Form 10-Q
period 1996-06-30
DAVIN ENTERPRISES INC
filed 1996-08-09
CIK 815017

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 1996
Commission File #33-18521-NY


                     DAVIN ENTERPRISES, INC.

     (Exact Name of Registrant as Specified in its Charter)


Delaware                                11-2854355

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)            Identification Number)


       461 Beach 124 Street. Belle Harbor, New York 11694

(Address of Principal Executive Office)           (Zip Code)


                          (718)474-6568

      (Registrant's Telephone Number, Including Area Code)


The Number of Shares Outstanding of Common Stock, $.0001 par value at June 30, 1996 was 1,937,354.


(Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days. Yes / X / No / /













                     DAVIN ENTERPRISES, INC.

                      FINANCIAL STATEMENTS

                          JUNE 30, 1996








                            I N D E X





                                                            Page


ACCOUNTANTS' REVIEW REPORT                                    1


BALANCE SHEETS                                                2


STATEMENTS OF STOCKHOLDERS' EQUITY                           3-4


STATEMENTS OF OPERATIONS                                      5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                            7-9










                   ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAVIN ENTERPRISES, INC.
461 Beach 124 Street
Belle Harbor, New York  11694

We have reviewed the balance sheet of DAVIN ENTERPRISES, INC. (A Development Stage Enterprise) as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the three month periods ended June 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 30, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
July 30, 1996



                                                  Page 1 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Developement Stage Enterprise)
                            BALANCE SHEETS


                                               June 30,     March 31,
                                                 1996         1996
                                             (Unaudited)   (Audited)


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents                   $   70,209   $   80,757
                                              $   70,209   $   80,757

OTHER ASSETS
  Deferred Acquisition Fees (Note 3)               5,000        5,000
  Organization Costs                               1,300        1,300
  Investment - Target Vision Inc.
    - Common Stock, At Fair Value (Note 2)       450,000      450,000
                                                 456,300      456,300


TOTAL ASSETS                                  $  526,509   $  537,057


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


CURRENT LIABILITIES
  Accrued Taxes and Expenses                  $      750   $      750

Contingencies (Note 6)

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001)
    50,000,000 Shares Authorized
    1,937,354 Shares Issued and
    Outstanding (Note 8)                             194          194
  Paid-In Capital In Excess Of
    Par Value                                  1,072,526    1,072,526
  (Deficit) Accumulated During
    Development Stage                           (546,961)    (536,413)
                                                 525,759      536,307


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                      $  526,509   $  537,057




Subject to the comments contained in the Accountants' Review Report.


                                                       Page 2 of 9
                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
          For The Period April 8, 1987 (Inception) to June 30, 1996

                  # of          $.0001     Paid In   Deficit      Total
                  Shares        Par Value  Capital   Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage
Initial Investment
 in Capital
 Stock            1,600,000     $160      $  426,220              $426,380

Warrants
 Exercised          222,550       22         475,078               475,100

Offering Costs                               (68,705)              (68,705)

Loss for the Period
April 8, 1987
(Inception) to
March 31, 1988                                       $ (13,113)    (13,113)

BALANCES -
APRIL 1, 1988     1,822,550      182         832,593   (13,113)    819,662

Warrants
 Exercised          114,804       12         239,933               239,945

Loss for the
Year Ended
March 31, 1989                                         (60,555)    (60,555)

BALANCES -
MARCH 31, 1989    1,937,354      194       1,072,526   (73,668)    999,052

Loss for the
Year Ended
March 31, 1990                                         (73,354)    (73,354)

BALANCES -
MARCH 31, 1990    1,937,354      194       1,072,526  (147,022)    925,698

Loss for the
Year Ended
March 31, 1991                                         (35,500)    (35,500)

BALANCES -
MARCH 31, 1991    1,937,354      194       1,072,526  (182,522)    890,198

Loss for the
Year Ended
March 31, 1992                                         (31,935)    (31,935)


BALANCES -
MARCH 31, 1992    1,937,354      194       1,072,526  (214,457)    858,263

Subject to the comments contained in the Accountants' Review Report.

                                                              Page 3 of 9
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
          For The Period April 8, 1987 (Inception) to June 30, 1996
                                 (Continued)


                  # of          $.0001    Paid In    Deficit      Total
                  Shares        Par Value Capital    Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage

BALANCES -
MARCH 31, 1992    1,937,354     $194      $1,072,526 $(214,457)   $858,263

Loss for the
Year Ended
March 31, 1993                                         (29,060)    (29,060)

BALANCES -
MARCH 31, 1993    1,937,354      194       1,072,526  (243,517)    829,203

Loss for the
Year Ended
March 31, 1994                                         (21,616)    (21,616)

BALANCES -
MARCH 31, 1994    1,937,354      194       1,072,526  (265,133)    807,587

Loss for the
Year Ended
March 31, 1995                                         (16,623)    (16,623)

BALANCES -
MARCH 31, 1995    1,937,354      194       1,072,526  (281,756)    790,964

Loss for the
Year Ended
March 31, 1996                                        (254,657)   (254,657)

BALANCES-
MARCH 31, 1996
(Audited)         1,937,354      194       1,072,526  (536,413)    536,307

Loss for the
Three Months Ended
June 30, 1996
(Unaudited)                                            (10,548)    (10,548)

BALANCES -
JUNE 30, 1996
(Unaudited)       1,937,354     $194      $1,072,526 $(546,961)   $525,759





Subject to the comments contained in the Accountants' Review Report.


                                                              Page 4 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      For The Three Months Ended
                                              June 30,
                                         1996          1995


Income                                $     -0-     $     -0-

General and Administrative Expenses
  Management Fees                         2,400         2,400
  Professional Fees                       6,950         2,677
  Miscellaneous Expenses                  2,394            73

Total Expenses                           11,744         5,150

Operating (Loss)                        (11,744)       (5,150)

Other Income
  Interest Income                           764         1,160

(Loss) Before Franchise Taxes           (10,980)       (3,990)

Franchise Taxes (Note 5)                   (432)         (108)


Net (Loss)                            $ (10,548)    $  (3,882)


(Loss) Per Share                          NIL           NIL


Weighted Average Number
  of Shares                           1,937,354     1,937,354

Cumulative Amounts From Inception
  Income                              $     -0-
  Expenses                              377,987
    Operating (Loss)                   (377,987)
  Interest Income                        90,354
  (Loss) Before Franchise Taxes and
    Extraordinary Item                 (287,633)
  Franchise Taxes                       (24,250)
  (Loss) Before Extraordinary Item     (311,883)
    Extraordinary Item                 (235,078)
  Net (Loss)                          $(546,961)



Subject to the comments contained in the Accountants' Review Report.



                                                    Page 5 of 9

                        DAVIN ENTERPRISES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                          For The Three Months Ended
                                                   June 30,
                                              1996         1995


Cash Flows From Operating Activities:

Net (Loss)                                  $ (10,548)  $(565,567)
  (Increase) Decrease in Prepaid
    Expenses                                      -0-         -0-
  Increase (Decrease) in Accrued
    Expenses                                      -0-         -0-

Net Cash Provided By (Used In)
 Operating Activities                         (10,548)   (565,567)

Cash Flows From Financing Activities
  Write Down of Investment                        -0-     560,078

Net Cash Provided By Financing Activities         -0-     560,078

Net Increase (Decrease) in Cash               (10,548)     (5,489)

Cash and Cash Equivalents -
  Beginning of Period                          80,757     100,336


CASH AND CASH EQUIVALENTS -
 END OF PERIOD                              $  70,209   $  94,847


















Subject to the comments contained in the Accountants' Review Report.


                                                        Page 6 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996
                              (Unaudited)

Note 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          GENERAL INFORMATION:

          Davin Enterprises, Inc. was organized under the laws of Delaware on April 8, 1987 to function initially as an inactive publicly held corporation pursuing a combination with a privately held business engaged in any area of business.

          Costs associated with its proposed initial public offering have been charged directly to paid in capital in excess of par value.

          CASH

          Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.

          INCOME TAXES

          During 1993, the Company adopted Statement of Financial Accounting Standards No. 109(SFAS 109), Accounting for Income Taxes. SFAS 109 requires an asset and liability approach to measuring deferred income taxes. Previous standards required an income statement approach. The cumulative effect of this change in the method of accounting for income taxes was not material.

Note 2:   INVESTMENT - TARGET VISION, INC., AT LOWER OF COST OR FAIR
          VALUE:

          On April 21, 1988, the Company concluded an agreement with Target Vision, Inc. ("TVI") for their merger, which agreement was subsequently terminated.

          As part of the merger agreement, the Company had agreed to lend TVI up to $800,000 from the proceeds of Class "A" and Class "B" warrants exercised. The Company advanced $685,078 to TVI. Subsequently, litigation ensued relating to the note with TVI, which was settled on June 28, 1991.

          Pursuant to the Company's receipt of 2,883,333 shares of TVI common stock the action was discontinued. The implementation of the settlement agreement took place on July 31, 1991. Therefore, the loan receivable was reclassified to an investment in common stock. The cost of this investment is $685,078, which was the carrying amount of the loan.









                                                         Page 7 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996
                              (Continued)
                              (Unaudited)

          Extraordinary Item

          In the quarter ended June 30, 1995 a sale of TVI stock occurred. The sale was by an unrelated shareholder and resulted in a complete liquidation of that stockholders interest. The current financial statements reflect a $235,078 extraordinary write down of the Company's investment to reflect the fair value, as there currently is no market for TVI stock. The fair value was estimated based primarily on the financial condition and operating results of TVI and not the single liquidation of a minority shareholder's interest. Unaudited financial information of TVI for the year ended September 30, 1995 follows:

                    Total Assets                $2,780,874
                    Stockholders' Equity           680,958
                    Revenues                     6,686,957
                    Net Income                     633,841

Note 3:   DEFERRED ACQUISITION COSTS

          The Company retained a business brokerage firm ("BBF") to locate business opportunities. A good faith deposit was placed with the broker upon the acquisition of a business through BBF. The deposit will be reimbursed to the Company if the Company completes an acquisition using BBF's services. If the Company ceases to use the services of BBF, the good faith deposit will be forfeited and at such time it will be charged to operations.

Note 4:   RELATED PARTY TRANSACTIONS

          The Company has entered into an oral agreement with Modern Technology Corp., a principal shareholder, to provide services and the partial use of its office to the Company for the sum of $800 per month since July 1, 1991. Arthur Seidenfeld, president of the Company, is also president of Modern Technology Corp.

Note 5:   FRANCHISE TAX

          Franchise taxes represent payment of New York State and New York City taxes. No federal income tax was due as the Company has generated a loss since inception. The Company has available $281,756 of Net Operating Loss (NOL) carryforwards which can be used to offset future income. These NOL's expire between the years 2003 and 2009. The income tax benefit for the current quarter is the result of prior period overpayments.





                                                          Page 8 of 9

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996
                              (Continued)
                              (Unaudited)

Note 6:   CONTINGENCIES

          Certain officers and directors of the company have been included as defendants in a class action entitled "Barker et al v. Power Securities Corp., et al" in the Western District of New York, which action alleges violations of the securities laws, in trading certain securities including those of the company and its affiliated company, Daine Industries Inc., by all of the defendants. Certain officers and directors of the company, who are also officers and directors of Daine Industries Inc., deny the allegations and believe the suit to be without merit. The alleged violations refer to Section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934.


NOTE 7:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under FAS'S 106 or 112.

NOTE 8:   COMMON STOCK

          On May 29, 1996 the Company effected a one (1) for one hundred
          (100) reverse stock split. The number of authorized shares was changed from 250,000,000 to 50,000,000. All share and per share amounts presented in these financial statements have been adjusted to reflect this reverse stock split on a retroactive basis.

NOTE 9:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period April 1, 1996 to June 30, 1996 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.














                                                          Page 9 of 9
                    Part 1. Financial Information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Davin Enterprises, Inc. ("The Registrant") is a development stage company which was incorporated on April 8, 1987. The Registrant has no predecessors and has no history prior to its date of organization. During the quarter ended September 30, 1987, the Registrant completed its proposed public offering selling 40 million units (each consisted of one share of common stock, one Class "A" warrant and one Class "B" warrant) at .01$ each, raising $331,295, net of underwriting costs and expenses and raised $715,045 through the exercise of Class "A" and Class "B" warrants during the fiscal years ended March 31, 1988 and 1989.

          The proposed business of the Company was to provide a mechanism to take advantage of business opportunities which management believes arise from time to time. It was believed that the Company's ability to take advantage of some business opportunities is enhanced by its status as a small, publicly held entity with liquid assets which could be deployed quickly to investigate, acquire an interest in and devote to business operations, product development, asset acquisition of other opportunities.

          On April 21, 1988, the Registrant concluded an agreement with Target Vision, Inc. ("TVI") for the merger of TVI with the Registrant. In conjunction with the merger agreement, the Company loaned TVI $685,078.08. Subsequently, litigation insued relating to the note which was settled on June 28, 1991. Pursuant to the agreement, on August 21, 1991, the Registrant converted $685,000 of debt into 2,883,333 shares of TVI common stock, representing approximately 9.6% of the outstanding shares of TVI, with a potential dilution to 8.7% if additional shares are issued.

          For the year ended September 30, 1995, TVI generated net revenues of $6,686,957, and net income of $633,841. At September 30, 1995, TVI had total assets of $2,780,874, and stockholders' equity of 680,958. The figures already mentioned for the year ended September 30, 1995 and the balance sheet figures at September 30, 1995 were unaudited and provided by TVI. TVI's primary product is computer based business television that is used in a variety of environments as a communication vehicle. Its dominant application is in industry, where communicators use the product as an employee communication tool. Its system combines television with the technology of computers to allow for immediate updating and dissemination of information. With the termination of the proposed merger, the Registrant began seeking out appropriate business opportunities. It should be noted that the Registrant's efforts in seeking out business opportunities had been hampered by the outstanding lawsuit and no assurances can be given that the Company will be successful in completing a merger or acquisition in the near future.

          In the quarter ended June 30, 1995, a sale of Target Vision, Inc. stock occurred. The sale was by an unrelated shareholder and resulted in a complete liquidation of that stockholder's interest. The stockholder's position, representing 14% equity interest in Target Vision, Inc. was purchased by Target Vision, Inc. for $250,000.

          For the three months ended June 30, 1996, the Registrant generated a net loss of $10,548. The loss for the three months ended June 30, 1996 reflects interest income of $764; general and administrative expenses amounted to $11,744 of which professional fees (accounting and legal) amounted to $6,950, managerial fees, paid to a company in which the officers and directors of the Registrant are majority shareholders, amounted to $2,400 and miscellaneous expenses amounting to $2,394. For the three months ended June 30, 1995 the net loss amounted to $3,882. This loss reflects interest income of $1,160. General and administrative expenses for the three months ended June 30, 1995 amounted to $5,150 of which professional fees (accounting and legal) amounted to $2,677 and managerial fees, paid to a company which the officers and directors of the Registrant are majority shareholders, amounted to $2,400 and miscellaneous expenses amounted to $73.

          No salaries have been paid to the officers and directors of the Registrant since inception. Services to the Registrant such as administrative, bookkeeping and clerical are provided for through the management fee compensation arrangement. The Registrant's management has determined that considerable monetary savings can be achieved through such an arrangement, as compared to hiring the additional personnel needed to perform the comparable administrative, clerical and bookkeeping services. The management fee for services has been $800 a month since July 1, 1991.

          On May 29, 1996, the Registrant effected a one for one hundred reverse split of its Common Stock, and reduced the number of authorized shares from 250,000,000 to 50,000,000. As a result, the number of shares of Common Stock outstanding at June 30, 1996 was 1,937,354. As a subsequent event, during the week of August 2, 1996, the Registrant's common stock has been relisted on the OTC bulletin board with the symbol DAVE.
                     PART II.  OTHER INFORMATION;

Item 1.   Legal Proceedings

          See 6/30/89 Form 10-Q Re: "Barker et al v. Power Securities Corp., et al".


Item 2.   Changes in Securities.   None


Item 3.   Defaults upon Senior Securities.   None


Item 4.   Submission of Matters to a Vote of Security Holders.
          None.


Item 5.   Other Materially Important Events.   None.


Item 6.   Exhibits and Reports on Form 8-K.   None.

                              SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      DAVIN ENTERPRISES, INC.



                    BY Arthur Seidenfeld
                       President
                       Dated:  August 9, 1996