Form 10-Q
period 1996-09-30
DAVIN ENTERPRISES INC
filed 1996-11-14
CIK 815017

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 33-18521-NY

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


      (Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /  /   No /  /

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  1,937,354

                              10Q-1













                     DAVIN ENTERPRISES, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996








                            I N D E X





                                                       Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS       1


BALANCE SHEETS                                           2


STATEMENTS OF STOCKHOLDERS' EQUITY                      3-4


STATEMENTS OF OPERATIONS                                5-6


STATEMENTS OF CASH FLOWS                                 7


NOTES TO THE FINANCIAL STATEMENTS                       8-10











       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
DAVIN ENTERPRISES, INC.
461 Beach 124 Street
Belle Harbor, New York  11694

We have reviewed the balance sheet of DAVIN ENTERPRISES, INC. (A Development Stage Enterprise) as of September 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the six month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
October 30, 1996


                                                  Page 1 of 10

                        DAVIN ENTERPRISES, INC.
                   (A Developement Stage Enterprise)
                            BALANCE SHEETS




                                      Sept. 30, 1996
                                       (Unaudited)     March 31, 1996


CURRENT ASSETS
  Cash and Cash Equivalents             $   57,275       $   80,757
    Total Current Assets                    57,275           80,757

OTHER ASSETS
  Deferred Acquisition Fees (Note 4)         5,000            5,000
  Organization Costs                         1,300            1,300
  Investment - Target Vision, Inc.
    - Common Stock, At Fair Value
      (Note 3)                             450,000          450,078
    Total Other Assets                     456,300          456,300

TOTAL ASSETS                            $  513,575       $  537,057


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Taxes and Expenses            $      750       $      750
    Total Current Liabilities                  750              750

Contingencies (Note 7)

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001)
    50,000,000 Shares Authorized
    1,937,354 Shares Issued and
    Outstanding                                194              194
  Paid-In Capital In Excess Of
    Par Value                            1,072,526        1,072,526
  (Deficit) Accumulated During
    Development Stage                     (559,895)        (536,413)
     Total Stockholders' Equity            512,825          536,307

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $  513,574       $  537,057









Subject to the comments contained in the Accountants' Review Report.


                                                         Page 2 of 10
                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
       For The Period April 8, 1987 (Inception) to September 30, 1996

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

Net Loss for the
Period April 8, 1987
(Inception) to
March 31, 1988                                       $ (13,113)    (13,113)

BALANCES -
APRIL 1, 1988     1,822,550      182         832,593   (13,113)    819,662

Warrants
 Exercised          114,804       12         239,933               239,945

Net Loss for
the Year Ended
March 31, 1989                                         (60,555)    (60,555)

BALANCES -
MARCH 31, 1989    1,937,354      194       1,072,526   (73,668)    999,052

Net Loss for
the Year Ended
March 31, 1990                                         (73,354)    (73,354)

BALANCES -
MARCH 31, 1990    1,937,354      194       1,072,526  (147,022)    925,698

Net Loss for
the Year Ended
March 31, 1991                                         (35,500)    (35,500)

BALANCES -
MARCH 31, 1991    1,937,354      194       1,072,526  (182,522)    890,198

Net Loss for
the Year Ended
March 31, 1992                                         (31,935)    (31,935)


BALANCES -
MARCH 31, 1992    1,937,354      194       1,072,526  (214,457)    858,263

Subject to the comments contained in the Accountants' Review Report.

                                                              Page 3 of 10
                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
       For The Period April 8, 1987 (Inception) to September 30, 1996
                                 (Continued)


                  # of          $.0001    Paid In    Deficit      Total
                  Shares        Par Value Capital    Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage

BALANCES -
MARCH 31, 1992    1,937,354     $194      $1,072,526 $(214,457)   $858,263

Net Loss for
the Year Ended
March 31, 1993                                         (29,060)    (29,060)

BALANCES -
MARCH 31, 1993    1,937,354      194       1,072,526  (243,517)    829,203

Net Loss for
the Year Ended
March 31, 1994                                         (21,616)    (21,616)

BALANCES -
MARCH 31, 1994    1,937,354      194       1,072,526  (265,133)    807,587

Net Loss for
the Year Ended
March 31, 1995                                         (16,623)    (16,623)

BALANCES -
MARCH 31, 1995    1,937,354      194       1,072,526  (281,756)    790,964

Net Loss for
the Year Ended
March 31, 1996                                        (254,657)   (254,657)

BALANCES-
MARCH 31, 1996
(Audited)         1,937,354      194       1,072,526  (536,413)    536,307

Net Loss for the
Six Months Ended
Sept. 30, 1996
(Unaudited)                                            (23,482)    (23,482)

BALANCES -
SEPT. 30, 1996
(Unaudited)       1,937,354     $194      $1,072,526 $(559,895)   $512,825





Subject to the comments contained in the Accountants' Review Report.


                                                              Page 4 of 10
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)




                                          For The Three Months Ended
                                                September 30,
                                             1996           1995


Income                                    $     -0-     $       -0-

General and Administrative Expenses
  Management Fees                             2,400           2,400
  Professional Fees                           7,313           4,011
  Miscellaneous Expenses                      3,868              80

Total Expenses                               13,581           6,491

Operating Loss                              (13,581)         (6,491)

Other Income
  Interest Income                               647           1,038

Loss Before Franchise Taxes                 (12,934)         (5,453)

Franchise Taxes (Benefit) (Note 6)              -0-            (355)

Net Loss                                  $ (12,934)    $    (5,098)

Net Loss Per Share                            NIL           NIL

Weighted Average Number
  of Shares                               1,937,354     193,735,474

















Subject to the comments contained in the Accountants' Review Report.


                                                      Page 6 of 10

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                           For The Six Months Ended
                                                September 30,
                                              1996          1995

Income                                    $     -0-     $       -0-

General and Administrative Expenses
  Management Fees                             4,800           4,800
  Professional Fees                          14,263           7,332
  Miscellaneous Expenses                      6,262             677

Total Expenses                               25,325          12,809

Operating Loss                              (25,325)        (12,809)

Other Income
  Interest Income                             1,411           2,263

Loss Before Franchise Taxes
  and Extraordinary Item                    (23,914)        (10,546)

Franchise Tax Expense (Benefit)
   (Note 6)                                    (432)             41

Loss Before Extraordinary Item              (23,482)        (10,587)

Extraordinary Item
  Write Down of Investment (Note 2)             -0-        (560,078)

Net Loss                                  $ (23,482)    $  (570,665)

Net Loss Per Share                            NIL           NIL

Weighted Average Number
  of Shares                               1,937,354     193,735,474

Cumulative Amounts From Inception
  Income                                  $       -0-
  Expenses                                    391,568
    Operating Loss                           (391,568)
  Interest Income                              91,001
  Loss Before Franchise Taxes
    and Extraordinary Item                   (300,567)
  Franchise Taxes                             (24,250)
  Loss Before Extraordinary Item             (324,817)
    Extraordinary Item                       (235,078)
  Net Loss                                $  (559,895)


Subject to the comments contained in the Accountants' Review Report.


                                                      Page 5 of 10
                        DAVIN ENTERPRISES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                              For The Six Months Ended
                                                    September 30,
                                                   1996       1995


Cash Flows From Operating Activities:

Net Loss                                        $(23,482)   $(570,665)

Net Cash Provided By (Used In)
 Operating Activities                            (23,482)    (570,665)

Cash Flows from Financing Activities
  Write Down of Investment                           -0-      560,078

Net Cash Provided By Financing Activities            -0-      560,078

Net Increase (Decrease) In Cash                  (23,482)     (10,587)

Cash and Cash Equivalents -
 Beginning of Period                              80,757      100,336


CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                  $ 57,275    $  89,749























Subject to the comments contained in the Accountants' Review Report.


                                                       Page 7 of 10
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                              (Unaudited)

Note 1:   ORGANIZATION AND NATURE OF OPERATIONS

          Davin Enterprises, Inc. (Davin) was organized under the laws of Delaware on April 8, 1987 to function initially as an inactive publicly held corporation pursuing a combination with a privately held business engaged in any area of business.

          Davin is located in New York. Davin is considered a Development Stage Enterprise as it has not begun any commercial operation. Davin's principal assets are cash and an investment in a private company.

Note 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          PREPARATION OF FINANCIAL STATEMENTS

          Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the use of management's estimates, primarily related to the fair values of investments. Accordingly, actual results could differ from those estimates.

Note 3:   INVESTMENT - TARGET VISION, INC., AT LOWER OF COST OR FAIR
          VALUE:

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






                                                         Page 8 of 10
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                              (Unaudited)
                              (Continued)

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

Note 4:   DEFERRED ACQUISITION COSTS

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

Note 5:   RELATED PARTY TRANSACTIONS

          The Company has entered into an oral agreement with Modern Technology Corp., a principal shareholder, to provide services and the partial use of its office to the Company for the sum of $800 per month since July 1, 1991. Arthur Seidenfeld, president of the Company, is also president of Modern Technology Corp.









                                                          Page 9 of 10

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                              (Unaudited)
                              (Continued)

Note 6:   FRANCHISE TAX

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

Note 7:   CONTINGENCIES

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


NOTE 8:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under FAS'S 106 or 112.

NOTE 9:   COMMON STOCK

          On May 29, 1996 the Company effected a one (1) for one hundred
          (100) reverse stock split. The number of authorized shares was changed from 250,000,000 to 50,000,000. All share and per share amounts presented in these financial statements have been adjusted to reflect this reverse stock split on a retroactive basis.

NOTE 10:  INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period April 1, 1996 to September 30, 1996 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.



                                                          Page 10 of 10
                    Part 1. Financial Information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Davin Enterprises, Inc. ("The Registrant") is a development stage company which was incorporated on April 8, 1987. The Registrant has no predecessors and has no history prior to its date of organization. During the quarter ended September 30, 1987, the Registrant completed its proposed public offering.

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

          For the year ended September 30, 1995, TVI generated net revenues of $6,686,957, and net income of $633,841. At September 30, 1995, TVI had total assets of $2,780,874, and stockholders' equity of $680,958. The figures already mentioned for the year ended September 30, 1995 and the balance sheet figures at September 30, 1995 were unaudited and provided by TVI. TVI's primary product is computer based business television that is used in a variety of environments as a communication vehicle. Its dominant application is in industry, where communicators use the product as an employee communication tool. Its system combines television with the technology of computers to allow for immediate updating and dissemination of information. With the termination of the proposed merger, the Registrant began seeking out appropriate business opportunities. It should be noted that the Registrant's efforts in seeking out business opportunities had been hampered by the outstanding lawsuit and while management is in discussions with several firms interested in a potential merger, no assurances can be given that the Company will be successful in completing a merger or acquisition in the near future.

          In the quarter ended June 30, 1995, a sale of Target Vision, Inc. stock occurred. The sale was by an unrelated shareholder and resulted in a complete liquidation of that stockholder's interest. The current financial statements reflect a $235,078 extraordinary write down of the investment to reflect a more realistic market value. For the six months ended Sept. 30, 1996, the Registrant generated a net loss of $23,482. The loss for the six months ended Sept. 30, 1996 reflects interest income of $1,411; general and administrative expenses amounted to $25,325 of which professional fees (accounting and legal) amounted to $14,263, managerial fees, paid to a company in which the officers and directors of the Registrant are majority shareholders, amounted to $4,800 and miscellaneous expenses amounting to $6,262. For the six months ended Sept. 30, 1995 the net loss amounted to $570,665. This loss reflects the extraordinary write down of the investment in Targetvision Inc. amounting to $560,078, interest income of $2,263. General and administrative expenses for the six months ended Sept. 30, 1995 amounted to $12,809 of which professional fees (accounting and legal) amounted to $7,332 and managerial fees, paid to a company which the officers and directors of the Registrant are majority shareholders, amounted to $4,800 and miscellaneous expenses amounted to $677.

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

          On May 29, 1996, the Registrant effected a one for one hundred reverse split of its Common Stock, and reduced the number of authorized shares from 250,000,000 to 50,000,000. As a result, the number of shares of Common Stock outstanding at June 30, 1996 was 1,937,354. As a subsequent event, during the week of August 2, 1996, the Registrant's common stock has been relisted on the OTC bulletin board with the symbol DAVN.
                     PART II.  OTHER INFORMATION;

Item 1.   Legal Proceedings

          See 6/30/89 Form 10-Q Re: "Barker et al v. Power Securities Corp., et al".


Item 2.   Changes in Securities.   None


Item 3.   Defaults upon Senior Securities.   None


Item 4.   Submission of Matters to a Vote of Security Holders.
          None.


Item 5.   Other Materially Important Events.   None.


Item 6.   Exhibits and Reports on Form 8-K.   None.

                              SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      DAVIN ENTERPRISES, INC.



                    BY Arthur Seidenfeld
                       President
                       Dated:  November 9, 1996