Form 10-Q
period 1996-12-31
DAVIN ENTERPRISES INC
filed 1997-02-14
CIK 815017

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1996 or

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

             240 Clarkson Avenue, Brooklyn, NY 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)

          461 Beach 124 Street, Belle Harbor, NY 11694

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  1,937,452
                              10Q-1













                     DAVIN ENTERPRISES, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1996








                            I N D E X





                                                            Page


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                        1


BALANCE SHEETS                                                2


STATEMENTS OF STOCKHOLDERS' EQUITY                           3-4


STATEMENTS OF OPERATIONS                                     5-6


STATEMENTS OF CASH FLOWS                                      7


NOTES TO THE FINANCIAL STATEMENTS                            8-10










             INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Shareholders
DAVIN ENTERPRISES, INC.
Brooklyn, New York

We have reviewed the balance sheet of DAVIN ENTERPRISES, INC. (A Development Stage Enterprise) as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the nine month periods ended December 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
January 14, 1997

                        DAVIN ENTERPRISES, INC.
                   (A Developement Stage Enterprise)
                            BALANCE SHEETS

                                             December 31,
                                                 1996       March 31,
                                             (Unaudited)      1996

                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                   $   51,895   $   80,757
    Total Current Assets                      $   51,895   $   80,757

OTHER ASSETS
  Deferred Acquisition Fees (Note 4)               5,000        5,000
  Organization Costs                               1,300        1,300
  Investment - Target Vision Inc.
    - Common Stock, At Fair Value
      (Note 3)                                   450,000      450,000
    Total Other Assets                           456,300      456,300

TOTAL ASSETS                                  $  508,195   $  537,057


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Taxes and Expenses                  $      750   $      750
    Total Current Liabilities                        750          750

Contingencies (Note 7)

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001)
    50,000,000 Shares Authorized
    1,937,452 Shares Issued and
    Outstanding                                      194          194
  Paid-In Capital In Excess Of
    Par Value                                  1,072,526    1,072,526
  (Deficit) Accumulated During
    Development Stage                           (565,275)    (536,413)
    Total Stockholders' Equity                   507,445      536,307

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                      $  508,195   $  537,057








Subject to the comments contained in the Accountants' Review Report.

                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
        For The Period April 8, 1987 (Inception) to December 31, 1996

                  # of          $.0001     Paid In   Deficit      Total
                  Shares        Par Value  Capital   Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage
Initial Investment
 in Capital
 Stock            1,600,000     $160      $  426,220              $426,380

Warrants
 Exercised          222,550       22         475,078               475,100

Offering Costs                               (68,705)              (68,705)

Net Loss for the
Period April 8, 1987
(Inception) to
March 31, 1988                                       $ (13,113)    (13,113)

BALANCES -
APRIL 1, 1988     1,822,550      182         832,593   (13,113)    819,662

Warrants
 Exercised          114,902       12         239,933               239,945

Net Loss for
the Year Ended
March 31, 1989                                         (60,555)    (60,555)

BALANCES -
MARCH 31, 1989    1,937,452      194       1,072,526   (73,668)    999,052

Net Loss for
the Year Ended
March 31, 1990                                         (73,354)    (73,354)

BALANCES -
MARCH 31, 1990    1,937,452      194       1,072,526  (147,022)    925,698

Net Loss for
the Year Ended
March 31, 1991                                         (35,500)    (35,500)

BALANCES -
MARCH 31, 1991    1,937,452      194       1,072,526  (182,522)    890,198

Net Loss for
the Year Ended
March 31, 1992                                         (31,935)    (31,935)


BALANCES -
MARCH 31, 1992    1,937,452      194       1,072,526  (214,457)    858,263

Subject to the comments contained in the Accountants' Review Report.

                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
        For The Period April 8, 1987 (Inception) to December 31, 1996
                                 (Continued)


                  # of          $.0001    Paid In    Deficit      Total
                  Shares        Par Value Capital    Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage

BALANCES -
MARCH 31, 1992    1,937,452     $194      $1,072,526 $(214,457)   $858,263

Net Loss for
the Year Ended
March 31, 1993                                         (29,060)    (29,060)

BALANCES -
MARCH 31, 1993    1,937,452      194       1,072,526  (243,517)    829,203

Net Loss for
the Year Ended
March 31, 1994                                         (21,616)    (21,616)

BALANCES -
March 31, 1994    1,937,452      194       1,072,526  (265,133)    807,587

Net Loss for
the Year Ended
March 31, 1995                                         (16,623)    (16,623)

BALANCES -
MARCH 31, 1995    1,937,452      194       1,072,526  (281,756)    790,964

Net Loss for
the Year Ended
March 31, 1996                                        (254,657)   (254,657)

BALANCES -
MARCH 31, 1996
(Audited)         1,937,452      194       1,072,526  (536,413)    536,307

Net Loss for the
Nine Months Ended
Dec. 31, 1996
(Unaudited)                                            (28,862)    (28,862)


BALANCES-
DEC. 31, 1996
(Unaudited)       1,937,452     $194      $1,072,526 $(565,275)   $507,445




Subject to the comments contained in the Accountants' Review Report.

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      For The Three Months Ended
                                              December 31,
                                          1996          1995


Income                                   $   -0-       $   -0-

General and Administrative Expenses
  Management Fees                          2,400         2,400
  Professional Fees                        1,950         2,250
  Miscellaneous Expenses                   1,560            67

Total Expenses                             5,910         4,719

Operating (Loss)                          (5,910)       (4,719)

Other Income
  Interest Income                            530         1,049

(Loss) Before Franchise Taxes             (5,380)       (3,670)

Franchise Taxes (Note 5)                     -0-           -0-


Net (Loss)                               $(5,380)      $(3,670)


(Loss) Per Share                           NIL           NIL


Weighted Average Number
  of Shares                             1,937,452     1,937,452















Subject to the comments contained in the Accountants' Review Report.

                          DAVIN ENTERPRISES, INC.
                     (A Development Stage Enterprise)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                              For The Nine Months Ended
                                                     December 31,
                                                1996          1995

Income                                        $     -0-     $     -0-

General and Administrative Expenses
  Management Fees                                 7,200         7,200
  Professional Fees                              16,213         9,582
  Miscellaneous Expenses                          7,822           746

Total Expenses                                   31,235        17,528

Operating (Loss)                                (31,235)      (17,528)

Other Income
  Interest Income                                 1,941         3,312

(Loss) Before Franchise Taxes
  and Extraordinary Item                        (29,294)      (14,216)

Franchise Taxes (Note 6)                           (432)          (41)

Loss Before Extraordinary Item                  (28,862)      (14,257)

Extraordinary Item
  Write Down of Investment (Note 3)                 -0-      (235,078)

Net (Loss)                                    $ (28,862)    $(249,335)

(Loss) Per Share                                  NIL           NIL

Weighted Average Number
  of Shares                                   1,937,452     1,937,452

Cumulative Amounts From Inception
  Income                                      $     -0-
  Expenses                                      397,478
    Operating (Loss)                           (397,478)
  Interest Income                                91,531
  (Loss) Before Franchise Taxes and
    Extraordinary Item                         (305,947)
  Franchise Taxes                               (24,250)
  (Loss) Before Extraordinary Item             (330,197)
    Extraordinary Item                         (235,078)
  Net (Loss)                                  $(565,275)


Subject to the comments contained in the Accountants' Review Report.

                        DAVIN ENTERPRISES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                          For The Nine Months Ended
                                                 December 31,
                                              1996         1995


Cash Flows From Operating Activities:

Net Income (Loss)                           $(28,862)   $(249,335)
  (Increase) Decrease in Prepaid
    Expenses                                     -0-          -0-
  Increase (Decrease) in Accrued
    Expenses                                     -0-          -0-

Net Cash Provided By (Used In)
 Operating Activities                        (28,862)    (249,335)

Cash Flows From Financing Activities
  Write Up of Investment                         -0-      235,078

Net Cash Provided By Financing Activities        -0-      235,078

Net Increase (Decrease) in Cash              (28,862)     (14,257)

Cash and Cash Equivalents -
  Beginning of Period                         80,757      100,336


CASH AND CASH EQUIVALENTS -
 END OF PERIOD                              $ 51,895    $  86,079


















Subject to the comments contained in the Accountants' Review Report.

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                              (Unaudited)

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

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                              (Unaudited)
                              (Continued)

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

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                              (Unaudited)
                              (Continued)

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

NOTE 10:  INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period April 1, 1996 to December 31, 1996 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.



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

          For the nine months ended December 31, 1996, the Registrant generated a net loss of $28,862. The loss for the nine months ended December 31, 1996 reflects interest income of $1,941; general and administrative expenses amounted to $31,235 of which professional fees (accounting and legal) amounted to $16,213, managerial fees, paid to a company in which the officers and directors of the Registrant are majority shareholders, amounted to $7,200 and miscellaneous expenses amounting to $7,822. For the nine months ended December 31, 1995 the net loss amounted to $249,335. This loss reflects the extraordinary write down of the investment in Targetvision Inc. amounting to $235,078, interest income of $3,312. General and administrative expenses for the nine months ended December 31, 1995 amounted to $17,528 of which professional fees (accounting and legal) amounted to $9,582 and managerial fees, paid to a company which the officers and directors of the Registrant are majority shareholders, amounted to $7,200 and miscellaneous expenses amounted to $746.

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

          On May 29, 1996, the Registrant effected a one for one hundred reverse split of its Common Stock, and reduced the number of authorized shares from 250,000,000 to 50,000,000. As a result, the number of shares of Common Stock outstanding at June 30, 1996 was 1,937,452. As a subsequent event, during the week of August 2, 1996, the Registrant's common stock has been relisted on the OTC bulletin board with the symbol DAVN.
                     PART II.  OTHER INFORMATION;

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


                      DAVIN ENTERPRISES, INC.



                    BY Arthur Seidenfeld
                       President
                       Dated:  February 9, 1997