Form 10-K
period 1997-03-31
DAVIN ENTERPRISES INC
filed 1997-06-26
CIK 815017

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

   / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES ACT OF 1934

For the Fiscal Year Ended March 31, 1997

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

Registrant's Telephone Number, Including Area Code 718-469-3132

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes / X / No /   /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant is $8915 at June 23, 1997. Common
Stock $.0001 par value.

The Number of Shares Outstanding of the Registrant at June 23, 1997 was 1,937,452.
                 Part 1.  Financial Information

Item 1.   Business.

     Davin Enterprises, Inc. ("The Registrant") is a development stage company which was incorporated on April 8, 1987. The Registrant has no predecessors and has no history prior to its date of organization. The proposed business of the Company is to provide a mechanism to take advantage of business opportunities which management believes arise from time to time. It is believed that the Company's ability to take advantage of some business opportunities is enhanced by its status as a small, publicly held entity with liquid assets which could be deployed quickly to investigate, acquire an interest in and devote to business operations, product development, asset acquisition of other opportunities.

     On April 21, 1988, the Registrant concluded an agreement with Target Vision, Inc. ("TVI") for the merger of TVI with the Registrant. In conjunction with the merger agreement, the Company loaned TVI $685,078.08. Subsequently, litigation ensued relating to the note which was settled on June 28, 1991. Pursuant to the agreement, on July 31, 1991, the Registrant converted $685,078 of debt into 2,883,333 shares of TVI common stock, representing approximately 9.1% of the outstanding shares of TVI, with a potential dilution to 8.7% if additional shares are issued.

     For the year ended September 30, 1996, TVI generated net revenues of $8,616,999 and net income of $797,050. At September 30, 1996, TVI had total assets of $4,684,632, and stockholders' equity of $1,176,821. The figures already mentioned for the year ended September 30, 1996 and the balance sheet figures at September 30, 1996 were audited. TVI's primary product is a computer based business television that is used in a variety of environments as a communication vehicle. Its dominant application is in industry, where communicators use the product as an employee communication tool. Its system combines television with the technology of computers to allow for immediate updating and dissemination of information.

     With the termination of the proposed merger, the Registrant began seeking out additional appropriate business opportunities.
To date, no such opportunities have been available.

Item 2.   Properties

     As of March 31, 1997, the Registrant owned no property.

Item 3.   Legal Proceedings

     The President and Secretary-Treasurer of the Registrant have been included as defendants in a class action entitled "Barker et. al v. Power Securities Corp., et. al" in the Western District of New York which commenced in February 1989. The Registrant is not a defendant in the above titled class action. The complaint alleges violations of the securities laws, in trading certain securities including those of the Company and its affiliated company, Daine Industries Inc., by all of the defendants. Certain officers and directors of the Company who are also officers and directors of Daine Industries Inc., deny the allegations and believe the suit to be without merit. The alleged violations refer to Section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934. The Registrant has undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it be ultimately determined that the officer or director is not entitled to be indemnified. At this date, expenses are not material. Discovery as it relates to the Registrant's officers is in its early stages and no activity has occurred for the past few years. In the event that the plaintiffs were to prevail against the officers and directors and a judgment was issued against them, this may have a material adverse effect on the Registrant's future financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     For the year ended March 31, 1996, there was no reported bid price for the common stock of the Registrant's shares and there were no pink sheet market makers for the Registrant's common stock. As reported by Yahoo Finance, for the 52 week period ended June 23, 1997, the shares were quoted at a range of $.01 - .53125. The last traded was at June 9, 1997 at a price of $.02. The bid price on June 23, 1997 was $.01. The prices reflect the reverse stock split effective May 29, 1996.

     Number of shareholders - 1220 (as of June 20, 1997).

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Company's business, and that no dividends on the Common Stock will be declared in the foreseeable future.

     On May 29, 1996, the Registrant declared a reverse stock split. The Registrant effected a one(1) for one hundred(100) reverse split and reduced the number of authorized shares from 250,000,000 to 50,000,000.
Item 6.   Selected Financial Data

                              For The Year Ended March 31,
                    1997      1996      1995      1994      1993
Interest Income   $  2,442  $  4,131  $  4,390  $  3,806  $  4,017
Net Profit (Loss)  193,505  (254,657)  (16,623)  (21,616)  (29,060)
Net Income (Loss)
 Per Share          $.10      $(.13)    $(.01)    $(.01)    $(.01)
Total Assets       732,095   537,057   791,714   808,337   829,203
Long Term Debt         -0-       -0-       -0-       -0-       -0-

Item 7.   Management's Discussion And Analysis of Financial
          Condition and Results of Operations.

     During the year ended March 31, 1997, the Registrant generated a net income of $193,505 which was principally attributed to a revaluation $235,078 of the Registrant's investment in Target Vision Inc. back to cost of $685,078. General and administrative expenses for the year ended March 31, 1997 amounted to $43,282 which was offset by interest income of $2,442. The increase in general and administrative expenses is principally due to the Registrant's reverse stock split effected in May of 1996. The Registrant also generated franchise tax expenses of $733. Included in the $43,282 of general and administrative expenses were management fees of $9,600, paid to a company in which certain officers and directors of the Registrant are majority shareholders. No salaries have been paid to the officers and directors of the Registrant since inception. Services to the Registrant such as administrative, bookkeeping and clerical are provided for through the management fee compensation arrangement. The Registrant's management has determined that considerable monetary savings can be achieved through such an arrangement as compared to hiring the additional personnel needed to perform the comparable administrative, clerical and bookkeeping services. At March 31, 1997, the Registrant had total assets of $732,095, consisting of cash $45,717, Investment - Target Vision, Inc. $685,078, and other assets of $1,300 and total liabilities of $2,283.

During the year ended March 31, 1996, the Registrant generated a loss of $254,657, which was principally attributed to a writedown in its investment in Target Vision, Inc. General and administrative expenses for the year ended March 31, 1996 amounted to $23,450 which was offset by interest income of $4,131. The Registrant also generated franchise tax expenses of $260.

     During the year ended March 31, 1995, the Registrant generated a loss of $16,623, which was principally attributed to professional fees, amounting to $20,153 (primarily professional fees of $8,327). Other general and administrative expenses for the year ended March 31, 1995 amounted to $11,826 which was offset by interest income of $4,390. The Registrant also generated a franchise tax expense of $860. The Registrant has sufficient funds to pay for anticipated expenditures for fiscal year ended March 31, 1998. There are no plans at this time for material capital expenditures for the fiscal year ended March 31, 1998.
Item 8.   Financial Statements and Supplementary Data

     Attached and listed in Item 14.

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are as follows:

                  Age                             Term Expires

Arthur Seidenfeld  46  President and Director  Next annual meeting
Anne Seidenfeld    84  Secretary-Treasurer
                         and Director               Next annual
meeting
Gerald Kaufman     56  Director                Next annual meeting

     Each of the above named individuals has served the Company in the capacity indicated since its formation on April 8, 1987 with the exception of Anne Seidenfeld who became secretary of the Company during December 1989 and Gerald Kaufman who became a director during 1990.

     Arthur Seidenfeld, President and Director was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University. He is founder and President of American Israel Ventures Corporation, a private company which was registered as an advisory firm under the Investment Advisory Act of 1940 from 1972 (except for a two year period from August 1979 to January 1981 when such registration was voluntarily withdrawn as the firm did not carry on investment advisory operations) until November 1988, when its registration was voluntarily withdrawn as the firm terminated its investment advisory operations. American Israel Ventures Corp. is still in business.

     He has also served as President and Director of Modern Technology Corp., a company which shares are publicly traded and a principal shareholder of the Company since 1983. Mr. Seidenfeld is also President and a Director of Daine Industries, Inc., a "blind pool' company that went public in March 1988 and in February 1990 became engaged in the manufacture and sale of wiring devices, through the acquisition of the business and assets of Lite King Corporation. Mr. Seidenfeld is also President of Lite King Corp., a wholly owned subsidiary of Daine Industries, Inc., and Coral Development Corp., a fully reporting company.
     Anne Seidenfeld, Secretary-Treasurer and Director, received her diploma from Washington Irving High School, New York City, in 1931. From 1972 to 1978 she was a partner in M. Seidenfeld and Son, a retail concern. From 1972 to the present she has served as Secretary and Treasurer of American Israel Ventures Crop. Mrs. Seidenfeld is the Treasurer-Secretary of Modern Technology Corp. and Daine Industries, Inc. and is secretary-treasurer of Lite King Corp. She is also Treasurer-Secretary and a Director of Coral Development Corp., a fully reporting company.

     Gerald Kaufman, Director, has been a practicing attorney for the past thirty years. He has served as a director of the Registrant, along with being a director of Modern Technology Corp. and Daine Industries Inc. since November 1990. He has also been a director of American Mayflower Life Insurance Co. since 1973.

     Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 11.  Management - Executive Compensation

     The officers of the Company did not receive salaries from the Company during the year ended March 31, 1996. Modern Technology Corp., a principal shareholder received a monthly management fee of $1,666 through June 30, 1991. As of July 1, 1991, Modern Technology Corp. agreed to receive $800 per month for the services provided.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Company's common stock.

Title of Class
Common Stock

  Name of Beneficial Owner         Amount &       Percentage
                                   Nature of       of Class
                                   Beneficial
                                   Ownership
  Arthur Seidenfeld
  461 Beach 124 Street
  Belle Harbor, NY                  540,910         27.9%

  Modern Technology Corp.
  461 Beach 124 Street
  Belle Harbor, NY                  501,000         25.9%

b.   The shares owned by management are as follows:
     Common Stock.

  Arthur Seidenfeld      540,910      27.9%
  Anne Seidenfeld          4,000       0.2%
  Gerald Kaufman          30,000       1.5%
Item 13.  Certain Relationships and Related Transactions.

     The Company presently utilized office space of Modern Technology Corp. Modern Technology Corp. receives a monthly management fee of $800. Arthur Seidenfeld and Anne Seidenfeld are president and secretary-treasurer respectively of Modern Technology Corp. and also own 47% and approximately 12% respectively of Modern Technology Corp. During the fiscal year ended March 31, 1997, Modern Technology Corp. has received management fees in the amount of $9,600.

Item 14.  Exhibits, Financial Statement Schedules, and Report on
          Form 8-K.

a)   Financial Statements and Financial Statement Schedules.

 1 - Financial Statements filed with this form 10-K include:

     Balance Sheet as of March 31, 1997 and 1996.

     Statement of Operations for the twelve months ended March 31, 1997, 1996 and 1995.

     Statement of Cash Flows for the twelve months ended March 31, 1997, 1996 and 1995.

     Statement of Stockholders Equity for the Period April 8, 1987 (inception) to March 31, 1997.

     Notes to Financial Statements.

       Schedules:

          None.

          Schedules are not submitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

       (c) Exhibits- (1) Articles of Incorporation*.  (2) By Laws*.
       (3) Exhibit 27 - Financial Data Schedule

*Incorporated by reference to Registration Statement #33-14521-NY.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     DAVIN ENTERPRISES, INC.



                BY:     Arthur Seidenfeld
                            President
                      Dated:  June 24, 1997


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated.

Name                Signature            Title                  Date
Arthur Seidenfeld                  President and Director
                                   Chief Executive and
                                   Financial Officer        June 24, 1997

Anne Seidenfeld                    Secretary-Treasurer
                                   and Director             June 24, 1997

Gerald Kaufman                     Director                 June 24, 1997


Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

d) No annual report or proxy material for the year ended March 31, 1997 has been sent to securities holders. If such report or proxy material is furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.













                     DAVIN ENTERPRISES, INC.

                      FINANCIAL STATEMENTS

                     MARCH 31, 1997 AND 1996








                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            1


BALANCE SHEETS                                                2


STATEMENTS OF STOCKHOLDERS' EQUITY                           3-4


STATEMENTS OF OPERATIONS                                      5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                            7-9













       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
DAVIN ENTERPRISES, INC.
Brooklyn, New York  11226


We have audited the accompanying balance sheets of DAVIN ENTERPRISES, INC. (A Development Stage Enterprise) as of March 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAVIN ENTERPRISES, INC. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the three years ended March 31, 1997, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
June 17, 1997



                                                       Page 1 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Developement Stage Enterprise)
                            BALANCE SHEETS


                                                    March 31,
                                                1997          1996


                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                  $   45,717   $   80,757

OTHER ASSETS
  Deferred Acquisition Fees (Note 4)                -0-        5,000
  Organization Costs                              1,300        1,300
  Investment - Target Vision, Inc.
    - (Note 3)                                  685,078      450,000
                                                686,378      456,300


TOTAL ASSETS                                 $  732,095   $  537,057


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Taxes and Expenses                 $    2,283   $      750

Contingencies (Note 7)

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001)
    50,000,000 Shares Authorized
    1,937,452 Shares Issued and
    Outstanding                                     194          194
  Paid-In Capital In Excess Of
    Par Value                                 1,072,526    1,072,526
  (Deficit) Accumulated During
    Development Stage                          (342,908)    (536,413)
                                                729,812      536,307


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $  732,095   $  537,057








The accompanying notes are an integral part of these financial statements.

                                                          Page 2 of 9
                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
         For The Period April 8, 1987 (Inception) to March 31, 1997

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


The accompanying notes are an integral part of these financial statements.

                                                                  Page 3 of 9

                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
         For The Period April 8, 1987 (Inception) to March 31, 1997
                                 (Continued)

                  # of          $.0001     Paid In   Deficit      Total
                  Shares        Par Value  Capital   Accumulated  Stock-
                                                     During       Holders'
                                                     Development  Equity
                                                     Stage

BALANCES -
MARCH 31, 1992    1,937,452     $194      $1,072,526 $(214,457)   $858,263

Loss for the
Year Ended
March 31, 1993                                         (29,060)    (29,060)

BALANCES -
MARCH 31, 1993    1,937,452      194       1,072,526  (243,517)    829,203

Loss for the
Year Ended
March 31, 1994                                         (21,616)    (21,616)

BALANCES -
MARCH 31, 1994    1,937,452      194       1,072,526  (265,133)    807,587

Loss for the
Year Ended
March 31, 1995                                         (16,623)    (16,623)

BALANCES -
MARCH 31, 1995    1,937,452      194       1,072,526  (281,756)    790,964

Loss for the
Year Ended
March 31, 1996                                        (254,657)   (254,657)

BALANCES -
MARCH 31, 1996    1,937,452      194       1,072,526  (536,413)    536,307

Net Income for
the Year Ended
March 31, 1997                                         193,505     193,505


BALANCES -
MARCH 31, 1997    1,937,452     $194      $1,072,526 $(342,908)   $729,812








The accompanying notes are an integral part of these financial statements.


                                                                  Page 4 of 9
                           DAVIN ENTERPRISES, INC.
                      (A Development Stage Enterprise)
                          STATEMENTS OF OPERATIONS

                                            For The Years Ended
                                                 March 31,
                                      1997        1996         1995

Income                             $     -0-    $     -0-    $     -0-

General and Administrative
Expenses
  Management Fees                      9,600        9,600        9,600
  Professional Fees                   23,163       11,532        8,327
  Investor Relations and
    Research                           5,962        1,722        1,867
  Miscellaneous Expenses               4,557          596          359

                                     (43,282)     (23,450)     (20,153)

Other Income
  Interest Income                      2,442        4,131        4,390

(Loss) Before Franchise Taxes
  and Extraordinary Item             (40,840)     (19,319)     (15,763)

Franchise Taxes (Note 6)                 733          260          860

(Loss) Before Extraordinary Item     (41,573)     (19,579)     (16,623)

Extraordinary Item
 Unrealized (Loss) Appreciation
  of Investment (Note 3)             235,078     (235,078)         -0-

Net Income (Loss)                  $ 193,505    $(254,657)   $ (16,623)

Net Income (Loss) Per Share          $0.10        $(.13)        $(.01)

Weighted Average Number
  of Shares                        1,937,452    1,937,452    1,937,452

Cumulative Amounts From Inception
 Income                            $     -0-
 Expenses                           (409,525)
 Interest Income                      92,032
 (Loss) Before Franchise Taxes
  and Extraordinary Item            (317,493)
 Franchise Taxes                     (25,415)
 (Loss) Before Extraordinary Item   (342,908)
  Extraordinary Item                     -0-
(Loss)                             $(342,908)



The accompanying notes are an integral part of these financial statements.


                                                            Page 5 of 9
                            DAVIN ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                       For The Years Ended       Cumulative
                                             March 31,           Amounts From
                                   1997       1996       1995    Inception


Cash Flows From Operating Activities:

Net Income (Loss)                $ 193,505  $(254,657) $(16,623) $ (342,908)
 (Increase) Decrease in
   Other Assets                      5,000        -0-       -0-      (1,300)
 Increase (Decrease) in Accrued
   Expenses and Taxes                1,533        -0-       -0-       2,283

Net Cash Provided By (Used In)
 Operating Activities              200,038   (254,657)  (16,623)   (341,925)

Funds Provided By (Used In)
 Investing Activities:
 Investment-Target Vision Inc.         -0-        -0-       -0-    (685,078)
Net Funds Provided By (Used In)
 Investing Activities                  -0-        -0-       -0-    (685,078)

Funds Provided By (Used In)
 Financing Activities:
   Proceeds From Issuance of
    Common Stock and Warrants, Net
    of Offering Costs of $68,705       -0-        -0-       -0-   1,072,720
   Write (Up) Down of Investment  (235,078)   235,078       -0-         -0-
Net Funds Provided By (Used In)
 Financing Activities             (235,078)   235,078       -0-   1,072,720

Net Increase (Decrease) In Cash    (35,040)   (19,579)  (16,623)     45,717

Cash and Cash Equivalents -
 Beginning of Period                80,757    100,336   116,959         -0-

CASH AND CASH EQUIVALENTS -
 END OF PERIOD                   $  45,717  $  80,757  $100,336  $   45,717


Supplemental Cash Flow
 Disclosure:
   Income Taxes Paid             $     -0-  $    260   $    860  $   24,682
   Interest Paid                       -0-       -0-        -0-         -0-

Disclosure of Accounting Policy:

 Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.



The accompanying notes are an integral part of these financial statements.


                                                                 Page 6 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


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

Note 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          GENERAL INFORMATION

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

Note 3:   INVESTMENT - TARGET VISION, INC., AT LOWER OF COST OR FAIR
          VALUE

          On April 21, 1988, the Company concluded an agreement with Target Vision, Inc. ("TVI") for their merger, which agreement was subsequently terminated.


                                                          Page 7 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                              (Continued)


          As part of the merger agreement, the Company had agreed to lend TVI up to $800,000 from the proceeds of Class "A" and Class "B" warrants exercised. The Company advanced $685,078 to TVI. Subsequently, litigation ensued relating to the note with TVI, which was settled on June 28, 1991.

          Pursuant to the Company's receipt of 2,883,333 shares of TVI common stock, representing approximately 9.1% of the outstanding stock, the action was discontinued. The implementation of the settlement agreement took place on July 31, 1991. Therefore, the loan receivable was reclassified to an investment in common stock. The cost of this investment is $685,078, which was the carrying amount of the loan.

          EXTRAORDINARY ITEM

          In the first quarter of fiscal year 1996 a sale of TVI stock occurred. The sale was by an unrelated shareholder and resulted in a complete liquidation of that stockholders interest. The current financial statements reflect a $235,078 extraordinary write up of the Company's investment to reflect management's estimate of fair value, as there currently is no market for TVI stock. The fair value was estimated based primarily on the financial condition and operating results of TVI and not the single liquidation of a minority shareholder's interest. Audited financial information of TVI for the year ended September 30, 1996 follows:

                    Total Assets                $4,684,632
                    Stockholders' Equity         1,176,821
                    Revenues                     8,616,999
                    Net Income                     797,050

Note 4:   DEFERRED ACQUISITION COSTS

          The Company retained a business brokerage firm ("BBF") to locate business opportunities. A good faith non refundable deposit was placed with the broker. The Company ceased using the services of BBF, the good faith deposit was forfeited and was charged to operations.

Note 5:   RELATED PARTY TRANSACTIONS

          The Company entered into an oral agreement with Modern
          Technology Corp., a principal shareholder, to provide services and the partial use of its office to the Company for the sum of $800 per month since July 1, 1991. Arthur Seidenfeld, president of the Company, is also president of Modern
          Technology Corp.




                                                          Page 8 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                              (Continued)


Note 6:   FRANCHISE TAX

          Franchise taxes represent payment of New York State and New York City taxes. No federal income tax was due as the Company has generated a loss since inception. The Company has available approximately $320,000 of Net Operating Loss (NOL) carryforwards which can be used to offset future income.
          These NOL's expire between the years 2003 and 2010. The tax benefit relating to these NOL's has been fully reserved in the valuation allowance account since the Company has never had taxable income and the realization of these benefits is highly uncertain.

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

Note 9:   STOCK SPLIT

          On May 29, 1996 the company declared a reverse stock split. The company effected a one (1) for one hundred (100) reverse split and reduced the number of authorized shares from 250,000,000 to 50,000,000. All share and per share amounts presented in these financial statements have been adjusted to reflect this reverse stock split on a retroactive basis.












                                                          Page 9 of 9











Our examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the following Schedules is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
June 17, 1997