Form 10-Q
period 1997-06-30
DAVIN ENTERPRISES INC
filed 1997-08-13
CIK 815017

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended June 30, 1997 or

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













                     DAVIN ENTERPRISES, INC.

                      FINANCIAL STATEMENTS

                          JUNE 30, 1997








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

We have reviewed the balance sheet of DAVIN ENTERPRISES, INC. (A Development Stage Enterprise) as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the three month periods ended June 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated June 17, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 1997 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
July 31, 1997



                                                  Page 1 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Developement Stage Enterprise)
                            BALANCE SHEETS


                                               June 30,     March 31,
                                                 1997         1997
                                             (Unaudited)   (Audited)


                              A S S E T S


CURRENT ASSETS
  Cash and Cash Equivalents                   $   40,109   $   45,717
    Total Current Assets                      $   40,109   $   45,717

OTHER ASSETS
  Organization Costs                               1,300        1,300
  Investment - Target Vision Inc. (Note 3)       685,078      685,078
                                                 686,378      686,378


TOTAL ASSETS                                  $  726,487   $  732,095


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y


CURRENT LIABILITIES
  Accrued Taxes and Expenses                  $      750   $    2,283

Contingencies (Note 5)

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001)
    50,000,000 Shares Authorized
    1,937,452 Shares Issued and
    Outstanding (Note 8)                             194          194
  Paid-In Capital In Excess Of
    Par Value                                  1,072,526    1,072,526
  (Deficit) Accumulated During
    Development Stage                           (346,983)    (342,908)
      Total Stockholders' Equity                 725,737      729,812


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                      $  726,487   $  732,095






Subject to the comments contained in the Accountants' Review Report.


                                                       Page 2 of 9
                           DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
          For The Period April 8, 1987 (Inception) to June 30, 1997

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

(Loss) for the Period
April 8, 1987
(Inception) to
March 31, 1988                                       $ (13,113)    (13,113)

BALANCES -
APRIL 1, 1988     1,822,550      182         832,593   (13,113)    819,662

Warrants
 Exercised          114,902       12         239,933               239,945

(Loss) for the
Year Ended
March 31, 1989                                         (60,555)    (60,555)

BALANCES -
MARCH 31, 1989    1,937,452      194       1,072,526   (73,668)    999,052

(Loss) for the
Year Ended
March 31, 1990                                         (73,354)    (73,354)

BALANCES -
MARCH 31, 1990    1,937,452      194       1,072,526  (147,022)    925,698

(Loss) for the
Year Ended
March 31, 1991                                         (35,500)    (35,500)

BALANCES -
MARCH 31, 1991    1,937,452      194       1,072,526  (182,522)    890,198

(Loss) for the
Year Ended
March 31, 1992                                         (31,935)    (31,935)


BALANCES -
MARCH 31, 1992    1,937,452      194       1,072,526  (214,457)    858,263

Subject to the comments contained in the Accountants' Review Report.

                                                              Page 3 of 9
                          DAVIN ENTERPRISES, INC.
                        (A Development Stage Company)
                     STATEMENTS OF STOCKHOLDERS' EQUITY
          For The Period April 8, 1987 (Inception) to June 30, 1997
                                 (Continued)

                  # of          $.0001    Paid In    Deficit      Total
                  Shares        Par Value Capital    Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage
BALANCES -
MARCH 31, 1992    1,937,452     $194      $1,072,526 $(214,457)   $858,263

(Loss) for the
Year Ended
March 31, 1993                                         (29,060)    (29,060)

BALANCES -
MARCH 31, 1993    1,937,452      194       1,072,526  (243,517)    829,203

(Loss) for the
Year Ended
March 31, 1994                                         (21,616)    (21,616)

BALANCES -
MARCH 31, 1994    1,937,452      194       1,072,526  (265,133)    807,587

(Loss) for the
Year Ended
March 31, 1995                                         (16,623)    (16,623)

BALANCES -
MARCH 31, 1995    1,937,452      194       1,072,526  (281,756)    790,964

(Loss) for the
Year Ended
March 31, 1996                                        (254,657)   (254,657)

BALANCES-
MARCH 31, 1996    1,937,452      194       1,072,526  (536,413)    536,307

Net Income for
the Year Ended
March 31, 1997                                         193,505     193,505

BALANCES -
MARCH 31, 1997
(Audited)         1,937,452      194       1,072,526  (342,908)    729,812

(Loss) for the
Three Months Ended
June 30, 1997
(Unaudited)                                             (4,075)     (4,075)

BALANCES -
JUNE 30, 1997
(Unaudited)       1,937,452     $194      $1,072,526 $(346,983)   $725,737

Subject to the comments contained in the Accountants' Review Report.

                                                              Page 4 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      For The Three Months Ended
                                              June 30,
                                         1997          1996


Income                                $     -0-     $     -0-

General and Administrative Expenses
  Management Fees                         2,400         2,400
  Professional Fees                       1,750         6,950
  Miscellaneous Expenses                    184         2,394

Total Expenses                            4,334        11,744

                                         (4,334)      (11,744)

Other Income
  Interest Income                           382           764

(Loss) Before Franchise Taxes            (3,952)      (10,980)

Franchise Taxes (Note 5)                    123          (432)


Net Income (Loss)                     $  (4,075)    $ (10,548)


Net Income (Loss) Per Share               NIL           NIL


Weighted Average Number
  of Shares                           1,937,452     1,937,452

Cumulative Amounts From Inception
  Income                              $     -0-
  Expenses                             (413,859)
  Interest Income                        92,414
  (Loss) Before Franchise Taxes        (321,445)
  Franchise Taxes                       (25,538)
  Net (Loss)                          $(346,983)







Subject to the comments contained in the Accountants' Review Report.



                                                    Page 5 of 9

                        DAVIN ENTERPRISES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                          For The Three Months Ended
                                                   June 30,
                                              1997         1996


Cash Flows From Operating Activities:

Net (Loss)                                  $(4,075)    $(10,548)
  (Increase) Decrease in Prepaid
    Expenses                                    -0-          -0-
  Increase (Decrease) in Accrued
    Expenses                                 (1,533)         -0-

Net Cash Provided By (Used In)
 Operating Activities                        (5,608)     (10,548)

Net Increase (Decrease) in Cash              (5,608)     (10,548)

Cash and Cash Equivalents -
  Beginning of Period                        45,717       80,757


CASH AND CASH EQUIVALENTS -
 END OF PERIOD                              $40,109     $ 70,209


Supplemental Cash Flow Disclosure
  Income Taxes Paid                         $   260     $   733
  Interest Paid                                 -0-         -0-


Disclosure of Accounting Policy:
  Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.













Subject to the comments contained in the Accountants' Review Report.


                                                        Page 6 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997
                              (Unaudited)


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

          Costs associated with its initial public offering have been charged directly to paid in capital in excess of par value.

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


                                                          Page 7 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997
                              (Unaudited)
                              (Continued)


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



                                                          Page 8 of 9
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997
                              (Unaudited)
                              (Continued)


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

          On April 21, 1988, the Registrant concluded an agreement with Target Vision, Inc. ("TVI") for the merger of TVI with the Registrant. In conjunction with the merger agreement, the Company loaned TVI $685,078.08. Subsequently, litigation ensued relating to the note which was settled on June 28, 1991. Pursuant to the agreement, on August 21, 1991, the Registrant converted $685,078 of debt into 2,883,333 shares of TVI common stock, representing approximately 9.1% of the outstanding shares of TVI, with a potential dilution to 8.7% if additional shares are issued.

          For the year ended September 30, 1996, TVI generated net revenues of $8,616,999, and net income after taxes of $797,050. At September 30, 1996, TVI had total assets of $4,684,632, and stockholders' equity of $1,176,821. The figures already mentioned for the year ended September 30, 1996 and the balance sheet figures at September 30, 1996 were audited and provided by TVI. TVI's primary product is computer based business television that is used in a variety of environments as a communication vehicle. Its dominant application is in industry, where communicators use the product as an employee communication tool. Its system combines television with the technology of computers to allow for immediate updating and dissemination of information. With the termination of the proposed merger, the Registrant began seeking out appropriate business opportunities. It should be noted that the Registrant's efforts in seeking out business opportunities had been hampered by the outstanding lawsuit and while management is in discussions with several firms interested in a potential merger, no assurances can be given that the Company will be successful in completing a merger or acquisition in the near future.

          For the three months ended June 30, 1997, the Registrant generated a net loss of $4,075. The loss for the three months ended June 30, 1997 reflects interest income of $382; general and administrative expenses amounted to $4,334 of which professional fees (accounting and legal) amounted to $1,750, managerial fees, paid to a company in which the officers and directors of the Registrant are majority shareholders, amounted to $2,400 and miscellaneous expenses amounting to $184. For the three months ended June 30, 1996 the net loss amounted to $10,548. This loss reflects interest income of $764. General and administrative expenses for the three months ended June 30, 1996 amounted to $11,744 of which professional fees (accounting and legal) amounted to $6,950 and managerial fees, paid to a company which the officers and directors of the Registrant are majority shareholders, amounted to $2,400 and miscellaneous expenses amounted to $2,394.

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

          On May 29, 1996, the Registrant effected a one for one hundred reverse split of its Common Stock, and reduced the number of authorized shares from 250,000,000 to 50,000,000. As a result, the number of shares of Common Stock outstanding at June 30, 1997 was 1,937,452. During the week of August 2, 1996, the Registrant's common stock has been relisted on the OTC bulletin board with the symbol DAVN.

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


                           DAVIN ENTERPRISES, INC.



                         BY
                              Arthur Seidenfeld
                              President
                              Dated:  August 13, 1997