Form 10-Q
period 1997-09-30
DAVIN ENTERPRISES INC
filed 1997-11-14
CIK 815017

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1997 or

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

              240 Clarkson Ave.  Brooklyn, NY 11226

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













                     DAVIN ENTERPRISES, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997








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

We have reviewed the balance sheet of DAVIN ENTERPRISES, INC. (A Development Stage Enterprise) as of September 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the six month periods ended September 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
October 30, 1997


                                                  Page 1 of 10

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                            BALANCE SHEETS




                                        Sept. 30, 1997
                                         (Unaudited)   March 31, 1997

ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents             $   36,800       $ 45,717
    Total Current Assets                    36,800         45,717

OTHER ASSETS
  Organization Costs                         1,300          1,300
  Investment - Target Vision, Inc.
    - Common Stock, At Fair Value
      (Note 3)                             400,000        685,078
    Total Other Assets                     401,300        686,378

TOTAL ASSETS                            $  438,100     $  732,095


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
  Accrued Taxes and Expenses            $    1,483       $    2,283
 Total Current Liabilities                   1,483            2,283

Committments and
Contingencies (Note 4)

STOCKHOLDERS' EQUITY
  Common Stock (Par Value $.0001)
    50,000,000 Shares Authorized
    1,937,354 Shares Issued and
    Outstanding                                194              194
  Paid-In Capital In Excess Of
    Par Value                            1,072,526        1,072,526
  (Deficit) Accumulated During
    Development Stage                     (636,103)        (342,908)
    Total Stockholders' Equity             436,617          729,812

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $  438,100       $  732,095





Subject to the comments contained in the Accountants' Review Report.


                                                         Page 2 of 10
                          DAVIN ENTERPRISES, INC.
                       (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
      For The Period April 8, 1987 (Inception) to September 30, 1997

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

Net (Loss) for the
Period April 8, 1987
(Inception) to
March 31, 1988                                       $ (13,113)    (13,113)

BALANCES -
APRIL 1, 1988     1,822,550      182         832,593   (13,113)    819,662

Warrants
 Exercised          114,804       12         239,933               239,945

Net (Loss) for
the Year Ended
March 31, 1989                                         (60,555)    (60,555)

BALANCES -
MARCH 31, 1989    1,937,354      194       1,072,526   (73,668)    999,052

Net (Loss) for
the Year Ended
March 31, 1990                                         (73,354)    (73,354)

BALANCES -
MARCH 31, 1990    1,937,354      194       1,072,526  (147,022)    925,698

Net (Loss) for
the Year Ended
March 31, 1991                                         (35,500)    (35,500)

BALANCES -
MARCH 31, 1991    1,937,354      194       1,072,526  (182,522)    890,198

Net (Loss) for
the Year Ended
March 31, 1992                                         (31,935)    (31,935)

BALANCES -
MARCH 31, 1992    1,937,354      194       1,072,526  (214,457)    858,263

Subject to the comments contained in the Accountants' Review Report.
                                                                 Page 3 of 10
                          DAVIN ENTERPRISES, INC.
                       (A Development Stage Company)
                    STATEMENTS OF STOCKHOLDERS' EQUITY
      For The Period April 8, 1987 (Inception) to September 30, 1997
                                (Continued)


                  # of          $.0001    Paid In    Deficit      Total
                  Shares        Par Value Capital    Accumulated  Stock-
                                                     During       holders'
                                                     Development  Equity
                                                     Stage

BALANCES -
MARCH 31, 1992    1,937,354     $194      $1,072,526 $(214,457)   $858,263

Net (Loss) for
the Year Ended
March 31, 1993                                         (29,060)    (29,060)

BALANCES -
MARCH 31, 1993    1,937,354      194       1,072,526  (243,517)    829,203

Net (Loss) for
the Year Ended
March 31, 1994                                         (21,616)    (21,616)

BALANCES -
MARCH 31, 1994    1,937,354      194       1,072,526  (265,133)    807,587

Net (Loss) for
the Year Ended
March 31, 1995                                         (16,623)    (16,623)

BALANCES -
MARCH 31, 1995    1,937,354      194       1,072,526  (281,756)    790,964

Net (Loss) for
the Year Ended
March 31, 1996                                        (254,657)   (254,657)

BALANCES-
MARCH 31, 1996    1,937,354      194       1,072,526  (536,413)    536,307

Net Income
for the Year Ended
March 31, 1997                                         193,505     193,505

BALANCES -
MARCH 31, 1997
(audited)         1,937,354     $194      $1,072,526 $(342,908)   $729,812

Net (Loss) for the
Six months ended
Sept.30, 1997                                         (293,195)   (293,195)

BALANCES AT
SEPTEMBER 30, 1997
(unaudited)       1,937,354     $194      $1,072,526 $(636,103)   $436,617

Subject to the comments contained in the Accountants' Review Report.
                                                                 Page 4 of 10
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)




                                          For The Three Months Ended
                                                September 30,
                                             1997           1996


Income                                    $     -0-     $       -0-

General and Administrative Expenses
  Management Fees                             1,600           2,400
  Professional Fees                           1,750           7,313
  Miscellaneous Expenses                        370           3,868

Total Expenses                                3,720          13,581

                                             (3,720)        (13,581)

Other Income
  Interest Income                               411             647

(Loss) Before Franchise Taxes                (3,309)        (12,934)

Franchise Tax Expense (Benefit)                 733             -0-

(Loss) Before Extraordinary Item             (4,042)        (12,934)

Extraordinary Item
  Write Down of Investment (Note 3)        (285,078)            -0-

Net (Loss)                                $(289,120)    $   (12,934)

Net (Loss) Per Share                      $  (0.15)     $     (0.01)

Weighted Average Number
  of Shares                               1,937,354        1,937,354











Subject to the comments contained in the Accountants' Review Report.


                                                      Page 5 of 10

                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                           For The Six Months Ended
                                                September 30,
                                              1997          1996

Income                                    $     -0-     $       -0-

General and Administrative Expenses
  Management Fees                             4,000           4,800
  Professional Fees                           3,500          14,263
  Miscellaneous Expenses                        554           6,262

Total Expenses                                8,054          25,325

                                             (8,054)        (25,325)

Other Income-Interest Income                    793           1,411

(Loss) Before Franchise Taxes                (7,261)        (23,914)

Franchise Tax Expense (Benefit)                (856)           (432)

(Loss) Before Extraordinary Item             (8,117)        (23,482)

Extraordinary Item
  Write Down of Investment (Note 3)        (285,078)            -0-

Net (Loss)                                $(293,195)    $   (23,482)

Net (Loss) Per Share                      $  (0.15)     $      (.01)

Weighted Average Number
  of Shares                               1,937,354       1,937,354

Cumulative Amounts From Inception
  Income                                  $       -0-
  Expenses                                    417,579
                                             (417,579)
  Interest Income                              92,825
  (Loss) Before Franchise Taxes
    and Extraordinary Item                   (324,754)
  Franchise Taxes                             (26,271)
  (Loss) Before Extraordinary Item           (351,025)
    Extraordinary Item                       (285,078)
  Net (Loss)                              $  (636,103)





Subject to the comments contained in the Accountants' Review Report.

                                                      Page 6 of 10


                        DAVIN ENTERPRISES, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                              For The Six Months Ended
                                                    September 30,
                                                   1997       1996


Cash Flows From Operating Activities:

Net (Loss)                                      $(293,195)  $(23,482)
  Changes in Asset & Liability Accounts:
    Increase (Decrease) in Accrued Expenses          (800)       -0-

Net Cash Provided By (Used In)
 Operating Activities                            (293,995)   (23,482)

Cash Flows from Financing Activities
  Write Down of Investment                        285,078        -0-

Net Cash Provided By Financing Activities         285,078        -0-

Net Increase (Decrease) In Cash                    (8,917)   (23,482)

Cash and Cash Equivalents -
 Beginning of Period                               45,717     80,757


CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                  $  36,800   $ 57,275

Supplemental disclosure of cash flow:
  Cash paid during the period for:
    Interest                                    $     -0-   $    -0-
    Income tax                                  $     856   $    432















Subject to the comments contained in the Accountants' Review Report.

                                                          Page 7 of 10
                        DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                              (Unaudited)

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

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          GENERAL INFORMATION

          Costs associated with the Company's initial public offering have been charged directly to paid in capital in excess of par value.

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

DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                              (Unaudited)
                              (Continued)

          As part of the merger agreement, the Company had agreed to lend TVI up to $800,000 from the proceeds of Class "A" and Class "B" warrants exercised. The Company advanced $685,078 to TVI. Subsequently, litigation ensued relating to the note with TVI, which was settled on June 28, 1991.

          Pursuant to the Company's receipt of 2,883,333 shares of TVI common stock the action was discontinued. The implementation of the settlement agreement took place on July 31, 1991. Therefore, the loan receivable was reclassified to an investment in common stock. The cost of this investment is $685,078.

          Extraordinary Item

          In the quarter ended June 30, 1996 a sale of TVI stock occurred. The sale was by an unrelated shareholder and resulted in a complete liquidation of that stockholders interest. The current financial statements reflect a $285,078 extraordinary write down of the Company's investment to reflect the fair value, as there currently is no market for TVI stock. The fair value was estimated based primarily on the financial condition and operating results of TVI and not the single liquidation of a minority shareholder's interest. Audited financial information of TVI for the year ended September 30, 1996 follows:

                    Total Assets                $4,684,632
                    Stockholders' Equity         1,176,821
                    Revenues                     8,616,999
                     Net Income                    797,050


NOTE 4:   RELATED PARTY TRANSACTIONS

          The Company has entered into an oral agreement with Modern Technology Corp., a principal shareholder, to provide services and the partial use of its office to the Company for the sum of $800 per month since July 1, 1991 and $400 per month from September 1, 1997. Arthur Seidenfeld, president of the Company, is also president of Modern Technology Corp.



NOTE 5:   FRANCHISE TAX

          Franchise taxes represent payment of New York State and New York City taxes. No federal income tax was due as the Company has generated a loss since inception. The Company has available approximately $320,000 of Net Operating Loss (NOL) carryforwards which can be used to offset future income.

DAVIN ENTERPRISES, INC.
                   (A Development Stage Enterprise)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                              (Unaudited)
                              (Continued)



          These NOL's expire between the years 2003 and 2010. The income tax benefit relating to these NOL's has been fully reserved in the valuation allowance account since the Company has never had taxable income and the realization of these benefits is highly uncertain.


NOTE 6:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under FAS'S 106 or 112.

NOTE 7:   COMMON STOCK

          On May 29, 1996 the Company effected a one (1) for one hundred
          (100) reverse stock split. The number of authorized shares was changed from 250,000,000 to 50,000,000. All share and per share amounts presented in these financial statements have been adjusted to reflect this reverse stock split on a retroactive basis.

NOTE 8:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period April 1, 1997 to September 30, 1997 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

                    Part 1. Financial Information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Davin Enterprises, Inc. ("The Registrant") is a development stage company, which was incorporated on April 8, 1987. The Registrant has no predecessors and has no history prior to its date of organization. During the quarter ended September 30, 1987, the Registrant completed its proposed public offering.

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

          On April 21, 1988, the Registrant concluded an agreement with Target Vision, Inc. ("TVI") for the merger of TVI with the Registrant. In conjunction with the merger agreement, the Company loaned TVI $685,078.08. Subsequently, litigation ensued relating to the note, which was settled on June 28, 1991. Pursuant to the agreement, on August 21, 1991, the Registrant converted $685,000 of debt into 2,883,333 shares of TVI common stock, representing approximately 9.6% of the outstanding shares of TVI, with a potential dilution to 8.7% if additional shares are issued.

          For the year ended September 30, 1996, TVI generated net revenues of $8,616,999, and net income of $797,050. At September 30, 1996, TVI had total assets of $4,684,632, and stockholders' equity of $1,176,821. The figures already mentioned for the year ended September 30, 1996 and the balance sheet figures at September 30, 1996 were audited and provided by TVI. TVI's primary product is computer based business television that is used in a variety of environments as a communication vehicle. Its dominant application is in industry, where communicators use the product as an employee communication tool. Its system combines television with the technology of computers to allow for immediate updating and dissemination of information. With the termination of the proposed merger, the Registrant began seeking out appropriate business opportunities. It should be noted that the Registrant's efforts in seeking out business opportunities had been hampered by the outstanding lawsuit and while management is in discussions with several firms interested in a potential merger, no assurances can be given that the Company will be successful in completing a merger or acquisition in the near future.

          In the quarter ended June 30, 1996, a sale of Target Vision, Inc. stock occurred. The sale was by an unrelated shareholder and resulted in a complete liquidation of that stockholder's interest. The current financial statements reflect a $285,078 extraordinary write down of the investment to reflect a more realistic fair value. For the six months ended Sept. 30, 1997, the Registrant generated a net loss of $293,195. The loss for the six months ended Sept. 30, 1997 reflects an extraordinary item- write down of investment in Target Vision Inc. amounting to $285,078, interest income of $793; general and administrative expenses amounted to $8,054 of which professional fees (accounting and legal) amounted to $3,500, managerial fees, paid to a company in which the officers and directors of the Registrant are majority shareholders, amounted to $4,000 and miscellaneous expenses amounting to $554 and a franchise tax expense of $856. For the six months ended Sept. 30, 1996 the net loss amounted to $23,482. This loss reflects interest income of $1,411. General and administrative expenses for the six months ended Sept. 30, 1996 amounted to $25,325 of which professional fees (accounting and legal) amounted to $14,263 and managerial fees, paid to a company which the officers and directors of the Registrant are majority shareholders, amounted to $4,800 and miscellaneous expenses amounted to $6,262.

          No salaries have been paid to the officers and directors of the Registrant since inception. Services to the Registrant such as administrative, bookkeeping and clerical are provided for through the management fee compensation arrangement. The Registrant's management has determined that considerable monetary savings can be achieved through such an arrangement, as compared to hiring the additional personnel needed to perform the comparable administrative, clerical and bookkeeping services. The management fee for services has been $800 a month since July 1, 1991. On September 1, 1997, the management fee for services has been reduced to $400 per month.

          Subsequent to the close of the fiscal quarter and at the request of the officers and directors involved in a class action, the Registrant passed resolutions, agreed to by those officers and directors, wherein advances for expenses to be reimbursed pursuant to indemnification would in the future be waived, and thus the Registrant no longer has any contingent liabilities relating to this case. The class action was commenced in 1989 and subsequent to the officers denying liability in an answer the action has remained dormant against the officers and directors of the Registrant.

          On May 29, 1996, the Registrant effected a one for one hundred reverse split of its Common Stock, and reduced the number of authorized shares from 250,000,000 to 50,000,000. As a result, the number of shares of Common Stock outstanding at June 30, 1996 was 1,937,354. During the week of August 2, 1996, the Registrant's common stock was relisted on the OTC bulletin board with the symbol DAVN.

                     PART II.  OTHER INFORMATION;

Item 1.   Legal Proceedings.   None


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


                      DAVIN ENTERPRISES, INC.



                    BY Arthur Seidenfeld
                       President
                       Dated:  November 12, 1997