Form 10QSB
period 1998-03-03
CREATIVE MASTER INTERNATIONAL INC
filed 1998-06-01
CIK 815017

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ________________

        Commission file number 33-18521-NY

                       CREATIVE MASTER INTERNATIONAL, INC.
           (Exact name of small business as specified in its charter)

      Delaware                                             11-2854355
---------------------                                   ----------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

                           Casey Ind. Bldg., 8th Floor
                           18 Bedford Rd., Taikoktsui
                               Kowloon, Hong Kong
                    (Address of principal executive offices)

                                 (852) 2396-0147
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : May 13, 1998, 4,999,746 shares.

Transitional Small Business Disclosure Format (check one) :
Yes        No  X
   ----      ----

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Statements of Income (unaudited) for
the three months ended March 31, 1998 and 1997                                1

Consolidated Condensed Balance Sheets (unaudited) at March
31, 1998 and December 31, 1997                                                2

Consolidated Condensed Statements of Cash Flows (unaudited)
for the three months ended March 31, 1998 and 1997                            3

Notes to Consolidated Condensed Financial Statements (unaudited)
for the three months ended March 31, 1998 and 1997                         4-15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                16-18

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   19

ITEM 2 - CHANGES IN SECURITIES                                               19

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     19

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                    19

ITEM 5 - OTHER INFORMATION                                                   19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    19


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
       (Amounts in thousands, except number of shares and per share data)

                                                           Three Months Ended March 31,
                                                 -------------------------------------------------

                                                     1998         1998         1997         1997
                                                 -----------  -----------  -----------  -----------
                                                      US$          HK$          US$          HK$

Net sales                                             5,596       43,369        4,053       31,410

Cost of goods sold                                   (3,822)     (29,621)      (3,176)     (24,614)

Gross profit                                          1,774       13,749          877        6,796

Selling, general and
 administrative expenses                               (852)      (6,603)        (502)      (3,890)

Operating income                                        922        7,146          375        2,906
Interest income                                           0            0           28          217
Interest expenses                                       (70)        (543)         (54)        (418)
Other income                                             32          248            0            0
Other expenses, net                                     (24)        (186)         (34)        (263)
Amortization of goodwill                                (23)        (178)         (16)        (124)

Income (loss) before income tax &
minority interests                                      837          648          299        2,318
Provision for income taxes                              (99)        (767)         (33)        (256)

Income (loss) before minority interests                 738        5,720          266        2,062
Minority interests                                     (131)      (1,015)         (21)        (163)

Net income                                              607        4,704          245        1,899
                                                 ===========  ===========  ===========  ===========

Earnings per common share                        $     0.12   $     0.94   $     0.05   $     0.38
                                                 ===========  ===========  ===========  ===========

Weighted average common
shares outstanding                                4,999,746    4,999,746    4,999,746    4,999,746
                                                 ===========  ===========  ===========  ===========

Translations of amounts from Hong Kong Dollars (HK$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on March 31, 1998 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1997 or at any other certain rate. The accompanying notes are an integral part of these consolidated statements of income.


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                      MARCH 31, 1998 AND DECEMBER 31, 1997
       (Amounts in thousands, except number of shares and per share data)

                                                  March          March       December      December
                                                 31, 1998      31, 1998      31, 1997      31, 1998
                                                ----------    ----------    ----------    ----------
                                                   US$            HK$           US$           HK$

ASSETS
------

Current assets
   Cash and bank deposits                             770         5,968           471         3,650
         Accounts receivable, net                   3,196        24,769         2,827        21,909
         Deposits and prepayment                      400         3,100           307         2,379
         Inventories, net                           3,110        24,102         2,928        22,693
                                                ----------    ----------    ----------    ----------
Total current assets                                7,476        57,939         6,533        50,631

Machinery, equipment and
 capital leases                                     3,121        24,188         3,155        24,451
Goodwill                                              783         6,068           810         6,277
Long-term investment                                    1             8             1             8
                                                ----------    ----------    ----------    ----------
Total assets                                       11,381        88,203        10,499        81,367
                                                ==========    ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
  Short-term bank loans                             1,888        14,632         1,290         9,975
  Capital lease obligations,
   current portion                                    588         4,557           764         5,921
  Accounts payable                                  2,306        17,872         1,908        14,787
  Accrued expenses and other payables               1,383        10,718         1,579        12,237
         Deposits from customers                      248         1,922           560         4,340
         Due to directors                             724         5,611           861         6,673
         Due to parent company                          0             0             9            70
         Taxation payable                             169         1,310            68           527
         Dividend payable                             265         2,054           323         2,503
  Taxes other than income                               -             -             -             -
                                                ----------    ----------    ----------    ----------
Total current liabilities                           7,571        58,675         7,362        57,055

Capital lease obligations,
 non-current portion                                  203         1,573           266         2,061
Deferred Taxation                                      57           442            57           442
                                                ----------    ----------    ----------    ----------
Total liabilities                                   7,831        60,690         7,685        59,559
                                                ----------    ----------    ----------    ----------

Minority interests                                    206         1,597            75           581

Shareholders' equity:
Common stock, par value US$.0001
  authorized - 60,000,000 shares
  issued and outstanding - 4,999,746 shares
  at December 31, 1997 and March 31, 1998               1             8             1             8
Additional paid-in capital                          1,202         9,316         1,202         9,315
Retained earning                                    2,144        16,616         1,536        11,904
Cumulative translation adjustment                      (3)          (23)            0             0
                                                ----------    ----------    ----------    ----------

Total shareholders' equity                          3,343        25,916         2,739        21,227
                                                ----------    ----------    ----------    ----------
Total liabilities and shareholders'
 equity                                            11,381        88,203        10,499        81,367
                                                ==========    ==========    ==========    ==========

Translations of amounts from Hong Kong Dollars (HK$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on March 31, 1998 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Amounts in thousands)

                                               March         March         March         March
                                             31, 1998      31, 1998      31, 1997      31, 1997
                                            ----------    ----------    ----------    ----------
                                               US$            HK$           US$           HK$

Cash flows from operating activities:
  Net Income
         Income from continuing operations        607         4,704           247         1,914
         Net loss (gain) on disposal of
           Machinery and equipment                  0             0            (2)           15
         Minority interests                       131         1,015            21           163
         Depreciation and amortization            153         1,186           133         1,031
         Deferred income taxes                      0             0            14           108
(Increase) decrease in assets :
         Accounts receivable, net                (369)       (2,860)         (274)        2,123
         Deposits and prepayments                 (93)         (721)            2            15
         Inventories, net                        (182)       (1,411)         (290)        2,247
Increase (decrease) in liabilities :
         Accounts payable                         398         3,085            58           449
         Deposits from customers                 (312)       (2,418)          140         1,085
         Accrued expenses and
         other payables                          (194)       (1,504)          110           852
         Due to related company                    (9)          (70)          (89)          690
         Taxation payable                         101           783            13           101
                                            ----------    ----------    ----------    ----------
Net cash used in operating activities             231         1,789            83           643

Cash flows from investing activities:
         Acquisition of property,
         plant and equipment                      (96)         (744)           (6)           46
         Net cash outflow from
          acquisition of a Subsidiary               0             0            (1)            8
         Decrease (increase) in due
          from a related Company                    0             0            11            85
                                            ----------    ----------    ----------    ----------

Net cash (used in) provided by
 investing activities                             (96)         (744)            4            31
                                            ----------    ----------    ----------    ----------

Cash flows from financing activities:
         Increase (decrease)
          in bank overdrafts                        0             0            (7)           54
         Increase (decrease) in
          short-term bank loans                   641         4,968            68           527
         Increase (Decrease) in
          import trust receipts and
           Bank loans                             (43)         (333)           19           147
         Repayment of capital
          element of capital
           Lease obligations                     (239)       (1,852)         (151)        1,170
         (Decrease) increase in
          due to directors                       (137)       (1,062)           (5)           39
         Dividends paid to minority
          interests of Subsidiaries               (58)         (450)           (2)           15
                                            ----------    ----------    ----------    ----------

Net cash provided by (used in)
          financing activities                    164         1,271           (78)          542
                                            ----------    ----------    ----------    ----------

Net increase (decrease) in cash
          and cash equivalents                    299         2,316             9            70
Cash and cash equivalents,
          at beginning of period                  471         3,650           435         3,371
                                            ----------    ----------    ----------    ----------
Cash and cash equivalents,
          at end of period                        770         5,966           444         3,441
                                            ==========    ==========    ==========    ==========

Translations of amounts from Hong Kong Dollars (HK$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on March 31, 1998 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

The accompanying notes are an integral part of these financial statements. CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts expressed in United States dollars unless otherwise stated)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

Creative Master International, Inc. ("the Company") is incorporated in the State of Delaware, United States of America. With effect from February 23, 1998, the Company changed its name from Davin Enterprises, Inc. to Creative Master International, Inc., the present one.

During the period from January 1, 1995 (the earliest date covered by this report) to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which is principally engaged in the development and sale of communication systems.

Acquisition of CML

On December 30, 1997, the Company acquired a 100% interest in Creative Master Limited ("CML"; a company incorporated in Hong Kong) by issuing 4,806,000 shares of common stock of par value $0.0001 each (after the reverse stock splits as described in Note 15) to Acma Limited ("ASHL"; a company incorporated in Hong
Kong), Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong. ASHL is 90% owned by Acma Ltd., a company incorporated in Singapore and listed on the Singapore Stock Exchange Limited, and 10% owned by Mr. Carl Ka-Wing Tong. CML and its subsidiaries (the "CML Group") are principally engaged in the manufacturing of collectible replica racing and classic cars for sale to customers in the United States of America and Europe. The CML Group maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China ("the PRC").

2.       BASIS OF PRESENTATION

The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the recapitalization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML. The historical shareholders' equity accounts of the Company as of December 31, 1995 and 1996 have been retroactively restated to reflect the issuance of 4,806,000 shares of common stock of par value $0.0001 each (after the effect of the reverse stock splits as described in Note 15) in connection with the acquisition.

3.       Subsidiaries

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Company") as of March 31, 1998 were as follows:


                                                     Percentage
                                    Place of         of equity        Principal
Name                                incorporation    interest held    activities

Creative Master Limited             Hong Kong        100%             Manufacturing and
                                                                      trading of collectible replica cars

Excel Master Limited                Hong Kong        100%             Trading of
                                                                      collectible replica cars

Queenex Enterprises Limited         Hong Kong        100%             Manufacturing of collectible replica cars

Carison Limited                     Hong Kong         70%             Manufacturing of molds

Techtime Industries Limited         Hong Kong         55%             Manufacturing of collectible replica cars

Donguan Chuangying Toys             The PRC          Note a           Manufacturing of collectible replica cars
 Factory Co., Ltd.


Note -

a. Dongguan Chuangying Toys Factory Co., Ltd. is a contractual joint venture established in the PRC to be operated for 12 years until October 2006. Under the joint venture contract dated September 10, 1994 and the supplemental contract dated April 1, 1996, the Company's joint venture partner is not entitled to any profit of the joint venture and is not responsible for any loss of the joint venture effective from September 10,1994. In view of their profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

4        Summary of significant accounting policies

a.       Basis of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

b.       Goodwill

Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the year ended December 31, 1997 and the three months ended March 31, 1998, was approximately $64,000 and $27,000, respectively. Accumulated amortization as of December 31, 1997 and the three months ended March 31, 1998, was approximately $139,000 and $166,000 respectively. Management assesses the remaining life of the goodwill annually, taking into consideration current operating results and future prospects of the subsidiaries.

c.       Contractual joint venture

A contractual joint venture is an entity established between the Company and one or more other parties, with the rights and obligations of the joint venture partners governed by a contract. If the Company owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.

d.       Inventories

Inventories are stated at the lower of cost, on a first-in first-out basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overheads.

e.       Machinery, equipment and capital leases

Machinery, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: machinery and tools - 3 to 10 years, leasehold improvements - 3 to 10 years, furniture and office equipment - 3 to 5 years, and motor vehicles - 3 to 4 years. All ordinary repair and maintenance costs are expensed as incurred.

The Company recognizes an impairment loss on machinery and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

f.       Long-term investment

Investments held for the long-term are stated at market value. Income from investments is accounted for to the extent of dividends received and receivable.

g.       Net sales

Net sales represent the invoiced value of merchandise/molds supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

Deposits or advanced payments from customers prior to delivery of goods and passage of title of merchandise/molds are recorded as deposits from customers.

h.       Income taxes

The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

I.       Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j.       Foreign currency translation

The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate losses from foreign currency transactions included in the results of operations for the year ended December 31, 1997 and the and the three months ended March 31, 1998, were approximately $47,000 and $15,000, respectively.

k.       Earnings (Loss) per common share

Earnings (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income (loss) for each year by the weighted average number of shares of common stock outstanding during the period, as if the common stock issued for the acquisition of CML (see Note
1) and the reverse stock splits (see Note 15) had been consummated prior to the periods presented. The weighted average number of shares used to compute earnings (loss) per common share is approximately 4,999,746 and 4,999,746 for the three months ended March 31, 1997 and the three months ended March 31,1998, respectively.

l.       Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

m.       Fair value of financial instruments

The Company's financial instruments consist of cash, cash equivalents, trade receivables, short-term borrowings, capital leases and trade payables. The book values of these instruments are considered to be representative of their fair values.

5.       Accounts receivable

Accounts receivable comprised:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                     $'000                            $'000

Trade receivables                                    2,966                            3,335
Less: Allowance for doubtful accounts                 (139)                            (139)
                                                    -------                          -------
Accounts receivable, net                             2,827                            3,196

6.       Deposits and prepayments

Deposits and prepayments comprised:

                                            Year Ended December 31, 1997     3 Months Ended March 31, 1998
                                                       $'000                           $'000

Deposits for acquisition of molds                      149                              180
Rental and utility deposits                             69                                8
Prepayments                                             83                              201
Others                                                   6                                0
                                                      -----                            -----
                                                       307                              389

7.       Inventories

Inventories comprised:

                                                 Year Ended December 31, 1997    3 Months ended March 31, 1998
                                                             $'000                         $'000

Raw materials                                                1,358                         1,403
Work-in-process                                                722                           662
Finished goods                                                 959                         1,156
                                                            -------                       -------
                                                             3,039                         3,221

Less: Allowance for slow-moving and obsolete inventories
                                                              (111)                         (111)
                                                            -------                       -------
Inventories, net                                             2,928                         3,110

8.       Machinery, equipment and capital leases

Machinery, equipment and capital leases comprised:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                       $'000                         $'000

Machinery and equipment:
Machinery and tools                                      769                           789
Leasehold improvements                                 1,033                         1,037
Furniture and office equipment                           455                           459
Motor vehicles                                            21                            21
Capital leases:
Machinery and tools                                    2,412                         2,412
Furniture and office equipment                            14                            14
                                                      -------                       -------
Cost                                                   4,704                         4,732

Less: Accumulated depreciation
Machinery and equipment                               (1,066)                       (1,138)
Capital leases                                          (483)                         (537)
                                                      -------                       -------
Machinery, equipment and capital leases, net           3,155                         3,057

9.       Long-term investment

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which is principally engaged in the sales of communication systems. The carrying cost of the long-term investment represented:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                         $'000                        $'000

Long-term investment                                       685                          685
Less: Write down of investment cost                       (684)                        (684)
                                                          -----                        -----
Long-term investment, net                                    1                            1

The carrying cost of the long-term investment approximated its market value.

10.      Goodwill

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                        $'000                        $'000

Goodwill                                                  949                          949
Less: Accumulated amortization                           (139)                        (166)
                                                         -----                        -----
Goodwill, net                                             810                          783

11.      Short-term bank borrowings

Short-term bank borrowings comprised:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                        $'000                        $'000

Overdrafts                                                  -                            -
Short-term loans                                          908                        1,549
Import trust receipts loans                               382                          339
                                                       -------                      -------
                                                        1,290                        1,888

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.0% to 4.3%, which ranged from 10.5% to 14.5% per annum as of March 31, 1998. They were collaterized by the Company's bank deposits of approximately $276,000 as of March 31, 1998, and personal guarantees provided by Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong. They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

Supplemental information with respect to short-term bank borrowings for the year ended December 31, 1997 and for the three months ended March 31, 1998, are as follows:

                             MAXIMUM          AVERAGE         WEIGHTED          WEIGHTED
                             AMOUNT           AMOUNT           AVERAGE           AVERAGE
                           OUTSTANDING      OUTSTANDING       INTEREST          INTEREST
                           DURING THE       DURING THE       RATE AT THE       RATE DURING
                              YEAR             YEAR          END OF YEAR        THE YEAR
                          --------------   --------------   --------------   --------------
                              $'000            $'000

YEAR ENDED
   DECEMBER 31, 1997
------------------------

OVERDRAFTS                          111               17            12.5%            12.1%
                          ==============   ==============   ==============   ==============

SHORT-TERM LOANS                    908              686            10.7%            10.1%
                          ==============   ==============   ==============   ==============

IMPORT TRUST RECEIPTS
   LOANS                            448              291            12.5%            11.9%
                          ==============   ==============   ==============   ==============


                             MAXIMUM          AVERAGE         WEIGHTED          WEIGHTED
                             AMOUNT           AMOUNT           AVERAGE           AVERAGE
                           OUTSTANDING      OUTSTANDING       INTEREST          INTEREST
                           DURING THE       DURING THE       RATE AT THE      RATE DURING
                              PERIOD          PERIOD        END OF PERIOD      THE PERIOD
                          --------------   --------------   --------------   --------------
                              $'000            $'000

3 MONTHS ENDED
   MARCH 31, 1998
------------------------

OVERDRAFTS                           49                0               0%              14%
                          ==============   ==============   ==============   ==============

SHORT-TERM LOANS                  1,346            1,212           11.10%              11%
                          ==============   ==============   ==============   ==============

IMPORT TRUST RECEIPTS
   LOANS                            339              323           11.60%           11.80%
                          ==============   ==============   ==============   ==============

12.      Capital lease obligations

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                        $'000                         $'000
Payable during the following period
-        Within one year                                  830                           627
-        Over one year but not exceeding two years        195                           163
-        Over two years but not exceeding three years      91                            54
                                                       -------                      --------
Total minimum lease payments                            1,116                           844
Less: Amount representing interest                        (86)                           53
                                                       -------                      --------
Present value of minimum lease payments                 1,030                           791
Less: Current portion                                    (764)                         (588)
                                                       -------                      --------
Non-current portion                                       266                           203

13.      Accrued liabilities

Accrued liabilities comprised:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                        $'000                         $'000

Accruals for operating expenses
-        Salaries, wages and bonus                        575                           327
-        Subcontracting charges                           463                           330
-        Rentals                                           41                            20
-        Others                                           120                           124
Accruals for purchases of loose tools and consumables     269                           423
Others                                                    111                           161
                                                       -------                       -------
                                                        1,579                         1,385

14.      Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5%. The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and it is subject to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Company's income tax expenses would have been increased by approximately $8,000 for the year ended December 31, 1997 and $4,215 for the 3 months ended March 31, 1998.

Provision for income taxes for the year ended December 31, 1997 and the 3 months ended March 31, 1998 represent provisions for current Hong Kong profits tax. The reconciliation of the United States federal income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations is as follows:


                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998

United States federal income tax rate                     35.0%                       35.0%

Non-taxable income arising from activities
which qualified as offshore                               (6.0%)                       (25%)

Non-taxable/non-deductible activities                     (5.8%)                        (3%)

Tax losses not recognized                                  7.7%                       13.9%

Effect of different tax rates in foreign jurisdictions   (20.1%)                       9.1%

Effective income tax rate                                 10.8%                       11.8%


15.      Share capital

During the period from January 1, 1995 (the earliest date covered by this report) to May 28, 1996, the Company had authorized share capital of 250,000,000 shares of common stock, par value $0.0001 each, and outstanding share capital of 193,745,200 shares of common stock, par value $0.0001 each. On May 29, 1996, the Company effected a one-for-one hundred reverse stock split of 193,745,200 shares of common stock outstanding, resulting in 1,937,452 shares of common stock, par value $0.0001 each, outstanding. Also, on May 29, 1996, the authorized share capital of the Company was decreased from 250,000,000 shares of common stock, par value $0.0001 each, to 50,000,000 shares of common stock, par value $0.0001 each. On December 30, 1997, the Company issued 48,060,000 shares of common stock (after the one-for-one hundred reverse stock split as described above but before the one-for ten reverse stock split as described below), par value $0.0001 each, to the shareholders of CML in connection with its acquisition of CML as described in Note 1 to the accompanying financial statements. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split resulting in 4,999,746 shares of common stock, par value $0.0001 each, outstanding.

The effect of the one-for-one hundred reverse stock split, and the one-for-ten reverse stock split have been reflected retroactively in the financial statements and all earnings per share computations.

16.      Operating lease commitments

The Company has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the year ended December 31, 1997 and the 3 months ended March 31, 1998 were approximately $602,000 and 176,000, respectively. Future minimum rental payments as of December 31, 1997 and March 31, 1998, under agreements classified as operating leases with non-cancelable terms, are as follows:

                                                 Year Ended December 31,1997    3 Months Ended March 31, 1998
                                                           $'000                          $'000

Payable during the following period
-        Within one year                                     563                            583
-        Over one year but not exceeding two years           487                            563
-        Over two years but not exceeding three years        427                            471
-        Over three years but not exceeding four years       448                            431
-        Over four years but not exceeding five years        390                            431
-        Thereafter                                          977                            963
                                                          -------                        -------
                                                           3,292                          3,442

17.      Retirement plan

The Company's employees in the PRC are all hired on a contractual basis and consequently the Company has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Company's defined contribution pension fund managed by an independent trustee. Both the Company and its Hong Kong employees make monthly contributions to the plan of 5% of the employees basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon retirement or leaving the Company after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Company and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Company's employer contributions (net of forfeited contributions) for the year ended December 31, 1997 was approximately $50,000 and for the 3 months ended March 31, 1998 was 13,000.

The Company has no other post-retirement or post-employment benefit plans.

18.      Banking facilities

As of December 31, 1997 and March 31, 1998, the Company had banking facilities of approximately $1,421,000 and $1,807,000, respectively, for overdrafts, loans and trade financing. Unused facilities as of the same dates amounted to approximately $99,000 and $79,000 respectively. These facilities were secured by the Company's bank deposits of approximately $72,000 as of December 31, 1997, and $276,000 as of March 30, 1998, and personal guarantees provided by Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong.

19.      Related party transactions

a. The Company entered into the following transactions with related companies:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                         $'000                       $'000

Management fee paid to Acma Strategic
Holdings Limited                                           115                          34

b. Details of amounts due to directors of the Company as of December 31, 1997 and March 31, 1998, are as follows:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                         $'000                       $'000

Mr. Sheck-Pui Kwok                                         612                         575
Mr. Carl Ka-Wing Tong                                      249                         149
                                                          -----                       -----
                                                           861                         724

The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

c. Details of amount due from a related company as of December 31,1997 and March 31, 1998, are as follows:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                        $'000                        $'000

Queenex Enterprises Limited                                 -                         -

Queenex Enterprises Limited is a company in which Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong are directors. During the year ended December 31,1997, the Company acquired a 100% equity interest in Queenex Enterprises Limited for approximately $1,000. The amount due from the related company was unsecured, non-interest bearing and without pre-determined repayment terms.

d. Details of amount due to parent company as of December 31, 1997 and March 31, 1998, are as follows:

                                            Year Ended December 31, 1997    3 Months Ended March 31, 1998
                                                        $'000                        $'000

Acma Strategic Holdings Limited                             9                            -

The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

e. As of December 31, 1997, the Company's banking facilities were secured by personal guarantees provided by Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong.

20.      Segmental analysis

a.       Net sales

Net sales comprised:

                                            3 Months Ended March 31, 1997    3 Months Ended March 31, 1998
                                                         $'000                        $'000

Sales of merchandise                                     2,795                        4,560
Sales of molds                                             550                          879
Others                                                     141                          157
                                                        -------                      -------
                                                         3,286                        5,596

A substantial portion of Company's sales are made to the United States of America.

b.       Assets

Substantially all of the Company's assets are located in Hong Kong and the PRC.

c.       Major customers

Details of individual customers accounting for more than 5% of the Company's sales are as follows:

                                            Year Ended December 31,1997    3 Months Ended March 31, 1998
                                                        $'000                        $'000

MBI Inc.                                                63.2%                          41%
Mattel Vendor Operations Asia Ltd.                      14.6%                          40%
Brookfield Collectors Guild                              4.7%                           5%

21.      Operating risks

a.       Country risk

The Company's operations are conducted in Hong Kong and the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (the "Hong Kong SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Company's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

b.       Dependence on strategic relationship

The Company conducts its manufacturing operations through its contractual joint venture established between the Company and a PRC party, and several subcontracting agreements entered into with certain PRC parties. The deterioration of any or all of these strategic relationships may have an adverse effect on the operations of the Company.

c.       Concentration of credit risk

Concentration of accounts receivable as of December 31, 1997 and March 31, 1998 is as follows:

                                            Year Ended December 31,1997    3 Months Ended March 31, 1998
                                                        $'000                         $'000

Five largest accounts receivable                        92.1%                         98.1%

The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

22.      Other supplemental information

The following items were included in the consolidated statements of operations:

                                            Year Ended December 31,1997    3 Months Ended March 31, 1998
                                                        $'000                        $'000

Depreciation of machinery and equipment
-        owned assets                                     122                           32
-        assets held under capital leases                 347                           54
Allowance for doubtful accounts                            15                           15
Provision for slow-moving and obsolete inventories         84                           84
Write down of long-term investment                          -                            -
Interest expenses for
-        bank overdrafts and loans                        107                           40
-        capital lease obligations                        109                           30

Operating lease rentals for rented premises               602                           70
Repairs and maintenance expenses                          266                           40
Net foreign exchange loss                                  47                           15

23.      Recent accounting pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement requires that public companies report certain information about their major customers, operating segments, products and services, and the geographic areas in which they operate. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this statement is not expected to have an impact on the Company's current operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of Company's Business:

         The Company, through its operating subsidiaries, is a mass manufacturer of high quality die-cast replica racing and classic cars. These products are collectibles and require a substantial degree of engineering, quality control and hand-assembly expertise to produce. All of the Company's operations, including the design engineering and manufacture of its products, sales, marketing, and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. The Company's executive and administrative headquarters are in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the People's Republic of China (the "PRC").

         The Company was incorporated on April 8, 1987 in the state of Delaware under the name of "Davin Enterprises, Inc" a development stage company seeking acquisitions. As of December 30, 1997, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Creative Master - Hong Kong in exchange for the issuance by the Company of 48,060,000 pre-split shares of restricted common stock to Creative Master - Hong Kong shareholders pursuant to the Share Exchange Agreement (the "Agreement"), dated as of December 15, 1997, by and between the Company and Creative Master - Hong Kong (the "Closing"). As a result of the acquisition, there are approximately 49,997,452 pre-reverse split shares of Common Stock issued and outstanding. Prior to the acquisition of Creative Master - Hong Kong, the Company had no revenue producing operations, but did have an ownership interest of approximately 9% of a privately-owned Rochester, N.Y. based communication systems company. Neither Creative Master -Hong Kong or the shareholders of Creative Master -Hong Kong were parties affiliated with the Company prior to or at the time of the acquisition of Creative Master - Hong Kong. At the Closing, the then current management of the Company resigned and were replaced by the current management of the Company. Subsequently, the Company changed its name to "Creative Master International, Inc." in March, 1998, to reflect the new business operations of the Company. The Company's organizational structure as of March 31, 1998 is set forth below:

                       CREATIVE MASTER INTERNATIONAL, INC.
                            (A DELAWARE CORPORATION)
                                        I 100%
                                        I
                             CREATIVE MASTER LIMITED
                             (HONG KONG CORPORATION)
                                        I
                                        I
                          FIVE OPERATING SUBSIDIARIES:

1.       TECHTIME LIMITED (HK CORP.) 55%
2.       QUEENEX ENTERPRISES LIMITED (HK CORP.) 100%
3.       CARISON LIMITED (HK CORP.) 70%
4.       EXCEL MASTER LIMITED (HK CORP.) 100%
5.       DONGGUAN TOYS FACTORY (PRC) 100%

         The Company provides a comprehensive manufacturing service that enables it to satisfy a customers' requirements at every stage in the production of its products, including raw material sourcing, product development and engineering, tool making, model making, computer-aided mold design and production, and manufacturing and packaging of the finished product. This comprehensive, one-stop production process allows the Company to effectively, act as an in-house manufacturing division for its customers.

         The Company's operating results in the past have fluctuated and those results may fluctuate in the future. The Company ceases production for a two-week period during January or February of each year due to the Chinese New Year holiday, which has caused revenues during the first fiscal quarter of each year to be lower than revenues during the other three quarters. The Company may also experience fluctuations in quarterly sales and related net income compared with other quarters due to the timing of receipt of orders from customers and the shipment of products.

RESULTS OF OPERATION

Summary financial information                     Three months ended March 31,
-----------------------------                     ----------------------------
                                                     1998               1997
                                                   --------           --------
                                                       US$                US$
                                                      (Amounts in thousands)

Sales                                              $  5,596           $  4,053
Gross Profit                                          1,774                877
Selling, general and
  administrative expenses                              (852)              (502)
Operating income                                        922                375
Income before income taxes                              837                299
Provision for income taxes                              (99)               (33)
Minority interests                                     (131)               (21)
Net income                                              607                245

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         NET SALES. Net sales for the three months ended March 31, 1998 were $5,596,000, an increase of $1,543,000 or 38%, from $4,053,000 for the three months ended March 31, 1997. Such increase was due to an increase in sales volume of the Company's products to existing and new customers and a direct result of the increase in capacity.

         COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 1998 were $3,822,000, an increase of $646,000 or 20%, from $3,176,000 for the three months ended March 31, 1997. Such increase was due to additional raw material purchases to meet increased sales volume and manufacturing capacity.

         GROSS PROFIT. Gross profit totaled $1,774,000 in three months ended March 31, 1998, an increase of $897,000 or 102 %, from $877,000 in three months ended March 31, 1998. Gross margin was 32% for the three months ended March 31, 1998 and 22 % for the three months ended March 31, 1997. The gross margin increase in 1998 reflected the stabilization of operations as compared with the manufacturing inefficiencies associated with new clients and new facilities in 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $852,000 for the three months ended March 31, 1998, an increase of $350,000 or 70%, from $502,000 for the three months ended March 31, 1997. Selling, general and administrative expenses constituted 15% of net sales for the three months ended March 31, 1998 and 12% in three months ended March 31, 1997. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity.

         OPERATING INCOME. Operating income from operations was $922,000 for the three months ended March 31, 1998, an increase of $547,000 or 146 %, from $375,000 for the three months ended March 31, 1997. The increase is caused by the stabilization of the gross margin in 1998.

         INTEREST INCOME. Interest income was not material for the three months ended March 31, 1998, as compared to $28,000 in the three months ended March 31, 1997. The decrease in interest reflects the utilization of cash to meet increased sales and manufacturing capacity.

         INTEREST EXPENSES. Interest expense was $70,000, or 0.01% of sales, for the three months ended March 31, 1998 as compared to $54,000, or 0.01% of sales, for the three months ended March 31, 1997. The increase in interest expenses was attributable to higher interest rates and finance charges associated with additional capital requirements needed to meet manufacturing needs.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net totaled $32,000 in three months ended March 31, 1998. Other income (expense), net for the three months ended March 31, 1997 was not material. The improvement in other income is due to increased income from scrap sales.

         AMORTIZATION OF GOODWILL. The amortization of goodwill for the Company for the three months ended March 31, 1998 and March 31, 1997 was $23,000 and $16,000 respectively.

         PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $99,000 for the three months ended March 31, 1998, reflecting an effective income tax rate of 12%, for the three months ended March 31, 1998. The Company's provision for income taxes was $33,000 for the three months ended March 31, 1997, reflecting an effective income tax rate of 11%. The difference in the effective tax rate was due to changes in contributions from subsidiaries with minority interests.

         NET INCOME. Based on the factors described above, net income was $607,000 for the three months ended March 31, 1998, an increase of $362,000 or 148%, from $245 thousand in the three months ended March 31, 1997. Net income as a percentage of sales for Company for three months ended March 31, 1998 and March 31, 1997 was 11% and 6%, respectively. The primary reason for improvement of the net profit margin is due to the stabilization of operations as compared with the start-up situation of new clients and new facilities in 1997.

         EBITDA. EBITDA for three months ended March 31, 1998 was $954,000, as compared to $375,000 for the three months ended March 31, 1997. The increase in EBITDA for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 reflects an increase in sales volume of the Company's products and production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, the Company's operations provided cash resources of $231,000. The Company's cash balance increased by $299,000 to $770,000 at March 31, 1998, as compared to $444,000 at March 31, 1997. The net working capital deficit decreased by ($734,000) to ($95),0000 at March 31, 1998, as compared to ($829,000) at December 31, 1997, and the current ratio at March 31, 1998 was 0.98, as compared to 0.89 at December 31, 1997. Accounts and bills receivable increased by $369,000 or 13% to $3,196,000 at March 31, 1998, as compared to $2,827,000 at December 31, 1997 as result of sales volume increases. Consistent with practices in the die-cast collectibles industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, internally generated cash flow and loans. The Company has not experienced any significant problems with collection of its account receivable balances.

The Company's inventories increased by $182,000 or 6% to $3,110,000 at March 31, 1998, as compared to $2,928,000 at December 31, 1997 as a result of increased purchasing of materials to accommodate increased sales and manufacturing.

The Company's accounts payable and accrued liabilities increased by $202,000 or 6% to $3,689,000 at March 31, 1998, as compared to $3,487,000 at December 31,
1997. The increase in accounts payable was primarily due to increased purchases of raw materials and packing materials for anticipated sales and the increase in accrued liabilities was a result of manufacturing expansion.

For the three months ended March 31, 1998, additions to property, plant and equipment aggregated $96,000 as compared to $24,000 at December 31, 1997. The Company anticipates that additional expenditures in connection with the continuing expansion and improvement of production facilities at the Dongguan facility during the remainder of 1998 will be approximately $2,000,000, a portion of which is expected to be funded by capital lease financing.

The Company anticipates that its operating cashflow, combined with cash on hand, bank lines of credit and other external credit sources, and credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the year ending of December 31, 1998. In addition, any additional expansion of the Dongguan facility, the development or acquisition of additional support facilities may require the use of debt or equity by the Company.

         FOREIGN EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Hong Kong Dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi (an official currency of China). The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, the Hong Kong Dollar and Renminbi. The Company does not currently hedge its foreign exchange positions.

Since 1983, the Hong Kong government has maintained a policy of linking the U.S. Dollar and the Hong Kong dollar at an exchange rate of approximately HK$7.75 to US$1.00. There can be no assurance that this link will be continued, although the Company is not aware of any intention of the Hong Kong government or the PRC to abandon the link. The PRC government sets the exchange rate between the Renminbi and all other currencies. Over the last five years, the Renminbi has experienced significant devaluation against most major currencies. If the value of the Renminbi or the Hong Kong dollar decreases relative to the US Dollar, such fluctuations may have a positive effect on the Company's results of operations. Any material increase in the value of the Hong Kong Dollar or Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

         INFLATION RISK. The annual inflation rate in Hong Kong was approximately 8.8%, 8.2% and 6% in 1995, 1996 and 1997, respectively. The annual inflation rate in the PRC was approximately 14.8%, 8.3% and 8% in 1995, 1996 and 1997, respectively. The Company does not consider that inflation in Hong Kong or the PRC has had a material impact on its results of operations in recent years. No assurance can be given that inflation in Hong Kong or the PRC will not have a material adverse effect on the business, financial condition and results of operations of the Company in the future.

         YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

         On March 12, 1998, the Company effected a 1-for-10 reverse stock split of its common stock, which resulted in 4,999,746 shares outstanding.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

         In March, 1998, the majority of the Company's shareholders voted by their consent in writing to change the Company's name from "Davin Enterprises, Inc." to "Creative Master International, Inc.", to increase the Company's authorized capital stock to $60 million and to effect a 1-for-10 reverse stock split of the company's common stock.

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 1998, the Company filed two reports on Form 8-K, as follows: Form 8-K for the event dated December 30, 1997 with respect to Items 1 and 2, and Form 8-K for the event dated December 31, 1997 with respect to Item 6.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CREATIVE MASTER INTERNATIONAL INC.
                                    (Registrant)

Date: May 29, 1998                  /S/ Carl Tong
                                    ----------------------------------
                                    Carl Tong, President

Date: May 29, 1998                  /S/ Shing Kam Ming
                                    ----------------------------------
                                    Shing Kam Ming,
                                    Chief Financial Officer