Form 10KSB
period 1997-12-31
CREATIVE MASTER INTERNATIONAL INC
filed 1998-09-02
CIK 815017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to __________________

Commission file number 33-18521-NY
                       -----------

                       CREATIVE MASTER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                       11-2854355
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     Casey Ind. Bldg., 8th Floor
     18 Bedford Rd., Taikoktsui
       Kowloon, Hong Kong                                    Not applicable
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            011 8522 396-0147
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $.0001 par value
                                                  ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               YES   X        NO ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State issuer's revenues for its most recent fiscal year: $16,211,000

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was $999,456 based upon the average of the bid and asked price of the Common Stock of $2.00 as of March 31, 1998.

         The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

Common Stock, $.001 Par Value 4,999,746 shares


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "DESCRIPTION OF BUSINESS - RISK FACTORS" BEGINNING ON PAGE 9 OF THIS FORM 10-KSB.

ITEM 1.        DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

       Creative Master International, Inc. (the "Company"), through its operating subsidiaries, is a manufacturer of premium die-cast replica racing and classic cars. All of the Company's operations, including the design engineering (including tooling and model making) and manufacture of its products, sales, marketing, and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures.

       Creative Master Limited, a Hong Kong corporation ("Creative Master - Hong Kong"), the Company's primary operating subsidiary, was co-founded in 1986 by Carl Ka Wing Tong, the Company's Chief Executive Officer with Leo Sheck Pui Kwok, the Company's Chief Operating Officer and has focused from its inception on the manufacture of collectible replica cars. The Company's customers are marketing and collectible companies that have received licenses to produce and market scale model replicas of specific products, such as race cars and classic cars. The Company makes products for many leading licensees, including the Danbury Mint, Action Performance, Brookfield Collectors Guild, Paul's Model Art, and Mattel(R) Toys (see "The Company's Business - Markets, Products and Customers"). Currently, the major markets for such products is the US and Europe. In January, 1995, the Company moved its factory operations to Dongguan, China, 60 miles from Hong Kong, to reduce production costs and increase capacity.

       Creative Master International, Inc. was incorporated on April 8, 1987 in the state of Delaware under the name of "Davin Enterprises, Inc." a development stage company seeking acquisitions. As of December 30, 1997, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Creative Master - Hong Kong in exchange for the issuance by the Company of 48,060,000 pre-split shares of restricted common stock to Creative Master - Hong Kong shareholders pursuant to the Share Exchange Agreement (the "Agreement"), dated as of December 15, 1997, by and between the Company and Creative Master - Hong Kong. As a result of the acquisition, there were approximately 49,997,452 pre-reverse split shares of common stock issued and outstanding. In March, 1998, a 1- for -10 reverse split reduced the outstanding shares to 4,999,746. At that time, the Company's name was changed to "Creative Master International, Inc.", to reflect the new business operations of the Company. Prior to the acquisition of Creative Master - Hong Kong, the Company had no operations but owned a 9% of a privately-owned Rochester, N.Y. based computer software company. Neither Creative Master -Hong Kong or the shareholders of Creative Master -Hong Kong were parties affiliated with the Company prior to or at the time of the acquisition of Creative Master - Hong Kong. After the acquisition, the then current management of the Company resigned and was replaced by the current management of the Company. See "Management."

       The Company maintains its executive and administrative office in Hong Kong at: Casey Ind. Bldg., 8th Floor, 18 Bedford Rd., Taikoktsui, Kowloon, Hong Kong.

       The telephone number of the Company in Hong Kong is 011-(852) 2396-0147 and its and its fax number is 011-(852) 2789-1737.

       Unless the context requires otherwise, as used herein, any reference to the Company includes the Company's subsidiaries Creative Master Ltd., a Hong Kong corporation, Excel Master Limited, a Hong Kong corporation, Carison Limited, a Hong Kong corporation, Techtime Industries Limited, a Hong Kong corporation, Queenex Enterprises Limited, a Hong Kong corporation and Dongguan Chuangying Toys Factory Co., Ltd., a Chinese joint venture.

THE COMPANY'S BUSINESS

General

       The Company is a mass manufacturer of high-quality die-cast replicas, in particular, racing and classic cars. These products are collectibles and require a substantial degree of engineering, quality control and hand-assembly expertise to produce.

       The Company's operating subsidiary, Creative Master - Hong Kong was founded in 1986 and its first customer was Danbury Mint ("DM"), a division of MBI, Inc. which coincided with DM's entry into the collectible, replica cars market.

       The Company's customers require the Company to provide them with consistently high-quality products in the desired volumes and in a timely and cost-effective manner. The Company provides a comprehensive manufacturing service that enables it to satisfy customers' requirements at every stage in the production of its products, including raw material sourcing, product development and engineering, tool making, model making, computer-aided mold design and production, and manufacturing and packaging of the finished product. This comprehensive, one-stop production process reduces customer lead time and administrative expense since customers do not have to deal with multiple factories.

       The Company's primary strategy is to be the price/quality/service leader in premium, artisan-level collectibles. The Company believes that it offers products of fine quality, with high standards of customer service, at competitive prices. The Company seeks to expand by increasing production of existing product lines and by broadening its product mix. In combining western systems of management, efficiency, and quality control, with the inexpensive labor and factory costs of China, the Company has been able to assist its customers to offer increasingly higher quality products without major increases in price.

       The Company's customers fall into two main categories. One category includes a variety of widely-recognized specialized collectibles marketers of die-cast replica racing and classic cars. The other category includes large toy companies which have collectible brand names such as Matchbox and Legend of Mattel(R). The specialized collectibles market differs from the toy market in the following respects: price, buyers and channels of distribution. The typical buyers in the specialty collectibles markets are adults willing to pay a premium price over US$30 per item. In the specialty collectibles markets the products are distributed by specialty marketers through direct mail marketing or hobby and gift stores. In the toy markets the products are usually distributed through major department stores and toy chain stores at lesser price points. The Company primarily focuses on the manufacture and marketing of premium replica products and it believes that such emphasis gives the Company a competitive edge over most competitors that do not specialize.

       In January, 1995, the Company completed the construction of a new facility in Dongguan, China to house its entire production operations. This new location encompasses approximately 285,000 square feet of production support space as well as approximately 168,000 square feet of dormitory space designated for the Company's employees. The Dongguan Facility is located approximately 60 miles from Hong Kong.

Organization
------------

       The Company's operations are conducted through its subsidiaries in Hong Kong and the Sino-foreign joint venture in China. Set forth below is the Company's organizational chart and the description of the Company's subsidiaries and their respective roles in the organizational structure of the Company.

              -----------------------------------------------------
                       CREATIVE MASTER INTERNATIONAL, INC.
                            (A Delaware Corporation)
              -----------------------------------------------------
                                        |
                                      100%
                                        |
--------------------------------------------------------------------------------

                             CREATIVE MASTER LIMITED
                             (Hong Kong Corporation)

--------------------------------------------------------------------------------
        |                 |             |              |               |
       55%               100%           70%           100%            100%
        |                 |             |              |               |
------------------ --------------- ------------- -------------- ----------------

Techtime Industries   Queenex        Carison     Excel Master       Dongguan
    Limited         Enterprises      Limited        Limited     Chuangying Toys
   (Hong Kong         Limited       (Hong Kong    (Hong Kong    Factory Co. Ltd.
  Corporation)       (Hong Kong    Corporation   Corporation)     (PRC Joint
                    Corporation)                                   Venture)
------------------ --------------- ------------- -------------- ----------------


        CREATIVE MASTER INTERNATIONAL, INC.- DESCRIPTION OF SUBSIDIARIES
        ----------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                           Date of       Place          Equity            Principal
                         acquisition/      of          interest           activities
    Name of Company       formation   incorporation  owned by the
                                                       Company
----------------------------------------------------------------------------------------------------------------
                                                   Direct   Indirect
                                                   -------  -------
Creative Master Limited   October 10, 1986         Hong Kong    100%        -        Manufacturing/Trading
                                                                                     of die-cast collectibles
----------------------------------------------------------------------------------------------------------------
Excel Master Limited      November 10, 1987        Hong Kong    100%        -        Trading of collectible cars
----------------------------------------------------------------------------------------------------------------
Carison Limited           March 17, 1987           Hong Kong     70%        -        Manufacturing of molds
----------------------------------------------------------------------------------------------------------------
Techtime Industries       December 5, 1995         Hong Kong     55%        -        Manufacturing of collectible
Limited                                                                              replica cars
----------------------------------------------------------------------------------------------------------------
Dongguan Chuangying       September 10, 1994       PRC      100%*        -           Manufacturing of collectibles
Toys Factory Co., Ltd.
----------------------------------------------------------------------------------------------------------------
Queenex Enterprises       September 19, 1996       Hong Kong    100%         -       Manufacturing of die-cast
Limited                                                                              collectibles
----------------------------------------------------------------------------------------------------------------


* See Note 3(a) to the Company's Financial Statements.


Development of the Company
--------------------------

       Creative Master - Hong Kong was founded in 1986 by Mr. Carl Ka Wing Tong and Mr. Leo Sheck Pui Kwok in Hong Kong, with DM as its first customer. Management believes that Creative Master - Hong Kong is unique in that it started as a premium collectibles manufacturer from the very inception and over the years has established a reputation as having set the "Gold Standard" in premium replica car manufacturing. Originally, Creative Master - Hong Kong's entire operations were in Hong Kong, at 8/F Casey Industrial Building, the Company's current address. In 1989, in response to rising production costs in Hong Kong, Creative Master - Hong Kong moved its manufacturing operations to Guangzhou in Guangdong Province. By 1994, due to growing sales and lack of space to expand in the rented Guangzhou factory, Creative Master - Hong Kong decided to build the Dongguan Facility in order to expand its manufacturing operations and move closer to Hong Kong. Relocation of the workers and production lines from Creative Master - Hong Kong's Guangzhou facility to the Dongguan Facility began in December 1, 1994 and was completed in January, 1995. Creative Master - Hong Kong maintains its head office in Hong Kong where it coordinates sales and marketing, product development, purchasing and administrative functions. In February, 1996, Acma Strategic Holdings Limited ("ASHL"), a subsidiary of Singapore listed conglomerate Acma Ltd., acquired a majority interest in Creative Master - Hong Kong.

The Company's Approach
----------------------

       The Company's customers are seeking a source primarily focused on the production of quality die-cast collectibles, as opposed to a typical Original Equipment Manufacturer ("OEM") die cast manufacturer. Furthermore, the Company's customers seek vendors that can offer a comprehensive, one stop manufacturing of high-quality, collectible die-cast and injection-molded replica racing and classic cars in desired volume (i.e., both in large quantities and limited runs) and in a timely and cost-effective manner. The Company's customers seek to eliminate the management complexity and costs of identifying and managing multiple vendors required to develop and produce these products. The Company believes it addresses customer needs as follows:

COMPREHENSIVE, ONE-STOP PRODUCTION

       The Company provides value to customers in part by offering full service, one-stop production. Starting with photographs, Creative Master can create all the tooling and design, produce all the parts, and hand-produce the finished product - with minimal outsourcing. Having all the functions in-house enables the Company to maintain consistent lead times and better quality and cost control. To the customer, the significant complexity and costs of managing multiple vendors for various steps of production are eliminated. For example, it is not unusual for a licensee seeking to produce a die-cast collectible to hire separate companies to complete product engineering, tooling, model making, manufacturing, and packaging. The need to coordinate these activities, maintain timetables, and insure responsibility can be a daunting challenge to customers. The Company believes that its one-stop comprehensive services are a significant component of the Company's success.

SPECIALIZATION IN PREMIUM COLLECTIBLES

       The Company specializes in collectibles. The Company believes that specialization is the key component to the Company's ability to best serve the needs of customers that seek premium collectible products. In not producing inexpensive toy products, the Company is able to develop systems that focus on quality and precision, as opposed to pure mass production. The Company believes that many of its competitors that are toy manufacturers first and collectibles manufacturers second, face internal difficulties in juggling the very different needs and requirements of high-quality premium products in limited production runs versus low-quality toys in mass production runs. Specialization allows the Company to minimize defects, minimize lead times, and to focus on quality.

PRODUCTION IN CHINA

       The Company's success in the U.S. and European collectibles' industry is intimately tied to its China operations. While the Company uses Western technology, systems, and equipment, significant skilled labor is required - both in machine operation and in hand assembly operation. The Company currently employs 3,300 workers, over 95% of which are in China. The major savings of producing in China are shared by the Company, its customers, and the end-user collectors. The Company has been able to make a reasonable profit while offering its customers quality products at competitive prices, and with little or no price increases.

EFFICIENCY

       The logistical requirements of producing premium collectibles can be very significant. Many products have two or three hundred different parts - all of which must be designed and manufactured and then assembled. Each part must be produced on time, or the entire production line may be delayed. Likewise, each part must fit together properly or the entire production line may be delayed. Failure to meet the logistical demands can result in significant cost overruns and delays in customer shipments. While total elimination of such possibilities is impossible, the Company is among the industry leaders in efficiency. Using Western systems for quality control, production engineering, and raw materials supply, combined with worker training and supervisory teams, the Company believes that its production is highly efficient by any standard. In September, 1997, Mr. Tung Chee Wah, government leader of Hong Kong, presented Creative Master- Hong Kong with an award ("Certificate of Merit") in the Productivity Category, as selected by the Hong Kong Productivity Council. The Company believes that such award reflects the international standard of efficiency the Company has developed in its factory operations. This efficiency is a key attribute of the Company's success since low labor costs alone would not result in fast delivery or low overall costs if sources were not deployed efficiently.

COMMITMENT TO QUALITY

       At each step of the production process, the Company and its staff are focused on precision, accuracy and detail. The quality of the finished product is directly correlated to the care and concern afforded each individual step in the production process. To achieve its premium quality, the Company employs many of the finest model-makers and tool makers in the industry. The Company deems some of the master-craftsmen so valuable that the Company has structured substantial equity sharing in certain subsidiaries to ensure long term relationships (see "Organizational Chart"). At the general worker level, substantial training, supervisory functions, and quality control systems have been put in place to assure quality. For premium collectibles, meeting customer requirements of quality and time frame, require an attitude not of working fast but rather in getting each step right. Fast delivery is less a factor of working through each step quickly but rather working through each step with care and precision, and doing it right the first time.

COMMITMENT TO EFFICIENCY

       The Company continually strives to increase efficiency and reduce costs for the benefit of the Company and its customers. The Company has been able to achieve efficiency by placing a particular emphasis on working very closely with its customers, locating its production facilities in China, vertically integrating its production processes and a continual improvement training program.

Markets, Products and Customers
-------------------------------

THE MARKET

       According to Unity Marketing's THE COLLECTIBLES INDUSTRY REPORT 1997 ("Unity Marketing"), the fastest growing segment in the United States' die-cast market today is die-cast collectibles, that are replicas of cars, trucks and farm machinery that is intended for collecting rather than playing. The die-cast collectibles segment grew 29% in 1996 rising from US$399 million in 1995 to US$514 million in 1996. In 1996, U.S. consumers spent US$1.234 billion on purchases of die-cast cars and models, an increase of 18% from 1995 sales of US$1.048 billion.

THE PRODUCTS

       The Company manufactures a wide range of metal die-cast collectible scale model replicas of automobiles, including most of the U.S. classic cars and trucks, as well as European cars such as Ferrari, Mercedes Benz and BMW. These replicas, which come in various scales from 1/12th to 1/64th of the size of the original product, are medium-and high-feature products that must meet exacting standards. These die-cast replicas have complex designs which require high-quality workmanship and decorative details, with pad printing of as many as 150 imprints. The most complex of these models incorporate up to 450 component parts. The die-cast scale model replicas manufactured by the Company are sold through direct mailing, hobby shops, collectors' clubs, car and equipment dealers, toy and gift stores, internet sites and other channels . These products typically retail in the U.S. for between $90 and $200 for the high-feature products, between $40 and $90 for the medium-feature products and between $20 and $40 for the small scale products. Many of these products have nostalgic appeal to adult consumers. In addition, some of these products, especially the automobile replicas, have attracted a following of devoted collectors and are traded on a secondary market. The Company believes, based upon the secondary market and sales experience, that many die-cast collectibles have enduring consumer appeal across a broad age range. For example, the Company manufactures on an annual basis several products for which molds were made between five and ten years ago. These include the 1959 Cadillac Series 62, the 1934 Hispano Suiza J-12 and the 1934 Packard V-12 LeBaron Speedster.

CUSTOMERS

       The Company's largest customer for die-cast collectibles is Danbury Mint ("DM"). DM, a division of MBI, Inc., is a leading U.S. developer and marketer of 1/24 scale high quality die-cast collectible replicas. DM was the Company's first customer in 1987. Sales to DM constituted a significant portion of the Company's net sales for the fiscal year 1997. See the Company's Consolidated Financial Statements.

       In 1998, Creative Master - Hong Kong started a long term business relationship with Paul's Model Art ("PMA") a leading German developer and marketer of die-cast collectible replicas cars. PMA is a market leader in the die-cast collectibles industry in Europe and has over 60% of the European market. Over the years, PMA has won many awards in Europe for producing the best replica cars. PMA has the world wide exclusive license to produce quality replica cars for most of the top Formula One racing teams and Super Touring European sports car teams. See "Risk Factors --Dependence on Major Customers."

       The Company's other major customers include Brookfield Collectors Guild ("Brookfield") of the USA, a division of Action Performance, and First Gear ("First") also of the USA. The Company is currently finalizing manufacturing agreements with PMA, Brookfield and First. Other customers include Hallmark Cards ("Hallmark"), Mattel(R) Toys ("Mattel(R)"), Road Champ ("Champ") of the USA and Corgi Classic Cars ("Corgi") of the United Kingdom.

Manufacturing and Quality Assurance Manufacturing
-------------------------------------------------

       The Company offers a comprehensive, fully-integrated manufacturing service. With this service, the Company integrates component sourcing, computer-aided product engineering, model-making and mold-making, as well as manufacturing, assembling and packing of finished product. This enables the Company to meet all of a customer's design engineering and manufacturing needs and eliminating the need for intermediaries. By coordinating product development and process design with production and packaging, the Company is able to shorten the lead time from conceptual design to product delivery and to lower product cost while maintaining high quality and reliability.

       The Company's die-cast and injection-molded production facilities are located in Dongguan, approximately 60 miles from Hong Kong. The Dongguan facilities have an aggregate of 285,000 square feet manufacturing space with the capacity for up to approximately 3,800 workers in its manufacturing facility. The Company believes that this space together with the anticipated increase in efficiency for which the Dongguan Facility was designed, will allow the Company to significantly increase its production capacity and meet anticipated demand for the next two years. As there has been a significant increase in new customers during 1998, the Company expects to increase space and purchase additional equipment in the latter part of 1998. The Dongguan Facility includes
(i) a product engineering area, (ii) model-making and mold-making areas, (iii) die-casting and injection-molding areas, (iv) hand-spray and electrostatic painting and pad printing areas, (v) assembly and packing areas, (vi) warehouse area, and (vii) dormitory, dining and recreational facilities. The Company's product engineering staff makes extensive use of state-of-the-art computer-aided design systems for the development of prototype-scale models. The die-casting, injection-molding and electrostatic painting areas operate on a two-shift basis. The hand-spray, pad printing and assembly and packing areas also run on a multi-shift basis. Assembly and hand painting areas account for most of the total work force and production area.

       The Company uses zinc alloy and various plastic resins in its die-cast and injection-molded production operations. The supply and demand for zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market factors and can fluctuate significantly. The Company acquires raw materials for its die-cast production primarily from Australia and the United Kingdom. The Company's standard practice is to maintain a supply of raw materials sufficient for approximately two months of production. See "Risk Factors--Dependence on Raw Materials."

       The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks. See "Risk Factors -Environmental Matters" and "Production Facilities; Capacity Limitations" and "-Dependence on PRC Parties" as well as "PRC Risks."

HIGH -QUALITY PRODUCTION

       The Company's Quality Assurance ("QA") and Quality Control ("QC") programs are designed specifically for quality die-cast collectibles, not toys. The Company uses state-of-the-art computer-aided design and manufacturing equipment to produce high-quality collectibles. The Company also places a strong emphasis on the training of its employees, particularly at the quality, engineering and production level. As a result, the Company employs a highly-trained workforce, including skilled, technically trained craftsmen and other capable but relatively inexpensive laborers for its manufacturing and assembly operations under the direction of experienced management. The Company ensures quality through rigorous quality control procedures at each step of the production process. The Company has an employee training program with strong emphasis on inspection and quality control.

Competition
-----------

       The Company faces significant competition in its die-cast collectibles business, primarily from toy factories companies with production facilities located in the PRC. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to timely meet delivery schedules. The Company expects increased competition from other industry participants that may seek to enter the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company believes its strengths with respect to its competitors are its one-stop production, its premium quality, and its specialization in premium replica products.

       The Company does not characterize its business as proprietary and does not own any patents or copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, two of the Company's customers, Mattel(R) and Champ, manufacture a substantial portion of their products internally. A principal customer's decision to manufacture new products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

Backlog and Seasonality
-----------------------

       The Company's die-cast product customers generally contact the Company nine to eighteen months in advance of product delivery in order that the Company engineer and make the molds for the products. Thereafter, these customers place production orders two to six months in advance of target delivery dates. The Company's policy is that purchase orders may be canceled by the customer upon reimbursement of actual costs incurred and payment of a portion of lost profits, as determined on a case-by-case basis.

       The Company closes its facilities for two weeks during the months of January and February in celebration of the Chinese New Year holidays as is customary in the PRC. As a result, the Company's first fiscal quarter production and revenues have in the past been lower than in other quarters and are expected to be lower than in future years. Except as attributable to the observance of the New Year, the Company has not experienced seasonality in its die-cast products business operations, although they could show quarterly fluctuations based on the timing of orders placed by its customers.

Trademarks and Other Proprietary Rights
---------------------------------------

       The Company has no registered trademarks. The Company's key employees have entered into confidentiality agreements with the Company.

Employees
---------

       As of March 31, 1998, the Company employed approximately 3,300 persons, of whom approximately 2,920 were production workers, 380 were administrative staff of which 200 were engineers and technicians and 30 are managers. As is customary for employers in the PRC, the Company's production facilities include housing facilities for workers. The Company is committed to providing good working and living conditions for its employees in the PRC. To that end, the Company has adopted a code of conduct relating to worker conditions, including a prohibition on use of child labor, and guidelines regarding worker safety, wages and hours. The Company also provides on-site medical and recreational facilities for its labor force in the PRC.

       The Company places a strong emphasis on the ongoing training of employees at all levels and has instituted a Continual Improvement Program. At the supervisor level, the Company does leadership training and staff evaluations. The Company also provides training to its managers and executives in its Hong Kong headquarters through courses conducted by industry professionals engaged by the Company as well as by senior management. The courses cover management skills, total quality management and the technical aspects of the Company's operations. In addition, the Company sponsors a number of technical staff to attend night classes, and in-house seminars for workers are held semi-annually by the quality control staff or the factory managers on quality requirements. See "Risk Factors-- Reliance on Key Personnel."

Research and Development
------------------------

       The Company did not have significant expenses in the area of research and development in fiscal years 1997, 1996 or 1995 in that the Company does not develop proprietary technology and all development costs associated with producing a certain replica collectible are expenses as a cost of sales.

Risk Factors
------------

       US AND EUROPEAN MARKET. The U.S. collectors market for die cast products has been growing significantly and industry sources such as Unity Marketing have projected continued growth. However, there can be no assurance that the US and/or European market will continue to grow, or, will not contract. Any material decrease in general consumption levels in the US or Europe, the Company's major markets, could result in diminished demand to acquire premium collectibles.

DEPENDENCE ON RAW MATERIALS. The Company uses zinc alloy, various plastic resins and paper in its manufacturing operations. The Company's financial performance is dependent to a substantial extent on the cost of such raw materials. The supply and demand for paper, zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market factors and may fluctuate significantly. As a result, the cost of raw materials to the Company is subject to substantial increases and decreases over which the Company has no control except by seeking to time its purchases in order to take advantage of favorable market conditions. In the past, the Company has experienced significant increases in the price of certain raw materials, which increases the Company was not able to pass on fully to its customers. To the extent that future increases in the cost of raw materials cannot be passed on to customers, such increases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company purchases its raw materials from a limited number of suppliers. The Company has no formal written agreements with any of its suppliers. The Company is not dependent upon any single supplier for key materials. The Company has not experienced any difficulty in obtaining needed materials and thus believes that the lack of written agreements with its suppliers does not present a risk to its business, but no assurance can be given that the Company will be able to obtain sufficient quantities of such raw materials to meet its needs. Any lack of sufficient raw materials for its needs would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it could continue to obtain needed raw materials in the event that it experiences significant rapid growth, in light of the current availability of such raw materials on the world markets. However, to the extent the Company is unable to obtain needed raw materials in such circumstances in sufficient quantities or at affordable prices, such inability would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends, to a significant extent, upon a number of key employees. The loss of services of one or more of these employees could have a material adverse effect on the business of the Company. The Company believes that its future success will also depend in part upon its ability to attract, retain and motivate qualified personnel, and the maintenance of employment agreements with certain key officers. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company maintains "key person" life insurance on its key employees in the amount of $HK6,000,000. The Company's success, to a large extent, depends upon the continued services of certain executive officers, particularly Messrs. Carl Ka Wing Tong and Leo Sheck Pui Kwok. See "Management."

The Company intends to continue to hire additional personnel as necessary to meet its management, marketing, operating and administrative service needs from time to time. Although the Company believes that, as of this date, it has been successful in attracting and retaining highly qualified professionals and other personnel as required by its business, there can be no assurance that the Company will continue to be successful in this regard. The Company believes that the future success and development of its business is dependent to a significant degree on its ability to continue to attract such individuals.

POTENTIAL PRODUCT LIABILITY. The Company is engaged in businesses that could result in possible claims for injury or damage resulting from its products. The Company is not currently, nor has it been in the past, a defendant in any product liability lawsuit. The Company does not maintain product liability insurance. A successful claim brought against the Company by a customer of the Company or a consumer and the adverse publicity that could accompany any harm caused to a consumer by a product manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATIONS. U.S. customers of the Company are subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous toys and other articles. The CPSC has the authority to exclude from the market articles that are found to be unsafe or hazardous, and can require a recall of such products under certain circumstances. Similar laws exist in some states and cities in the U.S., as well as in Canada and Europe. The Company relies on its customers to design products that comply with such safety standards and to test the products to ensure compliance with applicable regulatory safety standards. While the Company believes that its customers design and test the products the Company manufactures for compliance with regulatory standards, and the Company itself maintains quality assurance, there can be no assurance that the Company's products will not be found to violate applicable laws, rules and regulations, which could have a material adverse effect on the business, financial condition and results of operations of the Company. In addition, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that the Company's products will not be marketed in the future in countries with more restrictive laws, rules and regulations, either of which could make compliance more difficult or expensive, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

RELATED PARTY TRANSACTIONS. In the past, the Company has entered into business transactions with certain affiliates and may continue to enter into such transactions in the future, however, the policy of the Company is that such transactions with related persons shall have the terms thereof are at least as favorable to the Company as those that could be obtained from unaffiliated third parties. See "Certain Transactions."

DIVIDENDS. Creative Master Limited paid dividends of US$322,000 in 1997 and Carison Limited paid dividends of US$215,000 in 1997. The Company does not anticipate paying any cash dividends in the future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

LIMITATIONS OF SINO-FOREIGN JOINT VENTURES. The Company conducts its manufacturing operations in China through the joint venture with the Chinese partner, as such form of business entity is preferred by the Chinese authorities. The term of Dongguan Chuangying Toys Factory Co., Ltd. Joint Venture expires in 2006. There can be no assurances given that the joint venture will be extended to continue their operations. See "Company - Organization."

YEAR 2000 COMPLIANCE. The Company is currently in the process of updating its internal management information systems so that they will have the capability to manage and utilize data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results relating to such dates. The Company is updating its current systems to be Year 2000 compliant, but expects to replace its management information systems before 2000. Any new systems implemented by the Company would be Year 2000 compliant.

TARIFFS AND QUOTAS. Most of the Company's products are shipped to customers in the U.S. The U.S. may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. at current or increased levels. The Company cannot predict what regulatory changes may occur, if any, or the type or extent of any financial impact on the Company that such changes may have in the future. In addition, various forms of protectionist trade legislation have been proposed in the U.S. Adverse changes in tariff structures or other trade policies could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS. The Company's operations involve the use of certain toxic substances, including plastic resins, oil-based paints and cleaning solvents. The Company is, and is likely to continue to be, subject to PRC national, provincial and local environmental protection laws and regulations. Such laws and regulations currently impose a uniform fee on industrial wastewater discharges and a graduated schedule of pollution fees for the discharge into the environment of waste substances in excess of applicable standards, require the payment of fines for violations of laws, regulations or decrees, and provide for possible closure by the central, provincial or local government of any facility which fails to comply with orders requiring it to cease or cure certain activities deemed by such authorities to be causing environmental damage. The Company currently disposes of its waste substances in a manner it believes is consistent with similarly-situated companies operating in the PRC. Such disposal practices may not be consistent with those of companies operating in the U.S. There can be no assurance that the Company will be in compliance with applicable laws and regulations and will avoid incurring the consequences of non-compliance, or that PRC authorities will not impose additional regulatory requirements that would necessitate additional expenditures for environmental compliance. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES. Substantially all of the Company's manufacturing and assembly workers are young women who come from various rural provinces in the PRC for the purpose of working for wages higher than are available in such rural regions. These employees typically work for the Company for two to five years and then return to their communities. In addition, approximately 20%-30% of the factory employees do not return to the Company each year after the Chinese New Year holiday, and the Company must hire replacements. If these employees were able to earn similar wages in their home provinces or higher wages in other industries, the Company could experience labor shortages or could be required to increase salaries to meet its labor needs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's employees are not unionized, and the Company has not experienced any labor strike. Union organizing and worker unrest are not common in the PRC. No assurance can be given that labor conflicts will not develop. Any labor conflicts could have a material adverse effect on the Company's business, financial condition and results of operations.

PRC RISKS. The Company conducts all of its product engineering, model-making, mold-making and manufacturing operations in the PRC. In addition, some of the Company's product development, administrative, finance and accounting, marketing, and MIS activities are located in Hong Kong. As a result, the Company's business, financial condition and results of operations may be influenced by the general political, social and economic situation in Hong Kong and the PRC. Accordingly, the Company may be subject to political and economic risks, including political instability, currency controls and exchange rate fluctuations, and changes in import/ export regulations, tariffs, duties and quotas.

INTERNAL POLITICAL RISKS. The Company's interests may be adversely affected by the political environment in China. China is a communist country which since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the top political leadership of the Chinese government may have a significant impact on policy and the political and economic environment in China. Moreover, economic reforms and growth in China have been more successful in certain provinces than in others, and the continuation or increase of such disparities could affect political or social stability. China only recently has permitted greater flexibility in its economic sector, however, the government of China has exercised and continues to exercise substantial control over virtually every section of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support the economic reform program that commenced in the late 1970's and possibly to return to the more centrally-planned economy that existed prior thereto, could have a significant effect on economic conditions in China and on the operations of the Company.

INTERNAL ECONOMIC RISKS. The Company's interests may be adversely affected by the economic environment in China. The economy of China differs significantly from the economies of the United States and Western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation (see "Inflation" below), and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of China in the future could have a significant adverse effect on economic conditions in China and the economic prospects of the Company.

MARKET DECLINE IN SOUTHEAST ASIA. Several countries in Southeast Asia, including Korea, Thailand and Indonesia, have experienced a significant devaluation of their currencies and a decline in the value of their capital markets. In addition, these countries have experienced a number of bank failures and consolidations. Because virtually all of the Company's products are sold into developed countries not experiencing these declines, the Company does not believe that the declines in Southeast Asia will affect the demand for the Company's products. Furthermore, because most of the Company's products are, or at the Company's request may be, paid for in U.S. dollars, the Company believes that it is less susceptible to the effects of a devaluation, if subsequently experienced, in the Hong Kong dollar or the PRC Renminbi. The decline in the currencies of these countries may, however, render the Company's products less competitive if competitors in Southeast Asia are able to manufacture competitive products at a lower effective cost. No assurance can be given as to the ability of the Company's products to continue to compete with the products of competitors from these countries or that currency or other effects of the decline in Southeast Asia will not have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATION. The annual inflation rate in Hong Kong was approximately 8.8%, 8.2% and 6% in 1995, 1996 and 1997, respectively. The annual inflation rate in the PRC was approximately 14.8%, 8.3% and 8% in 1995, 1996 and 1997, respectively. The Company does not consider that inflation in Hong Kong or the PRC has had a material impact on its results of operations in recent years. No assurance can be given that inflation in Hong Kong or the PRC will not have a material adverse effect on the business, financial condition and results of operations of the Company in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LEGAL SYSTEM. China's legal system is a civil law system which is based on written statutes and in which decided legal cases have little precedential value. China does not have a well developed, consolidated body of laws governing enterprises with foreign investments. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion. As legal systems in China develop, foreign business entities may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain swift and equitable enforcement thereof.

MFN STATUS. The PRC currently enjoys Most-Favored-Nation ("MFN") status granted by the U.S., pursuant to which the U.S imposes the lowest applicable tariffs on PRC exports to the U.S. The U.S. annually reconsiders the renewal of MFN trading status for the PRC. No assurance can be given that the PRC's MFN status will be renewed in future years. The PRC's loss of MFN status could adversely affect the Company's business by raising prices for its products in the U.S. which could result in a reduction in demand for the Company's products by its U.S customers.

LOSS OF PRC FACILITIES; NATIONALIZATION; EXPROPRIATION. If for any reason the Company were required to move its manufacturing operations outside of the PRC, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue its manufacturing operations. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. Not only would the Company's operations and prospects be materially and adversely affected by the failure of such entities to honor these contracts, but it might be difficult to enforce these contracts in the PRC. The Company's investment in property, facilities and improvements in the PRC, particularly at the Dongguan Facility, are significant and comprise substantially all the Company's assets. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the Company's investments in that country, or that the Company's ownership interest in its properties and facilities will not otherwise be impaired, which could result in a significant loss, or depreciation in the value of, such assets. Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensations. Accordingly, an investment in the Company involves a risk of total loss.

GOVERNMENT CONTROL OVER ECONOMY. The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The PRC central government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy. Accordingly, PRC government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. Any such developments could affect current operations of any property ownership by foreign investors.

PRC LAW; EVOLVING REGULATIONS AND POLICIES. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system in the U.S. The PRC does not have a well-developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of law and regulations by government agencies may be subject to considerable discretion and variation. In addition, the legal system of the PRC relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof. The Company's activities in the PRC are by law subject, in some circumstances, to administrative review and approval by various national and local agencies of the PRC government. Although the Company believes that the present level of support from local, provincial and national governmental entities enjoyed by the Company benefits the Company's operations in connection with administrative review and the receipt of approvals, there is no assurance that such approvals, when necessary or advisable in the future, will be forthcoming. The inability to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

FOREIGN CURRENCY EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Hong Kong Dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi and U.S. Dollars. The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, the Hong Kong Dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Hong Kong Dollar or Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

Since 1983, the Hong Kong government has maintained a policy of linking the U.S. Dollar and the Hong Kong dollar at an exchange rate of approximately HK$7.80 to US$1.00. There can be no assurance that this link will be continued, although the Company is not aware of any intention of the Hong Kong government or the PRC to abandon the link. There has been significant volatility in the exchange rates of Renminbi to U.S. Dollars in recent years. Over the last five years, the Renminbi has experienced significant devaluation against most major currencies. The January 1, 1994 establishment of the current floating exchange rate system produced a significant devaluation of the Renminbi from $1.00 to Rmb 5.7 to approximately $1.00 to Rmb 8.3 as of December 31, 1997. The rates at which exchanges of Renminbi into U.S. Dollars may take place in the future may vary.

Pursuant to the Sino-British Joint Declaration, with effect from July 1, 1997, Hong Kong became a Special Administrative Region of China ("SAR"). The Basic Law of the Hong Kong SAR provides that the Hong Kong dollar will remain the legal tender in the Hong Kong SAR after June 30, 1997. The Basic Law also provides that no exchange control policies shall be applied in the Hong Kong SAR and that the Hong Kong dollar shall be freely exchangeable.

HONG KONG RISKS. The Company is headquartered in Hong Kong and conducts some of its business operations there. Accordingly, the Company may be materially adversely affected by factors affecting Hong Kong's political situation and its economy or in its international political and economic relations. Hong Kong was a British Crown Colony, but sovereignty over Hong Kong was transferred to China on July 1, 1997 and Hong Kong became a Special Administrative Region ("SAR") of the PRC. As provided in the Sino-British Joint Declaration on the Question of Hong Kong and the Basic Law of the Hong Kong SAR of the PRC (the "Basic Law"), the Hong Kong SAR shall have a high degree of autonomy except in foreign affairs and defense. Under the Basic Law, the Hong Kong SAR is to have its own legislature, legal and judicial system and economic autonomy for 50 years. Although, based on the current political conditions and the Company's understanding of the Basic Law, the Company does not believe that the transfer of sovereignty over Hong Kong will have a material adverse effect on the Company's business, financial condition or results of operations of the Company in the future, there can be no assurance as to the continued stability of political, economic or commercial conditions in Hong Kong.

DEPENDENCE ON MAJOR CUSTOMERS. For the year ended December 31,1997 sales to two customers -- DM and Mattel(R) account for a majority of the Company's total pro forma net sales. See Notes to Financial Statements. However, significant steps were taken by the Company in 1997 to diversify its customer base, which resulted in commencement of relationship with: Hallmark Cards, USA, Road Champ (USA), PMA (Germany), and Corgi (UK). As a result of new business from these additional customers, DM's percentage of fiscal 1998 sales is expected to fall below 60% of the total 1998 sales. The Company's dependence on these customers is expected to continue in the foreseeable future. Although management believes that any one of its customers could be replaced eventually, the loss of any one of its major customers, particularly DM, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales transactions with all of its customers are based on purchase orders received by the Company from time to time that are subject to cancellation.

INTRODUCTION OF NEW PRODUCTS BY CUSTOMERS; MARKET ACCEPTANCE; ECONOMIC FACTORS. The Company's long-term operating results depend substantially upon its customers' ability to continue to conceive of, design and market new products and upon continuing market acceptance of its customers' existing and future products. In the ordinary course of their businesses, the Company's customers continuously develop new products and create additions to their existing product lines. Significant delays by the Company's customers in the introduction of, or their failure to introduce or market, new products or additions to their respective product lines would impair the Company's results of operations. The die-cast collectible markets are affected by changing consumer tastes and interests, which are difficult to predict and over which the Company's customers have little, if any, control. These products in any event have limited life cycles and may be discontinued by the customer at any time. Accordingly, there can be no assurance that existing or future products of the Company's customers will maintain or receive substantial market acceptance. In addition, since most of the products manufactured by the Company are sold in the U.S., the Company's profitability will also depend on the strength of the U.S. economy, which can affect U.S. consumers' spending habits on such items as die-cast collectibles. Any downturn in the U.S. economy could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION. The Company faces significant competition in the manufacturing of die-cast collectibles. Company competes with several toy companies with die-cast capabilities located primarily in the PRC. The Company believes that the basis of competition in the manufacturing of all of its products is price, quality, technical capabilities and the ability to produce in required volumes and to timely meet delivery schedules. The Company expects increased competition from other industry participants that may seek to enter one or more of the Company's high margin product segments. Many of the existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

Other than capital expenditures for factory equipment and training, the Company does not believe that there are any significant barriers to entry into the manufacture of its products, although the Company believes that it currently holds certain competitive advantages. The Company does not characterize its business as proprietary and does not own any patents or copyrights or possess any material trade secrets. Accordingly, additional participants may enter the market at any time. No assurance can be given as to the ability of the Company to compete successfully with its current or future competitors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain of the Company's customers, including Mattel(R) Toys, manufacture a substantial portion of their products internally. Any determination by a principal customer to manufacture its products internally or to move manufacturing from the Company to another third party would have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO MANAGE GROWTH AND FLUCTUATIONS. The Company has experienced significant growth over the past few years and is expanding its manufacturing operations. The management of the Company's growth or fluctuations in levels of operations, as appropriate, will require continued improvement and refinement of the Company's operating, management and financial control systems, as well as a significant increase in the Company's manufacturing, quality control, marketing, logistics and service capabilities, any of which could place a significant strain on the Company's resources. If the Company's management is unable to manage its operations effectively, the quality of the Company's products, its ability to retain key customers and its business, financial condition and results of operations could be adversely affected. As part of its expansion, the Company will have to hire additional management personnel and other employees. The expenses associated with hiring, training and integrating such employees may be incurred prior to the generation of any associated revenues, with a corresponding adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to integrate new personnel on a timely basis could have an adverse effect on the Company's business, financial condition and results of operations.

PRODUCTION FACILITIES; CAPACITY LIMITATIONS. The Company's manufacturing operations are conducted in the Dongguan Facility. The Company currently estimates that it may exceed its manufacturing capacity in all of its manufacturing facilities by the third quarter of calendar 1998. As a result, the Company will need to build or acquire additional manufacturing capacity in the near future. The inability of the Company to obtain such capacity on a timely basis and on commercially reasonable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

If a natural disaster, such as a typhoon, fire or flood, were to destroy or significantly damage any of the Company's facilities or if any such facility were to otherwise become unavailable or inoperable, the Company would need to obtain alternative facilities from which to conduct its operations, which would result in significantly increased operating costs and significant delays in the fulfillment of customer orders. No assurance can be given that alternative facilities could be obtained at an affordable price or at all. Such increased costs or delays, or inability to obtain alternative facilities, would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.        DESCRIPTION OF PROPERTY

       The Company is headquartered in approximately 10,000 square feet in Hong Kong. The facilities in Hong Kong are rented by the Company, and the land on which such facilities are located is subject to long-term leases.

       The Company's manufacturing operations are conducted in the Dongguan Facility. The Company's manufacturing facilities have an aggregate of approximately 285,000 square feet of manufacturing space and approximately 168,000 square feet of dormitory space. Virtually all land in the PRC is state-owned, but can be leased from the government on a long-term basis. The Company operates three factories in the Dongguan Facility which are subject to separate leases. Manufacturing facilities having an aggregate of approximately 226,000 square feet of manufacturing space and approximately 152,000 square feet of dormitory space are leased by the Company through its wholly-owned subsidiary, Creative Master Ltd. The total manufacturing and dormitory space leased by Creative Master Ltd. is subject to several lease and tenant agreements which terms vary. Manufacturing facilities having an aggregate of approximately 58,000 square feet of manufacturing space and approximately 16,000 square feet of dormitory space are leased by the Company through its majority-owned subsidiary, Techtime Industries Limited, and are subject to two separate lease agreements. The Company provided financing to the local landowner, Dongguan Heng Li Zhen for building the facilities in Dongguan Facility and believes that such relationship would ensure the Company's extension, if needed, of its leases in the Dongguan Facility. The plants and equipment owned and operated or leased by the Company are subject to comprehensive PRC laws and regulations that involve substantial risks. See "Risk Factors."

       The Company believes that its current facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate expansion.

ITEM 3.        LEGAL PROCEEDINGS

       There are no pending material legal proceedings to which the Company or any of its properties is subject, nor to the knowledge of the Company, are any such legal proceedings threatened.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

       The Company's Common Stock has been traded in the over-the-counter since November, 1996 under the symbol DAVN. In March, 1998, in connection with the change of the Company's name to "Creative Master International, Inc.", the Company changed its symbol to "CVMI". The following table shows the range of high and low bid quotations reported by NASDAQ in each fiscal quarter from January , 1996 to March, 31, 1998.

                                              High                      Low
                                              ----                      ---

       FISCAL 1996

       Quarter Ended March 31, 1996           $N/A                      $N/A
       Quarter Ended June 30, 1996            $N/A                      $N/A
       Quarter Ended September 30, 1996       $N/A                      $N/A
       Quarter Ended December 31, 1996        $1.7687                   $1.7687

       FISCAL 1997

       Quarter Ended March 31, 1997           $N/A                      $N/A
       Quarter Ended June 30, 1997            $2.00                     $2.00
       Quarter Ended September 30, 1997       $N/A                      $N/A
       Quarter Ended December 31, 1997        $1.10                     $1.10

       FISCAL 1998

       Quarter Ended March 31, 1998           $2.00                     $2.00
-------------------------------

* As adjusted to give retroactive effect to a one for ten reverse split which was effected on March 12, 1998.

       The number of beneficial holders of Common Stock as of March 31, 1998 was approximately 1,500. On February 18, 1998, the low bid and high asked prices for the Common Stock were $2.00 and $2.00, respectively (post reverse-split).

       In 1997, Creative Master - Hong Kong paid dividends of US$322,000 and Carison Limited paid dividends of US$215,000, however, the Company has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       The following discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview
--------

       The Company, through its operating subsidiaries, is a manufacturer of high quality die-cast replica racing and classic cars. These products are collectibles and require a substantial degree of engineering,quality control and hand-assembly expertise to produce. All of the Company's operations, including the design engineering and manufacture of its products, sales, marketing, and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. See "Business of the Company - Organization." The Company's executive and administrative headquarters are in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the People's Republic of China (the "PRC").

       The Company provides a comprehensive manufacturing service that enables it to satisfy customers' requirements at every stage in the production of its products, including raw material sourcing, product, development and engineering, tool making, model making, computer-aided mold design and production, and manufacturing and packaging of the finished product. This comprehensive, one-stop production process allows the Company to effectively, act as an in-house manufacturing division for its customers. The Company is dependent on sales to certain key customers, including DM, Brookfield and Mattel(R), see "Risk Factors"- "Dependence on Major Customers."

       In the recent years, the Company added the following additional production facilities:

       In July 1994, Carison Limited was incorporated to hold the Company's investment in its own tooling manufacturing factory in Guangzhou. The tooling factory was moved to Dongguan in 1995 and now occupies 15,000 square feet of production space with 100 tooling technicians.

       In April 1996, Techtime Industries Limited was incorporated to hold the Company's investment in its second Dongguan factory with over 30,000 square feet of production space and dormitory space that can accommodate up to 600 workers.

       In October 1996, Queenex Enterprises Limited was incorporated to hold the Company's investment in its third Dongguan factory with over 60,000 square feet of production space and dormitory space that can accommodate up to 900 workers.

       In July 1997, a model making division was established which now engages over 60 model making technicians.

       All the above factories are located within 10 minutes walking distance of each other. The Company completed its move of the production facilities from Guangzhou to Dongguan in December, 1995. See "Description of Properties."

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

       The Company may experience annual and quarterly variations in operating results and, accordingly, the trading price of the common shares may be subject to fluctuations in response to such variations. It is likely that the Company's operating results from time to time, will not meet the expectations of the Company's public market analysts, which will have an adverse effect on the trading price of the common shares. See "Risk Factors - Ability to Manage Growth and Fluctuations."

RESULTS OF OPERATIONS

       The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.


SUMMARY FINANCIAL INFORMATION                     FISCAL YEAR ENDED DECEMBER 31,
-----------------------------                     ----------------------------
                                                     1997               1996
                                                   --------           --------
                                                       US$                US$
                                                      (AMOUNTS IN THOUSANDS)

SALES                                              $16,211             $14,054
GROSS PROFIT                                         3,508               4,272
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           (2,006)             (2,552)
OPERATING INCOME                                     1,502               1,720
INCOME BEFORE INCOME TAXES                           1,199                 969
PROVISION FOR INCOME TAXES                            (130)               (154)
MINORITY INTERESTS                                     (82)                  -
NET INCOME                                             987                 815

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

       NET SALES. Company's net sales in fiscal 1997 were $16.211 million, an increase of $2.157 million, or 15%, from $14.054 million in fiscal 1996. The Company added a third manufacturing plant consisting of 60,000 sq. ft. of production space in the fourth quarter of 1996. That new facility began production as new customers placed orders during the year.

       GROSS PROFIT. Company's gross profit totaled $3.508 million in fiscal 1997, a decrease of $764,000, or 18%, from $4.272 million in fiscal 1996.
Gross margin was 22% in fiscal 1997 and 30% in fiscal 1996. The gross margin decrease in fiscal 1997 was caused mainly by start-up inefficiencies associated with the new factory and new customers orders.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Company's selling, general and administrative expenses totaled $2.006 million in fiscal 1997, a decrease of $546,000, or 21%, from $2.552 million in fiscal 1996. Selling, general and administrative expenses constituted 12% of net sales in fiscal 1997 and 18% in fiscal 1996. The decrease was mainly the result of lower repair costs of reduced customer rejects and reduced air freight charges. These reduced expenses reflect better quality control and improvement in schedule compliance.

       OPERATING INCOME. Company's income from operations was $1.502 million in fiscal 1997, a decrease of $218,000, or 13%, from $1.720 million in fiscal 1996.

       INTEREST INCOME (EXPENSE), NET. Company's interest income (expense), net resulted in a net expense of $104,000 in fiscal 1997 as compared to a net expense of $140,000 in fiscal 1996. The decrease in net interest expenses was caused by an increase in interest income.

       OTHER INCOME (EXPENSE), NET. Company's other income (expense), net, resulted in net expense of $137,000 in fiscal 1997 as compared to a net expense of $567,000 in fiscal 1996. Other income net, was mostly related to foreign exchange difference which was reduced in 1997.

       AMORTIZATION OF GOODWILL. The amortization of goodwill for the Company in fiscal 1997 and fiscal 1996 was $62,000 and $44,000, respectively.

       PROVISION FOR INCOME TAXES. The effective income tax rate for the Company was 11% in fiscal 1997 and 16% in fiscal 1996. The decrease in the Company's effective tax rate was due to profit contributions from off-shore subsidiaries that had lower effective income tax rates than other subsidiaries. See "Risk Factors -- Taxation."

       NET INCOME. Based on the factors described above, Company's net income was $987,000 in fiscal 1997,an increase of $172,000, or 21%, from $815,000 in fiscal 1996. Net income as a percentage of sales of the Company for fiscal 1997 and fiscal 1996 was 6% and 6%, respectively. The increase in net income as a percentage of sales in fiscal 1997 as compared to fiscal 1996 was caused mainly by the reduction of selling, general and administrative expenses noted above, and offset by minority interests not applicable in 1996.

       EBITDA. Company's EBITDA for fiscal 1997 was $1.365 million, as compared to $1.153 million in fiscal 1996.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

       NET SALES. Company's net sales in fiscal 1996 totaled $14.054 million, an increase of $4.072 million, or 41%, from $9.982 million in fiscal 1995. This growth resulted from an increase in sales of the Company's products supported by increased production capacity at the Company's new Dongguan plant. A second factory was added in April 1996 to produce initial orders from Mattel(R).

       GROSS PROFIT. Company's gross profit totaled $4.272 million in fiscal 1996, an increase of $2.168 million, or 103%, from $2.104 million in fiscal 1995. Gross margin was 30% in fiscal 1996 compared to 21% in fiscal 1995. The gross margin increased substantially because of increased operational efficiency associated with the new Dongguan plant. The annual average prices of the Company's primary raw material, zinc (approximately 5% of net sales) increased by approximately 6.5% over the annual average price in fiscal 1995, but the Company was able to maintain its gross profit margin by reduction of wastage.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Company's selling, general and administrative expenses totaled $2.552 million in fiscal 1996 compared to $2.394 million in fiscal 1995, an increase of $158,000 or 7%, as a result of increased administrative needs and manufacturing capacity. Selling, general and administrative expenses were 18% of net sales in fiscal 1996 as compared to 24% of net sales in fiscal 1995, a decrease of 6%. The decrease reflects increased sales and the consolidation of the Company's PRC operations to the Dongguan plant from the Guangzhou plant.

       OPERATING INCOME/(LOSS). Company's income from operations totaled $1.72 million in fiscal 1996 compared to the operating loss of $290,000 in fiscal 1995, an increase of $2.01 million, or 693%. The operating margin was increased from negative 3% of net sales in fiscal 1995 to 12% of net sales in fiscal 1996. The increase in operating income was the direct result of the consolidation of the Company's PRC operations to the Dongguan plant from the Guangzhou plant prior to the start of fiscal 1996 and increased sales of the Company's products.

       INTEREST INCOME (EXPENSE), NET. Company's interest income (expense), net was a net expense of $140,000 in fiscal 1996 as compared to a net expense of $88,000 in fiscal 1995. The increase in interest expenses was mainly due to increased borrowings to purchase additional machinery and equipment for the Dongguan plant.

       OTHER INCOME (EXPENSE), NET. Company's other income (expense), net, was a net expense of $567,000 for fiscal 1996 compared to a net expense of $96,000 in fiscal 1995, an increase of $471,000. The increase was due partially to a difference of $104,000 associated with losses from foreign currency transactions in fiscal 1996, versus a smaller aggregate loss from foreign currency transactions in fiscal 1995.

       PROVISION FOR INCOME TAXES. Company's effective income tax rate was 16% in fiscal 1996 and 10% in fiscal 1995. The effective rate increased because a higher portion of profit contributions from subsidiaries of the Company were taxable.

       NET INCOME/(LOSS). Company's net income totaled $815,000 in fiscal 1996, an increase of $1.374 million, or 246%, from a net loss of $559,000 in fiscal 1995. Net income as a percentage of sales for fiscal 1996 was 6%. Net loss as a percentage of sales for fiscal 1995 was 6%. The increase in net income as a percentage of sales in fiscal 1996 as compared to fiscal 1995 reflects increased sales and the consolidation of the Company's PRC operations to the Dongguan plant from the Guangzhou plant.

       EBITDA. Company's EBITDA for fiscal 1996 was $1.153 million, as compared to negative $386,000 in fiscal 1995. The increase in EBITDA in fiscal 1996 as compared to fiscal 1995 reflects an increase in sales volume of the Company's products, production efficiency and decreased selling, general and administrative expenses achieved by operating at only the Dongguan production facility during 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically financed its operations through internally generated funds, the Company's credit facilities and private equity transactions. Net cash provided by (used in) operating activities was $696,000 and $1.048 million, for the fiscal years ending December 31, 1997 and 1996, respectively.

       Net cash provided by (used in) investing activities was $16,000 and ($854,000), for the fiscal years ending December 31, 1997 and 1996, respectively.

       Net cash provided by (used in) financing activities was ($672,000) and $115,000, for the fiscal years ending December 31, 1997 and 1996, respectively.

       Cash and bank deposits, as of December 31, 1997 and 1996, were $471,000 and $435,000, respectively.

       As of December 31, 1997, the aggregate outstanding amount under all capital leases was $1.03 million.

       Company repaid short-term of $1.643 million in fiscal 1997. In fiscal 1997, Company obtained equipment lease financing in the aggregate amount of $954,000 from Trilease equipment lessors. The Company also obtained another loan from the financial institution in the total amount of $1,290,000 against the Company's orders and receivable invoices of Mattel(R), which loan has been guaranteed by Messrs. Tong and Kwok and by Acma Ltd.

       Company has revolving lines of credit with Hang Seng Bank, Banque Nationale de Paris and Bank of China. As of December 31, 1997, these lines of credit allowed for aggregate borrowings of up to $561,000. As of December 31, 1997, Company had $179,000 outstanding under these revolving lines of credit.

       Consistent with practice in the die-cast collectibles industry, Company offers accounts receivable terms to its customers. This practice has created working capital requirements that Company generally has financed with net cash balances, internally generated cash flow and loans.

       Company's accounts receivable balance at December 31, 1997 was $2.827 million. Company actively monitors the credit worthiness of its customers and has not experienced any significant problems with collection of accounts receivable from its customers.

       Company's capital expenditures in fiscal 1997 and fiscal 1996 were $1.226 million and $947,000, respectively.

       The annual inflation rate in Hong Kong was approximately 8.8%, 8.2% and 6% in 1995, 1996 and 1997, respectively. The annual inflation rate in the PRC was approximately 14.8%, 8.3% and 8% in 1995, 1996 and 1997, respectively. The Company believes that inflation has not had a material impact on its business in recent years. No assurance can be given that this will continue to be the case. See "Risk Factors -- Inflation Risk."

       The Company's liquidity needs are expected to arise primarily from debt service, working capital requirements and the funding of capital expenditures and investments. As of December 31, 1997, the Company had no capital commitments in respect of purchase of machinery and tools. The Company anticipates that its capital expenditures will increase substantially in the event that the Company elects to build an expansion to the Dongguan Facility starting from second quarter of 1998. See "Risk Factors --Production Facilities; Capacity Limitations."

       The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under existing lines of credit and short-term borrowings. The Company believes that these sources will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and interest payments on its existing indebtedness for at least the next 18 months. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to expand the Dongguan Facility. In the event that the Company requires additional capital, it may be required to issue additional equity securities, which could result in additional dilution to existing stockholders, or to borrow such funds, which could adversely affect operating results. No assurance can be given that such capital will be available. See "Risks Relating to the Company -- Production Facilities; Capacity Limitations."

           YEAR 2000 DISCLOSURE

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

                           FINANCIAL STATEMENTS INDEX

CREATIVE MASTER INTERNATIONAL, INC.

Report of independent auditors as of December 31, 1997 and December 31, 1996, and for each of the years ended December 31, 1997, December 31, 1996 and
December 31, 1995 ...........................................................F-1

Consolidated Balance Sheets, as of December 31, 1997 and December 31, 1996...F-2

Consolidated Statements of Operations, Years Ended December 31, 1997,
December 31, 1996, and December 31, 1995.....................................F-3

Consolidated Statements of Cash Flows Years Ended December 31, 1997,
December 31, 1996 and December 31, 1995......................................F-4

Consolidated Statement of Stockholders' Equity for Years Ended
December 31, 1997, December 31, 1996 and December 31, 1995...................F-6

Notes to Consolidated Financial Statements...................................F-7

                           CREATIVE MASTER INTERNATIONAL, INC.
                       ==================================



                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1997
            AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                         TOGETHER WITH AUDITORS' REPORT
            --------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Creative Master International,
Inc.:


We have audited the accompanying consolidated balance sheets of Creative Master International, Inc. (a company incorporated in the State of Delaware, United States of America; formerly known as Davin Enterprises, Inc.; "the Company") and Subsidiaries ("the Group") as of December 31, 1996 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1995, 1996 and 1997. These financial statements give retroactive effect, for all years presented, to the acquisition of Creative Master Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Master International, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and cash flows for the years ended December 31, 1995, 1996 and 1997 after giving retroactive effect to the acquisition of Creative Master Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.


ARTHUR ANDERSEN & CO.
/Arthur Andersen & Co./
Certified Public Accountants
Hong Kong

Hong Kong,
March 31, 1998.


                  CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------------

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------
                            AS OF DECEMBER 31, 1996 AND 1997
                            --------------------------------
                       (Amounts expressed in United States dollars)

                                               Note           1996             1997
                                              --------  ----------------  ----------------
                                                             $'000            $'000
ASSETS
------
Current assets:
  Cash and bank deposits                        18                  435               471
  Accounts receivable, net                       5                1,733             2,827
  Deposits and prepayments                       6                  204               307
  Inventories, net                               7                1,544             2,928
  Due from a related company                    19                   41                 -

                                                        ----------------  ----------------
        Total current assets                                      3,957             6,533

Machinery, equipment and capital leases, net     8                2,398             3,155
Long-term investment                             9                    1                 1
Goodwill                                        10                  395               810
Deferred taxation                               14                    1                 -
                                                        ----------------  ----------------

        Total assets                                              6,752            10,499
                                                        ================  ================

LIABILITIES, MINORITY INTERESTS AND
  SHAREHOLDERS' EQUITY
-----------------------------------

Current liabilities:
  Short-term bank borrowings                    11                  782             1,290
  Capital lease obligations, current portion    12                  258               764
  Accounts payable                                                1,512             1,908
  Deposits from customers                                             -               560
  Accrued liabilities                           13                  979             1,579
  Due to directors                              19                  879               861
  Due to parent company                         19                    -                 9
  Taxation payable                              14                   18                68
  Dividend payable                                                    -               323
                                                        ----------------  ----------------

        Total current liabilities                                 4,428             7,362

Capital lease obligations, non-current portion  12                  245               266
Deferred taxation                               14                    -                57
                                                        ----------------  ----------------

        Total liabilities                                         4,673             7,685
                                                        ----------------  ----------------

Minority interests                                                    -                75
                                                        ----------------  ----------------
Shareholders' equity:
  Common stock, par value $0.0001;
    authorized - 60,000,000 shares;
    outstanding and fully paid -                15                    1                 1
    4,999,746 shares
  Additional paid-in capital                                      1,202             1,202
  Retained earnings                                                 872             1,536
  Cumulative translation adjustments                                  4                 -
                                                        ----------------  ----------------

        Total shareholders' equity                                2,079             2,739
                                                        ----------------  ----------------

        Total liabilities, minority
          interests and shareholders' equity                      6,752            10,499
                                                        ================  ================

   The accompanying notes are an integral part of these financial statements.


                  CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------------

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                  ----------------------------------------------------
                     (Amounts expressed in United States dollars)

                                    Note         1995             1996             1997
                                  --------  ---------------  ---------------  ---------------
                                                $'000            $'000            $'000

Net sales                            20              9,982           14,054           16,211
Cost of goods sold                                  (7,878)          (9,782)         (12,703)
                                            ---------------  ---------------  ---------------

    Gross profit                                     2,104            4,272            3,508

Selling, general and
  administrative expenses                           (2,394)          (2,552)          (2,006)
Interest income                                          -                -              112
Interest expenses                                      (88)            (140)            (216)
Other expenses, net                                    (96)            (567)            (137)
Amortization of goodwill                               (33)             (44)             (62)
                                            ---------------  ---------------  ---------------

    Income (Loss) before income
      taxes                                           (507)             969            1,199

Provision for income taxes           14                (52)            (154)            (130)
                                            ---------------  ---------------  ---------------

    Income (Loss) before
      minority interests                              (559)             815            1,069

Minority interests                                       -                -              (82)
                                            ---------------  ---------------  ---------------

    Net income (loss)                                 (559)             815              987
                                            ===============  ===============  ===============

Earnings (Loss) per common share
                                            $        (0.11)  $         0.16   $         0.20
                                            ===============  ===============  ===============

Weighted average number of
   common shares outstanding                     4,999,746        4,999,746        4,999,746
                                            ===============  ===============  ===============

   The accompanying notes are an integral part of these financial statements.


                  CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 ----------------------------------------------------
                     (Amounts expressed in United States dollars)


                                               1995            1996            1997
                                          --------------  --------------  --------------
                                              $'000           $'000           $'000
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income (loss)                                  (559)            815             987
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities-
  Depreciation of machinery and
    equipment                                       320             448             469
  Net (gain) loss on disposals of
    machinery and equipment                          20              12              (6)
  Net (gain) loss on disposal of
    short-term investment                           (14)              2               -
  Write-back of receivable from
    minority interests                                -            (112)              -
  Write down of long-term investment                235             449               -
  Amortization of goodwill                           33              44              62
  Minority interests                                  -               -              82
  Deferred income taxes                              (3)             96              58
(Increase) Decrease in operating assets-
  Accounts receivable, net                         (471)           (766)         (1,094)
  Deposits and prepayments                          (15)           (130)              7
  Inventories, net                                  200            (980)         (1,161)
Increase (Decrease) in operating liabilities-
  Accounts payable                                  143             598             234
  Deposits from customers                             -               -             560
  Accrued liabilities                                64             600             439
  Due to parent company                               -               -               9
  Taxation payable                                 (161)            (28)             50
                                          --------------  --------------  --------------

        Net cash provided by (used in)
          operating activities                     (208)          1,048             696
                                          --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Acquisition of machinery and
    equipment                                      (474)           (804)            (24)
  Proceeds from disposals of
    machinery and equipment                           -               8               -
  Proceeds from disposal of
    short-term investment                           136              12               -
  Net cash outflow from acquisition
    of a subsidiary                                   -             (29)             (1)
  Decrease (Increase) in due from a
    related company                                   -             (41)             41
  Decrease in due from directors                    303               -               -
                                          --------------  --------------  --------------
        Net cash provided by (used in)
          investing activities                      (35)           (854)             16
                                          --------------  --------------  --------------

                                                               (To be continued)


                  CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------
                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                  ----------------------------------------------------
                                      (Continued)

                     (Amounts expressed in United States dollars)


                                                         1995            1996             1997
                                                    --------------  --------------  --------------
                                                        $'000           $'000            $'000
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  Increase (Decrease) in bank overdrafts                        -              25             (28)
  Increase in short-term bank loans                           356              96             272
  Increase in import trust receipts
    bank loans                                                  2             166              77
  Repayment of capital element of
    capital lease obligations                                (203)           (206)           (605)
  (Decrease) Increase in due to directors                     238              34             (18)
  Decrease in due to a related company                          -               -            (363)
  Dividends paid to minority
    interests of subsidiaries                                (370)              -              (7)
                                                    --------------  --------------  --------------

        Net cash (used in) provided by
          financing activities                                 23             115            (672)
                                                    --------------  --------------  --------------

Effect of cumulative translation
  adjustments                                                  (1)              -              (4)
                                                    --------------  --------------  --------------

Net increase (decrease) in cash and
  bank deposits                                              (221)            309              36

Cash and bank deposits, as of
  beginning of year                                           347             126             435
                                                    --------------  --------------  --------------

Cash and bank deposits, as of end of year                     126             435             471
                                                    ==============  ==============  ==============



   The accompanying notes are an integral part of these financial statements.


                  CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                  ----------------------------------------------------

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               ----------------------------------------------------------
                  FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                  ----------------------------------------------------

                      (Amounts expressed in United States dollars)

                                       Common stock
                                 --------------------------  Additional               Cumulative
                                   Number of                  paid-in     Retained   translation
                                    shares       Amount       capital     earnings   adjustments
                                 ------------ ------------ ------------ ------------ ------------
                                    `000         $'000        $'000        $'000        $'000

Balance as of
  December 31, 1994                    5,000            1        1,202          986            6

Net loss                                   -            -            -         (559)           -

Dividends                                  -            -            -         (370)           -

Translation adjustments                    -            -            -            -            1
                                 ------------ ------------ ------------ ------------ ------------

Balance as of
  December 31, 1995                    5,000            1        1,202           57            7

Net income                                 -            -            -          815            -

Translation adjustments                    -            -            -            -           (3)
                                 ------------ ------------ ------------ ------------ ------------

Balance as of
  December 31, 1996                    5,000            1        1,202          872            4

Net income                                 -            -            -          987            -

Dividends                                  -            -            -         (323)           -

Translation adjustments                    -            -            -            -           (4)

                                 ------------ ------------ ------------ ------------ ------------

Balance as of
  December 31, 1997                    5,000            1        1,202        1,536            -
                                 ============ ============ ============ ============ ============


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



1.  ORGANIZATION AND PRINCIPAL ACTIVITIES
-----------------------------------------

Creative Master International, Inc. ("the Company") is incorporated in the State of Delaware, United States of America. With effect from February 23, 1998, the Company changed its name from Davin Enterprises, Inc. to Creative Master International, Inc., the present one.

During the period from January 1, 1995 (the earliest date covered by this report) to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which is principally engaged in the trading of communication systems.

Acquisition of CML
------------------

On December 30, 1997, the Company acquired 100% interest in Creative Master Limited ("CML"; a company incorporated in Hong Kong) by issuing 4,806,000 shares of common stock of par value $0.0001 each (after the reverse stock splits and the redenominations of par value as described in Note 15) to Acma Strategic Holdings Limited ("ASHL"; a company incorporated in Hong Kong), Mr. Sheck-pui Kwok and Mr. Carl Ka-wing Tong. ASHL is 90% owned by Acma Ltd., a company incorporated in Singapore and listed on the Singapore Stock Exchange Limited, and 10% owned by Mr. Carl Ka-wing Tong. CML and its subsidiaries (the "CML Group") are principally engaged in the manufacturing of collectible replica racing and classic cars for sale to customers in the United States of America and Europe. The CML Group maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China ("the PRC").


2.  BASIS OF PRESENTATION
-------------------------

The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the recapitalization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML. The historical shareholders' equity accounts of the Company as of December 31, 1995 and 1996 have been retroactively restated to reflect the issuance of 4,806,000 shares of common stock of par value $0.0001 each (after the effect of the reverse stock splits and the redenominations of par value as described in Note
15) in connection with the acquisition.

3.  SUBSIDIARIES
----------------

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Company") as of December 31, 1997 were as follows:


                                                     Place of           Percentage of equity
                   Name                           incorporation             interest held           Principal activities
-------------------------------------------    ---------------------    ----------------------    ------------------------------

Creative Master Limited                             Hong Kong                   100%              Manufacturing and trading of
                                                                                                     collectible replica cars

Excel Master Limited                                Hong Kong                   100%              Trading of collectible
                                                                                                     replica cars

Queenex Enterprises Limited                         Hong Kong                   100%              Manufacturing of collectible
                                                                                                     replica cars

Carison Limited                                     Hong Kong                    70%              Manufacturing of moulds

Techtime Industries Limited                         Hong Kong                    55%              Manufacturing of collectible
                                                                                                     replica cars

Dongguan Chuangying Toys Factory Co., Ltd.           The PRC                   Note a             Manufacturing of collectible
                                                                                                     replica cars

Note -

a. Dongguan Chuangying Toys Factory Co., Ltd. is a contractual joint venture established in the PRC to be operated for 12 years until October 2006. Under the joint venture contract dated September 10, 1994 and the supplemental contract dated April 1, 1996, the Company's joint venture partner is not entitled to any profit of the joint venture and is not responsible for any loss of the joint venture effective from September 10, 1994. In view of their profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

a.         Basis of consolidation
           ----------------------

           The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

b.         Goodwill
           --------

           Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the years ended December 31, 1995, 1996 and 1997 was approximately $33,000, $44,000 and $62,000, respectively. Accumulated amortization as of December 31, 1996 and 1997 was approximately $77,000 and $139,000, respectively. Management assesses the remaining life of the goodwill annually, taking into consideration current operating results and future prospects of the subsidiaries.

c.         Contractual joint venture
           -------------------------

           A contractual joint venture is an entity established between the Group and one or more other parties, with the rights and obligations of the joint venture partners governed by a contract. If the Group owns more than 50% of the joint venture and is able to govern and control its financial and operating policies and its board of directors, such joint venture is considered as a de facto subsidiary and is accounted for as a subsidiary.

d.         Inventories
           -----------

           Inventories are stated at the lower of cost, on a first-in first-out basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labour and an attributable portion of production overheads.

e.         Machinery, equipment and capital leases
           ---------------------------------------

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

----------------------------------------------

e.         Machinery, equipment and capital leases  (Cont'd)
           ---------------------------------------

           The Group recognizes an impairment loss on machinery and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

f.         Long-term investment
           --------------------

           Investments held for the long-term are stated at market value. Income from investments is accounted for to the extent of dividends received and receivable.

g.         Net sales
           ---------

           Net sales represent the invoiced value of merchandise/moulds supplied to customers, net of sales returns and allowances. Sales are recognised upon delivery of goods and passage of title to customers.

           Deposits or advanced payments from customers prior to delivery of goods and passage of title of merchandise/moulds are recorded as deposits from customers.

h.         Income taxes
           ------------

           The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

i.         Operating leases
           ----------------

           Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

----------------------------------------------

j.         Foreign currency translation
           ----------------------------

           The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate losses from foreign currency transactions included in the results of operations for the years ended December 31, 1995, 1996 and 1997 were approximately $20,000, $104,000 and $47,000, respectively.

k.         Earnings (Loss) per common share
           --------------------------------

           Earnings (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income (loss) for each year by the weighted average number of shares of common stock outstanding during the years, as if the common stock issued for the acquisition of CML (see Note 1) and the reverse stock splits and the redenominations of par value (see Note 15) had been consummated prior to the years presented. The weighted average number of shares used to compute earnings (loss) per common share is approximately 4,999,746, 4,999,746 and 4,999,746 for the years ended December 31, 1995, 1996 and 1997, respectively.

l.         Use of estimates
           ----------------

           The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

m.         Fair value of financial instruments
           -----------------------------------

           The Group's financial instruments consist of cash, cash equivalents, trade receivables, short-term borrowings, capital leases and trade payables. The book values of these instruments are considered to be representative of their fair values.


5.  ACCOUNTS RECEIVABLE
-----------------------

Accounts receivable comprised:
                                                        1 9 9 6             1 9 9 7
                                                    ---------------     ---------------
                                                        $'000               $'000

Trade receivables                                            1,857               2,966
Less: Allowance for doubtful accounts                         (124)               (139)
                                                    ---------------     ---------------

Accounts receivable, net                                     1,733               2,827
                                                    ===============     ===============



6.  DEPOSITS AND PREPAYMENTS
----------------------------

Deposits and prepayments comprised:
                                                        1 9 9 6             1 9 9 7
                                                    --------------     ---------------
                                                        $'000               $'000

Deposits for acquisition of moulds                            105                 149
Rental and utility deposits                                    38                  69
Prepayments                                                    32                  83
Others                                                         29                   6
                                                    --------------     ---------------

                                                              204                 307
                                                    ==============     ===============



7.  INVENTORIES
---------------

Inventories comprised:

                                                        1 9 9 6             1 9 9 7
                                                    ---------------     ---------------
                                                        $'000               $'000

Raw materials                                                  911               1,358
Work-in-process                                                229                 722
Finished goods                                                 431                 959
                                                    ---------------     ---------------

                                                             1,571               3,039

Less: Allowance for slow-moving and obsolete

      inventories                                              (27)               (111)
                                                    ---------------     ---------------

Inventories, net                                             1,544               2,928
                                                    ===============     ===============


8.  MACHINERY, EQUIPMENT AND CAPITAL LEASES
-------------------------------------------

Machinery, equipment and capital leases comprised:

                                                        1 9 9 6             1 9 9 7
                                                    ---------------     ---------------
                                                        $'000               $'000

Machinery and equipment:
    Machinery and tools                                      1,170                 769
    Leasehold improvements                                     899               1,033
    Furniture and office equipment                             330                 455
    Motor vehicles                                              19                  21
Capital leases:
    Machinery and tools                                      1,060               2,412
    Furniture and office equipment                               -                  14
                                                    ---------------     ---------------

Cost                                                         3,478               4,704

Less: Accumulated depreciation
        Machinery and equipment                               (863)             (1,066)
        Capital leases                                        (217)               (483)
                                                    ---------------     ---------------

Machinery, equipment and capital leases, net                 2,398               3,155
                                                    ===============     ===============



9.  LONG-TERM INVESTMENT
------------------------

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which is principally engaged in the trading of communication systems. The carrying cost of the long-term investment represented:


                                                        1 9 9 6            1 9 9 7
                                                    ---------------     ---------------
                                                        $'000               $'000

Long-term investment                                           685                 685
Less: Write down of investment cost                           (684)               (684)
                                                    ---------------     ---------------

Long-term investment, net                                        1                   1
                                                    ===============     ===============

The carrying cost of the long-term investment approximated its market value.


10. GOODWILL
------------

                                                        1 9 9 6             1 9 9 7
                                                    ---------------     ---------------
                                                        $'000               $'000

Goodwill                                                       472                 949
Less: Accumulated amortization                                 (77)               (139)
                                                    ---------------     ---------------

Goodwill, net                                                  395                 810
                                                    ===============     ===============



11. SHORT-TERM BANK BORROWINGS
------------------------------

Short-term bank borrowings comprised:

                                                        1 9 9 6              1 9 9 7
                                                    ---------------     ---------------
                                                        $'000                $'000

Overdrafts                                                      25                   -
Short-term loans                                               452                 908
Import trust receipts loans                                    305                 382
                                                    ---------------     ---------------

                                                               782               1,290
                                                    ===============     ===============

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.0% to 4.3%, which ranged from 9.5% to 13.0% per annum as of December 31, 1997. They were collaterized by the Group's bank deposits of approximately $72,000 as of December 31, 1997, and personal guarantees provided by Mr. Sheck-pui Kwok and Mr. Carl Ka-wing Tong. They were drawn for working capital purposes and are renewable with the consent of the relevant banks.


11. SHORT-TERM BANK BORROWINGS  (Cont'd)
------------------------------

Supplemental information with respect to short-term bank borrowings for the years ended December 31, 1996 and 1997 are as follows:

                                       Maximum amount          Average amount
Weighted average        Weighted average
                                     outstanding during      outstanding during       interest rate at          interest rate
                                          the year                the year             the end of year         during the year
                                     --------------------    --------------------    -------------------    --------------------
                                            $'000                   $'000
Year ended
    December 31, 1997
---------------------------------

Overdrafts                                           111                      17            12.5%                  12.1%
                                     ====================    ====================    ===================    ====================

Short-term loans                                     908                     686            10.7%                  10.1%
                                     ====================    ====================    ===================    ====================

Import trust receipts loans
                                                     448                     291            12.5%                  11.9%
                                     ====================    ====================    ===================    ====================

Year ended
    December 31, 1996
---------------------------------

Overdrafts                                            42                      12            12.8%                  12.1%
                                     ====================    ====================    ===================    ====================

Short-term loans                                     560                     353            10.5%                  11.6%
                                     ====================    ====================    ===================    ====================

Import trust receipts loans
                                                     305                     197            10.0%                  10.0%
                                     ====================    ====================    ===================    ====================



12.  CAPITAL LEASE OBLIGATIONS

------------------------------

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                               1 9 9 6             1 9 9 7
                                                           ---------------    ---------------
                                                               $'000               $'000
Payable during the following period
    -   Within one year                                               299                830
    -   Over one year but not exceeding two years                     211                195
    -   Over two years but not exceeding three years                   50                 91
                                                           ---------------    ---------------

Total minimum lease payments                                          560              1,116
Less: Amount representing interest                                    (57)               (86)
                                                           ---------------    ---------------

Present value of minimum lease payments                               503              1,030
Less: Current portion                                                (258)              (764)
                                                           ---------------    ---------------

Non-current portion                                                   245                266
                                                           ===============    ===============


13.  ACCRUED LIABILITIES
------------------------

Accrued liabilities comprised:

                                                          1 9 9 6             1 9 9 7
                                                      ---------------     ---------------
                                                          $'000               $'000

Accruals for operating expenses
    -   Salaries, wages and bonus                                360                 575
    -   Subcontracting charges                                   230                 463
    -   Rentals                                                   39                  41
    -   Others                                                   214                 120
Accruals for purchases of loose tools and consumables
                                                                  64                 269
Others                                                            72                 111
                                                      ---------------     ---------------

                                                                 979               1,579
                                                      ===============     ===============


14. INCOME TAXES
----------------

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5%.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and it is subject to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not exist, the Group's income tax expenses would have been increased by approximately nil, nil and $8,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


14.        INCOME TAXES  (Cont'd)
-----------------------

Provision for income taxes for the years ended December 31, 1995, 1996 and 1997 represented provision for current Hong Kong profits tax. The reconciliation of the United States federal income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations is as follows:

                                                                  1 9 9 5                1 9 9 6                 1 9 9 7
                                                            --------------------    -------------------    --------------------

United States federal income tax rate                                  35.0%                 35.0%                 35.0%

Non-taxable income arising from activities which
    qualified as offshore
                                                                       21.9%                 (6.5%)                (6.0%)

Non-taxable/non-deductible activities
                                                                       (7.2%)                (4.8%)                (5.8%)

Tax losses not recognised                                             (93.3%)                15.8%                  7.7%

Effect of different tax rates in foreign jurisdictions
                                                                       33.3%                (23.6%)               (20.1%)
                                                            --------------------    -------------------    --------------------

Effective income tax rate                                             (10.3%)                15.9%                 10.8%
                                                            ====================    ===================    ====================

Components of deferred tax assets (liabilities) as of December 31, 1996 and 1997 are as follows:

                                                                 1 9 9 6             1 9 9 7
                                                             ---------------     ---------------
                                                                 $'000               $'000

Cumulative tax losses                                                    77                  42

Accumulated differences between taxation allowance
    and depreciation expenses of machinery and equipment
                                                                        (76)                (99)
                                                             ---------------     ---------------

Deferred taxation                                                         1                 (57)
                                                             ===============     ===============

15. SHARE CAPITAL
-----------------

During the period from January 1, 1995 (the earliest date covered by this report) to May 28, 1996, the Company had authorized share capital of 250,000,000 shares of common stock, par value $0.0001 each, and outstanding share capital of 193,745,200 shares of common stock, par value $0.0001 each. On May 29, 1996, the Company effected a one-for-one hundred reverse stock split and a redenomination of par value, resulting in 1,937,452 shares of common stock, par value $0.0001 each, outstanding. Also, on May 29, 1996, the authorized share capital of the Company was decreased from 250,000,000 shares of common stock, par value $0.0001 each, to 50,000,000 shares of common stock, par value $0.0001 each. On December 30, 1997, the Company issued 48,060,000 shares of common stock (after the one-for-one hundred reverse stock split as described above but before the one-for ten reverse stock split as described below), par value $0.0001 each, to the shareholders of CML in connection with its acquisition of CML as described in Note 1 to the accompanying financial statements. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split and a redenomination of par value, resulting in 60,000,000 shares of common stock, par value $0.0001 each, authorized, and 4,999,746 shares of common stock, par value $0.0001 each, outstanding.

The effects of the one-for-one hundred reverse stock split, the one-for-ten reverse stock split, and the redenominations of par value have been reflected retroactively in the financial statements and all earnings per share computations.


16.  OPERATING LEASE COMMITMENTS
--------------------------------

The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the years ended December 31, 1995, 1996 and 1997 were approximately $447,000, $509,000 and $602,000, respectively. Future minimum rental payments as of December 31, 1997, under agreements classified as operating leases with non-cancellable terms, are as follows:

                                                              1 9 9 7
                                                          ---------------
                                                              $'000

Payable during the following period
    -   Within one year                                              563
    -   Over one year but not exceeding two years                    487
    -   Over two years but not exceeding three years                 427
    -   Over three years but not exceeding four years                448
    -   Over four years but not exceeding five years                 390
    -   Thereafter                                                   977
                                                          ---------------

                                                                   3,292
                                                          ===============

17.  RETIREMENT PLAN
--------------------

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the year ended December 31, 1997 was approximately $50,000.

The Group has no other post-retirement or post-employment benefit plans.


18.  BANKING FACILITIES
-----------------------

As of December 31, 1997, the Group had banking facilities of approximately $1,421,000 for overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $99,000. These facilities were secured by the Group's bank deposits of approximately $72,000 as of December 31, 1997, and personal guarantees provided by Mr. Sheck-pui Kwok and Mr. Carl Ka-wing Tong.


19.  RELATED PARTY TRANSACTIONS
-------------------------------

a. The Group entered into the following transactions with related companies:

                                                                  1 9 9 5                1 9 9 6                 1 9 9 7
                                                            --------------------    -------------------    --------------------
                                                                   $'000                  $'000                   $'000

            Consultancy/management fees paid to Carl
                Tong & Associate Management
                Consultancy Limited*
                                                                             12                      -                       -

            Management fee paid to Acma Strategic
                Holdings Limited                                              -                     88                     115

            Rental expenses paid to Wellholding
                Limited**                                                     -                     59                       -
                                                            ====================    ===================    ====================

           * Carl Tong & Associate Management Consultancy Limited is beneficially owned by Mr.Carl Ka-wing Tong.

           **        Wellholding Limited is beneficially owned by Mr. Sheck-pui
                     Kwok.

b. Details of amounts due to directors of the Company as of December 31, 1996 and 1997 are as follows:

                                             1 9 9 6             1 9 9 7
                                         ---------------     ---------------
                                             $'000               $'000

           Mr. Sheck-pui Kwok                       614                 612
           Mr. Carl Ka-wing Tong                    265                 249
                                         ---------------     ---------------

                                                    879                 861
                                         ===============     ===============

           The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

c. Details of amount due from a related company as of December 31, 1996 and 1997 are as follows:
                                             1 9 9 6             1 9 9 7
                                         ---------------     ---------------
                                             $'000               $'000

           Queenex Enterprises Limited               41                   -
                                         ===============     ===============

           Queenex Enterprises Limited is a company in which Mr. Sheck-pui Kwok and Mr. Carl Ka-wing Tong are directors. During the year ended December 31, 1997, the Company acquired 100% equity interest in Queenex Enterprises Limited for approximately $1,000. The amount due from the related company was unsecured, non-interest bearing and without pre-determined repayment terms.

-----------------------------

d. Details of amount due to parent company as of December 31, 1996 and 1997 are as follows:

                                               1 9 9 6             1 9 9 7
                                           ---------------     ---------------
                                               $'000               $'000

           Acma Strategic Holdings Limited              -                   9
                                           ===============     ===============

           The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

e. As of December 31, 1997, the Group's banking facilities were secured by personal guarantees provided by Mr. Sheck-pui Kwok and Mr. Carl Ka-wing Tong.


20.  SEGMENTAL ANALYSIS
-----------------------

a.         Net sales
           ---------

           Net sales comprised:
                                          1 9 9 5           1 9 9 6           1 9 9 7
                                       --------------    --------------   ---------------
                                          $'000             $'000             $'000

            Sales of merchandise               9,648            12,358            13,438
            Sales of moulds                      333             1,667             2,678
            Others                                 1                29                95
                                       --------------    --------------   ---------------

                                               9,982            14,054            16,211
                                       ==============    ==============   ===============

           A substantial portion of Group's sales are made to the United States of America.

b.         Assets
           ------
           Substantially all of the Group's assets are located in Hong Kong and the PRC.

-----------------------

c.         Major customers
           ---------------

           Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                  1 9 9 5                1 9 9 6                 1 9 9 7
                                                            --------------------    -------------------    --------------------
                                                                   $'000                   $'000                   $'000

            MBI Inc.                                                    80.8%                  81.3%                  63.2%
            Mattel Vendor Operations Asia Ltd.
                                                                         -                      -                     14.6%
            Tyco Hong Kong Limited                                       -                      -                      5.6%
            Brookfield Collectors Guild                                  -                      7.4%                   4.7%
                                                            ====================    ===================    ====================

d.         Major suppliers
           ---------------

           Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                                  1 9 9 5                1 9 9 6                 1 9 9 7
                                                            --------------------    -------------------    --------------------
                                                                   $'000                   $'000                   $'000

            Manfield Coatings Co., Ltd.                                 12.6%                    8.1%                  9.0%
            Genesis Off-set Printing Co., Ltd.
                                                                         -                       5.4%                  8.5%
            Zinamet Co. Ltd.                                             8.7%                    2.7%                  6.9%
            Lee Kee Metal Co. Ltd.                                       -                       0.7%                  6.1%
            Camelpaint Marketing Co., Ltd.
                                                                        11.8%                   10.0%                  3.8%
            Yee Fung Polyfoam Ltd.                                       5.7%                    6.4%                  2.7%

            Hung Kee Rubberware Fty                                      5.3%                    -                     2.6%
            Shing Tung Transportation Company
                                                                         -                       5.6%                  -
            Foundation Plastic Electroplating Co., Ltd.
                                                                         9.4%                    -                     -
            Paper-Maker Limited                                          6.2%                    -                     -
                                                            ====================    ===================    ====================


21.  OPERATING RISKS
--------------------

a.         Country risk
           ------------

           The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

           On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (the "Hong Kong SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Group's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

           The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

b.         Dependence on strategic relationship
           ------------------------------------

           The Group conducts its manufacturing operations through its contractual joint venture established between the Company and a PRC party, and several subcontracting agreements entered into with certain PRC parties. The deterioration of any or all of these strategic relationships may have an adverse effect on the operations of the Group.

c.         Concentration of credit risk
           ----------------------------

           Concentration of accounts receivable as of December 31, 1996 and 1997 is as follows:

                                                 1 9 9 6             1 9 9 7
                                             ---------------     ---------------

           Five largest accounts receivable        94.2%                92.1%
                                             ===============     ===============

           The Group performs ongoing credit review of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

22.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------

a. In October 1997, CML acquired a 100% interest in Queenex Enterprises Limited for a cash consideration of $1,000. Details of assets acquired and liabilities assumed were as follows:

                                                                        $'000
                                                                     -----------

           Deposits and prepayments                                         110
           Inventories                                                      223
           Machinery, equipment and capital leases                          361
           Bank overdrafts                                                   (3)
           Short-term bank loans                                           (184)
           Accounts payable                                                (162)
           Accrued liabilities                                             (161)
           Due to a related company                                        (363)
           Capital lease obligations                                       (297)
                                                                     -----------

           Net liabilities assumed as of the date of acquisition           (476)
           Goodwill                                                         477
                                                                     -----------

           Consideration satisfied in cash                                    1
                                                                     ===========

           Net cash outflow:
               Cash paid                                                      1
                                                                     ===========

b.         Cash paid for interest and income taxes comprised:

                                 1 9 9 5           1 9 9 6           1 9 9 7
                             --------------    --------------    --------------
                                 $'000             $'000             $'000

            Interest                    88               140               216
                             ==============    ==============    ==============

            Income taxes               217                94                75
                             ==============    ==============    ==============

c.         Supplemental disclosure of investing activities:

           During the years ended December 31, 1995, 1996 and 1997, the Group entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $318,000, $394,000 and $835,000, respectively.


23.  OTHER SUPPLEMENTAL INFORMATION
-----------------------------------

The following items were included in the consolidated statements of operations:

                                                            1 9 9 5          1 9 9 6           1 9 9 7
                                                         --------------   --------------   --------------
                                                            $'000            $'000              $'000

Depreciation of machinery and equipment
    -   owned assets                                               242              275              122
    -   assets held under capital leases                            78              173              347

Allowance for doubtful accounts                                      -               98               15

Provision for slow-moving and obsolete inventories
                                                                     -               11               84

Write down of long-term investment                                 235              449                -

Interest expenses for
    -   bank overdrafts and loans                                   56               85              107
    -   capital lease obligations                                   32               55              109

Operating lease rentals for rented premises
                                                                   447              509              602

Repairs and maintenance expenses                                   157              251              266

Net foreign exchange loss                                           20              104               47
                                                         ==============   ==============   ==============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective April 30, 1998, Greenberg & Company, LLC. ("Greenberg") resigned as the principal independent accountants of the Company. The Company's Board of Directors approved the appointment of Arthur Andersen & Co.
as its new independent accountants on April 30, 1998.

    Greenberg's report on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer, or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Greenberg on any matter of accounting principles, or financial statements or auditing scope or procedure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company are set forth in the table below.

       NAME           AGE   POSITIONS WITH THE COMPANY

Carl Ka Wing Tong     48    President, Chief Executive Officer, Secretary and
                            Director

Leo Sheck Pui
 Kwok                 42    Chief Operating Officer and Director

Shing Kam Ming        37    Senior Vice-President and Chief Financial Officer

Chou Kong Sang        43    Director

Paul Mo               46    Senior Vice-President - Marketing Services

K.T. Yiu              43    Vice-President - Mould Engineering and Production

Denny Cheng           37    Vice-President - Customer Service and Engineering

Albert Chui           48    Assistant Vice President - Quality Assurance

John Wong             46    Assistant Vice President - Planning

Eva Au                35    Senior Manager - Procurement and Shipping

N.H. Cheung           56    Senior Manager - Human Resources and Training, China
                            Operations


        The following is a brief summary of the background of each director, executive officer and key employees of the Company:

CARL KA WING TONG - President, Chief Executive Officer, Secretary and Director. Mr. Tong has been the President, Secretary and a Director of the Company since December, 1997 and its Chief Executive Officer since January 15, 1998. Mr. Tong co-founded Creative Master Limited, a Hong Kong corporation, in 1986 and has managed its collectibles business since 1986. Mr. Tong is responsible for the day-to-day operations of, and the long-term planning for the Company in the area of strategic planning, marketing, financing and general operations. Mr. Tong was Vice President of Citibank N.A.'s Institutional Bank with responsibilities for their Specialized Finance Group from 1985 to 1987. Prior to joining Citibank, Mr. Tong worked in the audit division of Arthur Andersen & Co. in London and Hong Kong from 1976 to 1985, and qualified as a U.K. Chartered Accountant in 1981. Mr. Tong studied Accounting in the Polytechnic of Wales From 1975 to 1976. In 1971, Mr. Tong qualified as an automobile engineer after servicing four years apprenticeship with British Leyland Motors, Birmingham, UK. Mr. Tong received a Diploma of Automobile Engineering from Bromsgrove College, U.K. in 1972. Since 1995, Mr. Tong has been the Managing Director of Acma Strategic Holdings Limited (a Hong Kong investment company).

LEO SHECK PUI KWOK, Chief Operating Officer and Director. Mr. Kwok has been the Chief Operating Officer and a Director of the Company since December, 1997. Mr. Kwok co-founded Creative Master Limited in 1986 and is responsible for overseeing the engineering, product development and quality controls areas of the Company. Prior to co-founding Creative Master Limited, Mr. Kwok worked for the Hallmark Group in Asia from 1980 to 1987, where he was the Chief Merchandise Manager from 1986 to 1987. During Mr. Kwok's tenure at Hallmark, he was responsible for the set-up and management of its only Asia-based mold shop. Mr. Kwok was the Quality Control and Quality Assurance Manager of Louis Marx Toys in Hong Kong from 1976 to 1980. Mr. Kwok qualified as an Engineer with the Hong Kong Polytechnic University in 1976 and received a High Certificate in Management in 1980.

KAM MING SHING, Senior Vice-President, Chief Financial Officer. Mr. Shing has been the Chief Financial Officer and of the Company since January 15, 1998. Mr. Shing joined Creative Master Limited in June, 1993 as Manager - Finance and Administration. Mr. Shing is also head of the Company's Electronic Data Processing Steering Committee. Prior to joining the Company, Mr. Shing gained extensive experience in management and cost accounting in the light manufacturing industry.

CHOU KONG SANG, Director. Mr. Chou has been a director of the Company since December 31,1997. Mr. Chou is an associate member of the Institute of Chartered Accountants in England and Wales and a Certified Public Accountant of Singapore since 1981. He has been with the Acma Limited, a company listed on the main board of the Stock Exchange of Singapore since 1994. Acma Limited is the holding company of Acma Strategic Holdings Limited, the majority shareholder of the Company. He is the Finance Director of Acma Limited, and also on the board of directors of Acma Strategic Holdings Limited. Prior to joining Acma Limited, he was a senior manager with an international public accounting firm in Singapore.

PAUL MO, Senior Vice President - Marketing Services. Mr. Mo has served as the Company's Senior Vice President - Marketing Services since August 1996. Mr. Mo joined the Company as Director of Engineering in November, 1994 and helped to set-up the Company's first Dongguan factory. Prior to joining the Company, Mr. Mo had been in general management positions with various large Hong Kong toy manufacturers. In particular, Mr. Mo has extensive experience in the planning, start-up and management of production operations in foreign countries including China, Thailand and Mexico. Mr. Mo qualified as an Engineer with the Hong Kong Polytechnic University in 1976 and received a High Certificate in Plastics in 1980.

DENNY CHENG, Vice President - Customer Service and Engineering. Mr. Cheng served as Vice President - Customer Service and Engineering since November 1996. Prior to joining the Company, he held engineering and project management positions with several large toy manufacturers in Hong Kong. Mr. Cheng obtained his Higher Diploma in Production & Industrial Engineering in 1983 from the Hong Kong Polytechnic and received B.A Honors Degree in Qualitative Analysis for Business in 1993 from the City University of Hong Kong.

K.T. YIU, Vice President - Mold Engineering & Production. Mr. Yiu has served as Vice President of Mold Engineering at Creative Master Limited since 1994 and is responsible for the Company's mold operations at its Carison Limited subsidiary. Prior to joining the Company, Mr. Yiu has acquired over 28 years of mold-making experience, out of which 12 years was as an owner-operator of his own mold-making business. Mr. Yiu has a 30% minority interest in Carison Limited.

ALBERT CHUI, Assistant Vice President - Quality Assurance. Mr. Chui has served as Assistant Vice President - Quality Assurance & Training since December, 1994. He is also the Chairman of the ISO9000 Steering Committee. Mr. Chui has over 20 years of experience in quality assurance and control with various international toy companies including Matchbox and Kenner of USA and Aero Technology of Canada. Mr. Chui received a degree in Mechanical Engineering from The Hong Kong Polytechnic University in 1971.

JOHN WONG, Assistant Vice President - Planning. Mr. Wong has served as
Assistant Vice President - Planning since March, 1998. Prior to joining the Company, he held production planning and project management positions with several large toy manufacturers in Hong Kong including Marchon Toys and Thinkway Toy of Canada. Mr. Wong graduated Textile Technology from The Hong Kong Polytechnic University in 1978.

EVA AU, Senior Manager - Procurement & Shipping. Ms. Au served as Senior
Manager - Procurement and Shipping since January 1991. Ms. Au joined the Company as Executive Assistant to Mr. Leo Kwok in 1986. Prior to joining the Company, Ms. Au was employed by Hallmark Cards in Hong Kong.

N.H. CHEUNG, Senior Manager - Human Resources and Training, China Operations. Ms. Cheung, has served as Senior Manager - Personnel & Administration, China Operations since 1997. Ms. Cheung joined the Company in October, 1996 as Manager, Material Planning & Control and was promoted to her current position in 1997. Prior to joining the Company, Ms Cheung has over 18 years of experience in customer service, engineering and production management in Chinese toy factories. Ms Cheung graduated form the Changsha Railway College, Hunan, China in 1964 and has worked with the China Railway Designing Institute from 1964 to 1980.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended December 31, 1997 ("Fiscal 1997"), the fiscal year ended, 1996 ("Fiscal 1996") and the fiscal year ended December 31, 1995 ("Fiscal 1995") by those persons who served as Chief Executive Officer and any Named Executive Officer who received compensation in excess of $100,000 during such years.



                        SUMMARY COMPENSATION TABLE (US$)

--------------------------------------------------------------------------------

   Name and Principal       Year    Annual Salary            Awards(2)
        Position                        (1)
                                                     ---------------------------

                                                                     Other
                                                     Bonus(3)    Compensation(4)
--------------------------------------------------------------------------------
Carl Ka Wing Tong, CEO,     1995        $0                       (4)
President
-------------------------------------------------------------------------------
                            1996        $0                       (4)
-------------------------------------------------------------------------------
                            1997        $0                       (4)
-------------------------------------------------------------------------------
Leo Sheck Pui Kwok, COO     1995        $0                       (4)
-------------------------------------------------------------------------------
                            1996    $34,000                      (4)
-------------------------------------------------------------------------------
                            1997    $11,000                      (4)
-------------------------------------------------------------------------------

------------------------------------

(1) No officers received or will receive any bonus or other annual compensation other than salaries during fiscal 1997, other than stated above. The table does not include any amounts for personal benefits extended to officers of the Company, such as the cost of automobiles, life insurance and supplemental medical insurance, because the specific dollar amounts of such personal benefits cannot be ascertained. Management believes that the value of non-cash benefits and compensation distributed to executive officers of the Company individually or as a group during fiscal year 1995 did not exceed the lesser of US$50,000 or ten percent of such officers' individual cash compensation or, with respect to the group, US$50,000 times the number of persons in the group or ten percent of the group's aggregate cash compensation.

(2) No officers received or will receive any long term incentive plan (LTIP) payouts or other payouts during fiscal year 1997.

(3)     Bonus awarded based on performance.

(4) Messrs. Tong and Kwok received other compensation as beneficial owners of their respective consulting companies. See "Certain Relationships and Related Transactions".

 Compensation of Directors
 -------------------------

        The Company reimburses each Director for reasonable expenses (such as travel and out-of -pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

Employment and Related Agreements
---------------------------------

        Messrs. Tong and Kwok do not currently have employment agreements with the Company.

Limitation of Liability of Directors
------------------------------------

        The laws of the State of Delaware and the Company's By-laws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

        The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1998, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                                 AMOUNT OF
        NAME AND                                 BENEFICIAL           PERCENT OF
         ADDRESS                                OWNERSHIP(1)             CLASS
        --------                                ------------          ----------
Carl Ka Wing Tong(2)(4)                             344,195               6.88%
President, CEO, Secretary and Director

Chou Kong Seng(3)                                         0               0.0%
Director

Acma Strategic Holdings Limited (3)               2,450,876              49.02%

Acma Investments Pte., Ltd. (3)                     951,697              19.03%
Leo Sheck Pui Kwok (2)                              753,250              15.06%
COO and Director

Shing Kam Ming (2)                                        0               0.0%
Chief Financial Officer
--------------------------------------------------------------------------------
All Directors and Officers
as a Group (4 persons)                            1,097,445              21.94%


(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) The address of this person is 8/F Casey Ind. Bldg., 18 Bedford Rd., Taikoktsui, Kowloon, Hong Kong.

(3)     The address of this  person is 17 Jurong Port  Road , Singapore 619092

(4) Carl Ka Wing Tong is a 10% shareholder of Acma Strategic Holdings Limited and as such has beneficial ownership of 10% of the Company's shares owned by Acma Strategic Holdings Limited.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Board of Directors of the Company is of the opinion that, even though the transactions described below were not the result of arms'-length negotiations, the terms of each of these transactions were at least as favorable to the Company as could have been obtained from unaffiliated parties. All ongoing and future transactions with affiliates will be on terms no less favorable than those which could be obtained from unaffiliated parties.

The Company entered into the following transactions with related companies:

                                         1995          1996          1997
                                        ------        ------        ------
                                        $'000         $'000         $'000

            Consultancy/management
            fees paid to Carl Tong
            & Associate Management
            Consultancy Limited*           12             -             -

            Management fee paid to
            Acma Strategic
            Holdings Limited                -            88           115

            Rental expenses paid
            to Wellholding
            Limited**                       -            59             -
                                        ======        ======        ======


               * Carl Tong & Associate Management Consultancy Limited is beneficially owned by Mr. Carl Ka Wing Tong.

               **     Wellholding Limited is beneficially owned by Mr. Leo Sheck
               Pui Kwok.

Details of amounts due to Messrs. Tong and Kwok, respectively, as of December 31, 1996 and 1997 are as follows:



                                                1996           1997
                                               ------         ------
                                               $'000          $'000

            Leo Sheck Pui Kwok                   614            612
            Carl Ka Wing Tong                    265            249
                                               ------         ------
                                                 879            861
                                               ======         ======



        The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

Set forth below are amount due from a related company as of December 31, 1996 and 1997:


                                                1996           1997
                                               ------         ------
                                               $'000          $'000

         Queenex Enterprises Limited              41              -
                                               ======         ======


        Queenex Enterprises Limited is a company in which Mr. Kwok and Mr. Tong are directors. During the year ended December 31, 1997, the Company acquired 100% equity interest in Queenex Enterprises Limited for approximately $1,000. The amount due from the related company was unsecured, non-interest bearing and without pre-determined repayment terms.

        Set forth is the amount due to the parent company as of December 31, 1996 and 1997:


                                                1996           1997
                                               ------         ------
                                               $'000          $'000

            Acma Strategic Holdings Limited        -              9
                                               ======         ======



        The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

        As of December 31, 1997, the Company's banking facilities were secured by personal guarantees provided by Mr. Kwok and Mr. Tong.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following exhibits of the Company are included herein.

          2. Plan of acquisition, reorganization, arrangement, liquidation or succession

              2.1 Share Exchange Agreement, dated December 15, 1997, between the Company and Creative Master Limited.(1)

          3. Articles of Incorporation and Bylaws

              3.1 Amendment to the Articles of Incorporation.(3) 3.2 Bylaws(2).

          10. Material Contracts

              10.1 Consultancy Agreement by and between Acma Strategic Holdings Limited and Carl Tong & Associates Management Consultancy Limited
              10.2 Consultancy Agreement by and between Acma Strategic Holdings Limited and Creative Master Limited.

          22. Subsidiaries of the Registrant(8)




       (1) Filed with Current Report on Form 8-K, dated December 30, 1997, File No. 033-14521-NY.

       (2) Filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

       (3) Filed herewith.

(b)    Reports on Form 8-K
       -------------------

       During the quarter ended March 31, 1998, the Company filed two reports on Form 8-K, as follows: Form 8-K for the event dated December 30, 1997 with respect to Items 1 and 2, and Form 8-K for the event dated December 31, 1997 with respect to Item 6.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 31, 1998.


                                 CREATIVE MASTER INTERNATIONAL, INC.


                                 By: /s/ Carl Ka Wing Tong
                                    ------------------------------------------
                                    Carl Ka Wing Tong,
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Carl Ka Wing Tong
------------------------     Chief Executive Officer, President    Date: 8/31/98
   Carl Ka Wing Tong         (principal executive officer)
                             and Director

/s/ Shing Kam Ming
------------------------     Chief Financial Officer               Date: 8/31/98
   Shing Kam Ming            (principal accounting and
                             financial officer )

/s/ Leo Sheck Pui Kwok
------------------------     Chief Operating Officer and Director  Date: 8/31/98
   Leo Sheck Pui Kwok

/s/ Chou Kong Seng
------------------------     Director                              Date: 8/31/98
   Chou Kong Seng