Form 10QSB
period 1998-06-30
CREATIVE MASTER INTERNATIONAL INC
filed 1998-10-05
CIK 815017

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

        Commission file number 33-18521-NY


                       CREATIVE MASTER INTERNATIONAL, INC.
          ------------------------------------------------------------
           (Exact name of small business as specified in its charter)


          Delaware                                        11-2854355
---------------------------------                     ------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)


                           Casey Ind. Bldg., 8th Floor
                           18 Bedford Rd., Taikoktsui
                               Kowloon, Hong Kong
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2396-0147
                    -----------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----       ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : September 15, 1998, 4,999,746 shares.

Transitional Small Business Disclosure Format (check one) :
 Yes        No  X
    ----      ----

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Statements of Income (unaudited) for
the three and six months ended June 30, 1997 and 1998                          3

Consolidated Condensed Balance Sheets (unaudited) at
December 31, 1997  and June 30, 1998                                           4

Consolidated Condensed Statements of Cash Flows (unaudited)
for the six months ended June 30, 1997 and 1998                                5

Notes to Consolidated Condensed Financial Statements
(unaudited) for the six months ended June 30, 1997 and
1998                                                                        6-22


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                 23-29


PART II - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS                                                  30

ITEM 2   - CHANGES IN SECURITIES                                              30

ITEM 3   - DEFAULTS UPON SENIOR SECURITIES                                    30

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                   30

ITEM 5   - OTHER INFORMATION                                                  30

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K                                   30


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
       (Amounts in thousands, except number of shares and per share data )



                                                Three months ended June 30           Six months ended June 30
                                               1997        1998        1998         1997        1998        1998
                                            ----------  ----------  ----------   ----------  ----------  ----------
                                                HK$        HK$          US$          HK$         HK$         US$

Net Sales                                      28,433      68,479       8,836       59,853     111,019      14,325
Cost of goods sold                            (22,809)    (50,708)     (6,543)     (47,422)    (79,500)    (10,258)
                                            ----------  ----------  ----------   ----------  ----------  ----------
     Gross Profit                               5,634      17,771       2,293       12,431      31,519       4,067
Selling, general and
     Administrative expenses                   (5,386)     (8,843)     (1,141)      (9,277)    (15,446)     (1,993)
                                            ----------  ----------  ----------   ----------  ----------  ----------
Operating income                                 (248)      8,928       1,152        3,154      16,073       2,074

Interest Income (expenses), net                  (186)       (388)        (50)        (388)       (822)       (106)
Other Income(expenses),net                         78         271          35         (186)       (372)        (48)
Gain on dilution of equity
     interest in subsidiary                         -           -           -            -         597          77
Amortization of goodwill                          (78)       (178)        (23)        (202)       (356)        (46)
                                            ----------  ----------  ----------   ----------  ----------  ----------
Income(loss)before incomes tax                     62       8,633       1,114        2,378      15,120       1,951

Provision for income taxes                       (178)     (1,000)       (129)        (434)     (1,767)       (228)
                                            ----------  ----------  ----------   ----------  ----------  ----------
Income(loss)before minority interest             (116)      7,633         985        1,944      13,353       1,723

Minority interests                                163      (1,418)       (183)           -      (2,434)       (314)
                                            ----------  ----------  ----------   ----------  ----------  ----------
Net income(loss)                                   47       6,215         802        1,944      10,919       1,409
                                            ==========  ==========  ==========   ==========  ==========  ==========


Earnings per common share                   $   0.001   $    1.24   $    0.16    $     .39   $    2.18   $    0.28
                                            ==========  ==========  ==========   ==========  ==========  ==========

Weight average common
     Shares outstanding                     4,999,746   4,999,746   4,999,746    4,999,746   4,999,746   4,999,746
                                            ==========  ==========  ==========   ==========  ==========  ==========



Translations of amounts from Hong Kong Dollars (HK$)into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on June 30, 1998 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                       DECEMBER 31, 1997 and June 30, 1998
       (Amounts in thousands, except number of shares and per share data)


                                                           December 31, 1997        June 30, 1998
                                                            HK$         US$         HK$         US$
                                                        ----------  ----------  ----------  ----------
ASSETS
------

Current assets
   Cash and bank deposits                                   3,650         471       6,797         877
   Accounts receivable, net                                21,909       2,827      28,660       3,698
   Deposits and prepayment                                  2,379         307       3,588         463
   Inventories, net                                        22,692       2,928      26,404       3,407
                                                        ----------  ----------  ----------  ----------
Total current assets                                       50,630       6,533      65,449       8,445

Machinery, equipment and capital leases                    24,451       3,155      31,953       4,123
Goodwill                                                    6,278         810       5,921         764
Long-term investment                                            8           1           8           1
Deferred taxation                                               -           -           -           -
                                                        ----------  ----------  ----------  ----------
Total assets                                               81,367      10,499     103,331      13,333
                                                        ==========  ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
  Short-term bank loans                                     9,998       1,290      10,664       1,376
  Capital lease obligations, current portion                5,921         764       4,131         533
  Accounts payable                                         14,787       1,908      20,840       2,689
  Accrued expenses and other payables                      12,237       1,579      17,949       2,316
  Deposits from customers                                   4,340         560           -           -
  Due to directors                                          6,673         861       6,448         832
  Due to parent company                                        70           9          62           8
  Taxation payable                                            527          68       1,170         151
  Dividend payable                                          2,503         323       2,503         323
                                                        ----------  ----------  ----------  ----------
Total current liabilities                                  57,056       7,362      63,767       8,228


Capital lease obligations, non-current portion              2,062         266       3,705         478
Deferred Taxation                                             442          57       1,132         146
                                                        ----------  ----------  ----------  ----------
Total liabilities                                          59,560       7,685      68,604       8,852
                                                        ----------  ----------  ----------  ----------

Minority interests                                            581          75       2,565         331
                                                        ----------  ----------  ----------  ----------

Shareholders'
equity:
Common stock, par value $0.0001;authorized -
   60,000,000 shares; outstanding and fully
   paid 4,999,746 shares                                        8           1           8           1
Additional paid-in capital                                  9,316       1,202       9,316       1,202
Retained earning                                           11,904       1,536      22,824       2,945
Cumulative translation adjustment                               2          -           14           2
                                                        ----------  ----------  ----------  ----------
Total shareholders' equity                                 21,226       2,739      32,162       4,150
                                                        ----------  ----------  ----------  ----------
Total liabilities and shareholders' equity                 81,367      10,499     103,331      13,333
                                                        ==========  ==========  ==========  ==========

Translations of amounts from Hong Kong Dollars (HK$)into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on June 30, 1998 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                             (Amounts in thousands)



                                                         1997         1998         1998
                                                      ----------   ----------   ----------
                                                          HK$          HK$          US$


Cash flows from operating activities:
  Net Income
     Income from continuing operations                    1,944       10,919        1,409
     Net loss (gain) on disposal of
       Machinery and equipment                                0            0           --
Minority interests                                            0        2,434          314
     Depreciation and amortization                        1,976        2,193          283
     Amortization of goodwill                               202          357           46
     Deferred income taxes                                 (295)         690           89
(Increase) decrease in assets :
     Accounts receivable, net                               527       (6,750)        (871)
     Deposits and prepayments                            (3,666)      (1,209)        (156)
     Inventories, net                                    (4,557)      (3,712)        (479)
Increase (decrease) in liabilities :
     Accounts payable                                    (1,341)       6,053          781
     Deposits from customers                                 16       (4,340)        (560)
     Accrued expenses and other payables                  1,356        5,712          737
     Due to related company                                   0           (8)          (1)
     Taxation payable                                       496          643           83
                                                      ----------   ----------   ----------
Net cash used in operating activities                    (3,342)      12,982        1,675

                                                      ----------   ----------   ----------

Cash flows from investing activities:
     Acquisition of property, plant and equipment          (116)      (6,177)        (797)
     Net cash outflow from acquisition of a
       Subsidiary                                            --           --           --
     Decrease (increase) in due from a related
       Company                                              318           --           --
     Decrease (increase) in due from directors             (310)          --           --
                                                      ----------   ----------   ----------

Net cash (used in) provided by investing activities        (108)      (6,177)        (797)
                                                      ----------   ----------   ----------

Cash flows  from financing activities:
     Increase (decrease) in bank overdrafts                (186)           8            1
     New short-term bank loans                            5,603       14,996        1,935
     Repayment of short-term bank loans                  (1,457)     (15,097)      (1,948)
     Increase (Decrease) in import trust receipts
       Bank loans                                           791          760           98
     Repayment of capital element of capital
       Lease obligations                                 (1,759)      (3,666)        (473)
     (Decrease) increase in due to directors               (333)        (225)         (29)
   Finance from minority interest of a subsidiary            --            8            1
     Decrease in due to a related Company                  (651)           0            0
     Dividends paid to minority interests of
      Subsidiaries                                            0         (450)         (58)
                                                      ----------   ----------   ----------

Net cash provided by (used in) financing activities       2,008       (3,666)        (473)
                                                      ----------   ----------   ----------

Effect of cumulative translation adjustments                  0            8            1
                                                      ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents     (1,442)       3,147          406
Cash and cash equivalents, at beginning of period         3,371        3,650          471
                                                      ----------   ----------   ----------
Cash and cash equivalents, at end of period               1,929        6,797          877
                                                      ==========   ==========   ==========

Translations of amounts from Hong Kong Dollars (HK$)into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the South China Morning Post on June 30, 1998 of US$1.00=HK$7.75. No representation is made that the Hong Kong Dollar amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.
                                       5

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

Creative Master International, Inc. (the "Company") is incorporated in the State of Delaware, United States of America. On March 2, 1998, the Company changed its name from Davin Enterprises, Inc. to Creative Master International, Inc., its current name.

Unless the context otherwise stated, as used herein, any reference to the Company includes the Company's subsidiaries.

During the period from January 1, 1995 to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which is principally engaged in the development and sales of communication systems.

Acquisition of CML
------------------

On December 30, 1997, the Company acquired 100% interest in Creative Master Limited ("CML"; a company incorporated in Hong Kong) by issuing 4,806,000 shares of common stock of par value $0.0001 each (after the reverse stock splits as described in Note 15) to Acma Strategic Holdings Limited ("ASHL"; a company incorporated in Hong Kong), Mr. Sheck Pui Kwok and Mr. Carl Ka Wing Tong. ASHL is 90% owned by Acma Ltd., a company incorporated in Singapore and listed on the Singapore Stock Exchange Limited, and 10% owned by Mr. Carl Ka Wing Tong. The Company, through its subsidiaries is principally engaged in the manufacturing of premium collectible replica racing and classic cars for sale to customers in the United States of America and Europe. The Company maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China (the "PRC").


2.       BASIS OF PRESENTATION

The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the recapitalization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML.

The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the six months ended June 30, 1997 and 1998, and the changes in cash flows for the six months ended June 30, 1997 and 1998. These adjustments are of normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the SEC.

The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

3.       SUBSIDIARIES

The Company's subsidiaries as of June 30, 1998 were as follows:

                                                                Percentage of
                                            Place of           equity interest
                Name                      incorporation             held             Principal activities
-------------------------------------  --------------------  --------------------  --------------------------
Creative Master Limited                     Hong Kong               100%           Manufacturing and
                                                                                     trading of collectible
                                                                                     replica products

Excel Master Limited                        Hong Kong               100%           Trading of collectible
                                                                                     replica products

Mastercraft Engineering Limited             Hong Kong                70%           Manufacturing of moulds
    (formerly Queenex Enterprises                                  Note b
    Limited)

Carison Engineering Limited                 Hong Kong                70%           Manufacturing of moulds
    (formerly Carison Limited)                                     Note c

Techtime Industries Limited                 Hong Kong                55%           Manufacturing of
                                                                                     collectible replica
                                                                                     products

 Dongguan Chuangying Toys Factory            The PRC               Note a          Manufacturing of
    Co., Ltd.                                                                        collectible replica
                                                                                     products

Notes -

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

b. Effective from April 15, 1998, Queenex Enterprises Limited changed its name to Mastercraft Engineering Limited ("MEL"), the present one. Prior to April 14, 1998, MEL was 100% owned by the Company. On April 14, 1998, MEL issued 9,000 shares of common stock of par value $0.129 each (equivalent of HK$1 each) to three parties not involved in management of the Company at par and 11,000 shares of common stock to the Group at par. As a result, the Company's equity interest in MEL was diluted from 100% to 70%, and recognized a gain on dilution of approximately $77,000.

c. Effective from May 20, 1998, Carison Limited changed its name to Carison Engineering Limited, the present one.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Basis of consolidation

         The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

         b.       Goodwill

         Goodwill, being the excess of cost over the fair value of the Company's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the year ended December 31, 1997 was approximately $62,000,and during the six months ended June 30, 1997 and 1998 was approximately $26,000 and $46,000, respectively. Accumulated amortization as of December 31, 1997 and June 30, 1998 was approximately $139,000 and $185,000, respectively. Management assesses the carrying amount and the remaining life of the goodwill annually, taking into consideration current operating results and future prospects of the subsidiaries.

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

         f.       Long-term investments

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

         Deposits or advanced payments from customers prior to delivery of goods and passage of title are recorded as deposits from customers.

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

         j.       Foreign currency translation

         The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate losses from foreign currency transactions included in the results of operations for the year ended December 31, 1997 was $47,000, and for the six months ended June 30, 1997 and 1998 were approximately $22,000 and $33,000, respectively.

         k.       Earnings (Loss) per common share

         Earnings (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income (loss) for each year/period by the weighted average number of shares of common stock outstanding during the year/period, as if the common stock issued for the acquisition of CML (see Note 1) and the reverse stock splits (see Note 15) had been consummated prior to the years/periods presented. The weighted average number of shares used to compute earnings (loss) per common share is 4,999,746 for the six months ended June 30, 1997 and the six months ended June 30, 1998 respectively.

         l.       Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         m.       Fair value of financial instruments

         The Company's financial instruments are carried at cost, which approximate their fair values.


5.       ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                           -----------------   -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Trade receivables                                     2,966               3,837
Less: Allowance for doubtful accounts                  (139)               (139)
                                           -----------------  ------------------

Accounts receivable, net                              2,827               3,698
                                           =================  ==================


6.       DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:

                                               Year ended,     Six Months ended,
                                               December 31,         June 30,
                                                  1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                  $'000             $'000
                                                                  (unaudited)

Deposits for acquisition of moulds                       149                220
Rental and utility deposits                               69                 26
Prepayments                                               83                141
Others                                                     6                 76
                                            -----------------  -----------------

                                                         307                463
                                            =================  =================


7.       INVENTORIES

Inventories comprised:

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Raw materials                                          1,358              1,661
Work-in-process                                          722                967
Finished goods                                           959                890
                                            -----------------  -----------------

                                                       3,039              3,518

Less: Allowance for slow-moving and
        obsolete inventories                            (111)              (111)
                                            -----------------  -----------------

Inventories, net                                       2,928              3,407
                                            =================  =================

8.       MACHINERY, EQUIPMENT AND CAPITAL LEASES

Machinery, equipment and capital leases comprised:


                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Machinery and equipment:
    Machinery and tools                                  769              1,288
    Leasehold improvements                             1,033              1,100
    Furniture and office equipment                       455                552
    Motor vehicles                                        21                 21
Capital leases:
    Machinery and tools                                2,412              2,980
    Furniture and office equipment                        14                 14
                                            -----------------  -----------------

Cost                                                   4,704              5,955

Less:  Accumulated depreciation
       Machinery and equipment                        (1,066)            (1,224)
       Capital leases                                   (483)              (608)
                                            -----------------  -----------------

Machinery, equipment and capital leases, net           3,155              4,123
                                            =================  =================



9. LONG-TERM INVESTMENT

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which is principally engaged in the sales of communication systems. The carrying cost of the long-term investment represented:

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Long-term investment                                     685                685
Less: Write down of investment cost                     (684)              (684)
                                            -----------------  -----------------

Long-term investment, net                                  1                  1
                                            =================  =================

The carrying cost of the long-term investment approximated its market value.

10.      GOODWILL

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Goodwill                                                 949                949
Less: Accumulated amortization                          (139)              (185)
                                            -----------------  -----------------

Goodwill, net                                            810                764
                                            =================  =================

11.     SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprised:

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Overdrafts                                                 -                  1
Short-term loans                                         908                895
Import trust receipts bank loans                         382                480
                                            -----------------  -----------------

                                                       1,290              1,376
                                            =================  =================

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3%, which ranged from 11.0% to 13.8% per annum as of December 31, 1997; and at the Hong Kong prime lending rate plus 1.5% to 4.3% or at the United States prime lending rate plus 2.3%, which ranged from 10.8% to 14.5% per annum as of June 30, 1998. They were collateralized by the Company's bank deposits of approximately $72,000 and $452,000 as of December 31, 1997 and June 30, 1998, respectively; personal guarantees provided by Mr. Sheck Pui Kwok and Mr. Carl Ka Wing Tong; mortgage over real estate property owned by Mr. Carl Ka Wing Tong; corporate guarantee provided by Acma Strategic Holdings Limited; and a standby letter of credit issued by Acma Ltd. They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

Supplemental information with respect to short-term bank borrowings for the year ended December 31, 1997 and six months ended June 30, 1998 are as follows:

                                Maximum amount       Average amount         Weighted            Weighted
                                  outstanding         outstanding           average             average
                                  during the           during the        interest rate       interest rate
                                  year/period         year/period        at the end of         during the
                                                                          year/period         year/period
                               ------------------   -----------------   -----------------   -----------------
                                     $'000               $'000
Year ended
    December 31, 1997
-----------------------------
Overdrafts                                  111                   17             12.5%               12.1%
                               ==================   =================   =================   =================

Short-term loans                            908                  686             10.7%               10.1%
                               ==================   =================   =================   =================

Import trust receipts loans
                                            448                  291             12.5%               11.9%
                               ==================   =================   =================   =================

Six months ended
    June 30, 1998
    (unaudited)
-----------------------------

Overdrafts                                   49                   12             13.9%              14.1%
                               ==================   =================   =================   =================

Short-term loans                          1,298                1,159             10.7%              10.8%
                               ==================   =================   =================   =================

Import trust receipts loans
                                            480                  351             10.7%              11.4%
                               ==================   =================   =================   =================



12.     CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)


Payable during the following period
    -  Within one year                                   830                632
    -  Over one year but not exceeding two
          years                                          195                331
    -  Over two years but not exceeding
          three years                                     91                203
                                            -----------------  -----------------

Total minimum lease payments                           1,116              1,166
Less: Amount representing interest                       (86)              (155)
                                            -----------------  -----------------

Present value of minimum lease payments                1,030              1,011

Less: Current portion                                   (764)              (533)
                                            -----------------  -----------------

Non-current portion                                      266                478
                                            =================  =================

13.     ACCRUED LIABILITIES

Accrued liabilities comprised:

                                               Year ended,     Six Months ended,
                                               December 31,        June 30,
                                                 1 9 9 7           1 9 9 8
                                            -----------------  -----------------
                                                 $'000              $'000
                                                                  (unaudited)

Accruals for operating expenses
    -  Salaries, wages and bonus                         575              1,096
    -  Subcontracting charges                            463                606
    -  Rentals                                            41                 20
    -  Others                                            120                 64
Accruals for purchases of loose tools and
    consumables                                          269                409
Others                                                   111                121
                                            -----------------  -----------------

                                                       1,579              2,316
                                            =================  =================

14.     INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5% for the year ended December 31, 1997 and for the six months ended June 30, 1997; and at a rate of 16% for the six months ended June 30, 1998.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and is subject to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Company's income tax expenses would have been increased by approximately $8,000 for the year ended December 31, 1997, and approximately $3,000 and $6,000 for the six months ended June 30, 1997 and 1998, respectively.


14.     INCOME TAXES  (Cont'd)

Provision for income taxes comprised:

                                    Year ended          Six months ended
                                   December 31,             June 30,
                                                 ------------------------------
                                     1 9 9 7        1 9 9 7         1 9 9 8
                                  -------------- --------------  --------------
                                                  (unaudited)     (unaudited)

Current taxes
   - Hong Kong Profits Tax                   72             94             139
Deferred taxes                               58            (38)             89
                                  -------------- --------------  --------------

                                            130             56             228
                                  ============== ==============  ==============

The reconciliation of the United States federal income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations is as follows:

                                  Year ended            Six months ended
                                 December 31,               June 30,
                                                ------------------------------
                                   1 9 9 7         1 9 9 7        1 9 9 8
                                --------------  --------------  --------------
                                                 (unaudited)    (unaudited)

United States federal income
    tax rate                           35.0%           35.0%          35.0%

Non-taxable income arising
    from activities which
    qualified as offshore              (6.0%)        (41.5%)         (13.7)%

Non-taxable/non-deductible
    activities                         (5.8%)          5.8%            6.1%

Tax losses not recognised               7.7%          39.2%            4.9%

Effect of different tax
    rates in foreign                  (20.1%)        (20.3%)          (20.6)%
    jurisdictions
                                --------------  -------------- --------------

Effective income tax rate              10.8%          18.2%           11.7%
                                ==============  ============== ==============

Components of deferred tax assets (liabilities) as of December 31, 1997 and June 30, 1998 are as follows:


                                               December 31,        June 30,
                                                1 9 9 7             1 9 9 8
                                            -----------------  -----------------
                                                 $'000               $'000
                                                                  (unaudited)

Cumulative tax losses                                     42                 42

Accumulated differences between taxation
    allowance and depreciation expenses of
    machinery and equipment                              (99)              (188)
                                            -----------------  -----------------

Deferred taxation                                        (57)              (146)
                                            =================  =================
                                       15

15.     SHARE CAPITAL

During the period from January 1, 1995 (the earliest date covered by this report) to May 28, 1996, the Company had authorized share capital of 250,000,000 shares of common stock, par value $0.0001 each, and outstanding share capital of 193,745,200 shares of common stock, par value $0.0001 each. On May 29, 1996, the Company effected a one-for-one hundred reverse stock split and a redenomination of par value in authorized share capital, resulting in 1,937,452 shares of common stock, par value $0.0001 each, outstanding. Also, on May 29, 1996, the authorized share capital of the Company was decreased from 250,000,000 shares of common stock, par value $0.0001 each, to 50,000,000 shares of common stock, par value $0.0001 each. On December 30, 1997, the Company issued 48,060,000 shares of common stock (after the one-for-one hundred reverse stock split as described above but before the one-for ten reverse stock split as described below), par value $0.0001 each, to the shareholders of CML in connection with its acquisition of CML as described in Note 1 to the accompanying financial statements. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split and a redenomination of par value, resulting in 60,000,000 shares of common stock, par value $0.0001 each, authorized, and 4,999,746 shares of common stock, par value $0.0001 each, outstanding.

The effects of the one-for-one hundred reverse stock split, the one-for-ten reverse stock split, and the redenominations of par value have been reflected retroactively in the financial statements and all earnings per share computations.


16.     OPERATING LEASE COMMITMENTS

The Company has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the year ended December 31, 1997 was approximately $602,000, and for the six months ended June 30, 1997 and 1998 were approximately $[70,000] and $344,000, respectively. Future minimum rental payments as of December 31, 1997 and June 30, 1998, under agreements classified as operating leases with non-cancellable terms, are as follows:

                                                                    December 31, 1997          June 30,
                                                                                                 1998
                                                                    ------------------   ------------------
                                                                                                 $'000
                                                                                              (unaudited)
Payable during the following period
    -  Within one year                                                            563                  614
    -  Over one year but not exceeding two years                                  487                  467
    -  Over two years but not exceeding three years                               427                  434
    -  Over three years but not exceeding four years
                                                                                  448                  428
    -  Over four years but not exceeding five years                               390                  381
    -  Thereafter                                                                 977                  787
                                                                    ------------------     ------------------

                                                                                3,292                3,111
                                                                    ==================     ==================

17.     RETIREMENT PLAN

The Company's employees in the PRC are all hired on a contractual basis and consequently the Company has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Company's defined contribution pension fund managed by an independent trustee. Both the Company and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Company, and 100% of the Company's employer contribution and the accrued interest thereon upon retirement or leaving the Company after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Company and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Company's employer contributions (net of forfeited contributions) for the year ended December 31, 1997 was $50,000, and for the six months ended June 30, 1997 and 1998 were approximately $24,000 and $27,000, respectively.

The Company has no other post-retirement or post-employment benefit plans.



18.     BANKING FACILITIES

As of December 31, 1997 and June 30, 1998, the Company had banking facilities of approximately $1,421,000 and $1,864,000, respectively, for overdrafts, loans and trade financing. Unused facilities as of December 31, 1997 and June 30, 1998 amounted to approximately $99,000 and $489,000, respectively. These facilities were secured by :

a Pledges over the Company's bank deposits of approximately $72,000 and $452,000 as of December 31, 1997 and June 30, 1998, respectively;

b        Personal guarantees provided by Mr. Sheck Pui Kwok and Mr. Carl Ka Wing
         Tong;

c        Mortgage over real estate property owned by Mr. Carl Ka Wing Tong;

d        Corporate guarantee provided by Acma Strategic Holdings Limited; and

e A standby letter of credit issued by Acma Ltd. of approximately Nil and $388,000 as of December 31, 1997 and June 30, 1998, respectively.

19.     RELATED PARTY TRANSACTIONS

a The Company entered into the following transactions with related companies:

                                                        Year ended      Six months ended June 30,
                                                       December 31,
                                                                      -------------------------------
                                                          1 9 9 7        1 9 9 7         1 9 9 8
                                                        ------------- --------------- ---------------
                                                           $'000          $'000           $'000
                                                                       (unaudited)     (unaudited)
          Consultancy/management fees paid to Carl
              Tong & Associate Management
              Consultancy Limited*
                                                                 -             -               -

          Management fee paid to Acma Strategic
              Holdings Limited                                 115            53              68

          Rental expenses paid to Wellholding
              Limited**                                          -             -               -

          Purchases of machinery and tools from
              Faithera Engineering Limited ***
                                                                 -             -             362
                                                        ============= =============== ===============

         * Carl Tong & Associate Management Consultancy Limited is beneficially owned by Mr. Carl Ka Wing Tong.

         **       Wellholding Limited is beneficially owned by Mr. Sheck Pui
                  Kwok.

         *** Faithera Engineering Limited is beneficially owned by certain minority shareholders of Mastercraft Engineering Limited.

b.       Details of amounts due to directors of the Company are as follows:

                                                    December 31,     June 30,
                                                      1 9 9 7         1 9 9 8
                                                  --------------  --------------
                                                      $'000           $'000
                                                                  (unaudited)

          Mr.  Sheck Pui Kwok                               612             611
          Mr. Carl Ka Wing Tong                             249             221
                                                  --------------  --------------

                                                            861             832
                                                  ==============  ==============


         The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

c.       Details of amount due from a related company are as follows:

                                               December 31,
                                        --------------------------    June 30,
                                            1996          1997          1998
                                        ------------  ------------  ------------
                                           $'000        $'000          $'000
                                                                    (unaudited)

         Mastercraft Engineering                 41             -             -
                                        ============  ============  ============

         Mastercraft Engineering Limited is a company in which Mr. Sheck Pui Kwok and Mr. Carl Ka Wing Tong are directors. During the year ended December 31, 1997, the Company acquired 100% equity interest in Mastercraft Engineering Limited for approximately $1,000. The amount due from the related company was unsecured, non-interest bearing and without predetermined repayment terms.

d.       Details of amount due to parent company are as follows:

                                                    December 31,     June 30,
                                                      1 9 9 7         1 9 9 8
                                                  --------------  --------------
                                                      $'000           $'000
                                                                  (unaudited)


          Acma Strategic Holdings Limited                     9               8
                                                  ==============  ==============



         The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

e. As of December 31, 1997 and June 30, 1998, the Company's banking facilities were secured by personal guarantees provided by Mr.
         Sheck Pui Kwok and Mr. Carl Ka Wing Tong; mortgage over real estate property owned by Mr. Carl Ka Wing Tong; corporate guarantee provided by Acma Strategic Holdings Limited; and a standby letter of credit issued by Acma Ltd. of approximately $388,000.

20.     SEGMENTAL ANALYSIS

a.       Net sales

         Net sales comprised:

                                        Year ended    Six months ended June 30,
                                       December 31,
                                                      --------------------------
                                           1 9 9 7       1 9 9 7       1 9 9 8
                                         ------------  ------------  -----------
                                            $'000         $'000         $'000
                                                       (unaudited)   (unaudited)

          Sales of merchandise               13,438         6,779        11,327
          Sales of moulds                     2,678           932         2,973
          Others                                 95            12            25
                                         ------------  ------------  -----------

                                             16,211         7,723        14,325
                                         ============  ============  ===========

         A substantial portion of Company's sales are made to customers in the United States of America.

b.       Assets

         Substantially all of the Company's assets are located in Hong Kong and the PRC.

c.       Major customers

         Details of individual customers accounting for more than 5% of the Company's sales are as follows:

                                                      Year ended     Six months ended June 30,
                                                     December 31,
                                                                   -------------------------------
                                                        1 9 9 7       1 9 9 7         1 9 9 8
                                                      ------------ --------------- ---------------
                                                                    (unaudited)     (unaudited)
          MBI Inc.                                          63.2%        75.7%           32.9%
          Mattel Vendor Operations Asia Ltd.                14.6%            -           28.1%
          Drumwell Limited                                   4.2%         1.3%            6.6%
          Brookfield Collectors Guild                        4.7%         4.7%            5.9%
          Hallmark Cards (Hong Kong) Ltd.                    0.2%         0.8%            5.4%
          Tyco Hong Kong Limited                             5.6%        13.0%              -
                                                      ============ =============== ===============


d. Details of individual suppliers accounting for more than 5% of the Company's purchases are as follows:

                                                         Year ended        Six months ended June 30,
                                                        December 31,
                                                                        --------------------------------
                                                            1 9 9 7         1 9 9 7         1 9 9 8
                                                         --------------- --------------  ---------------
                                                                          (unaudited)     (unaudited)
          Manfield Coatings Co., Ltd.                           9.0%            9.6%           11.8%
          Genesis Off-set Printing Co., Ltd.                    8.5%            7.3%            9.2%
          Lee Kee Metal Co. Ltd.                                6.1%            7.2%            7.7%
                                                         =============== ==============  ===============

21.     OPERATING RISKS

a.       Country risk

         The Company's operations are conducted in Hong Kong and the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

         On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("the Hong Kong SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Company's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Company's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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

c.       Concentration of credit risk

         Concentration of accounts receivable is as follows:

                                                    December 31,     June 30,
                                                      1 9 9 7        1 9 9 8
                                                  --------------  --------------
                                                      $'000           $'000
                                                                   (unaudited)

          Five largest accounts receivable                92.1%           78.2%
                                                  ==============  ==============

         The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

22.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a. In March 1996, CML acquired an additional 19% equity interest in Carison Engineering Limited for cash consideration of approximately $29,000. The increase in the Company's equity interest in Carison Engineering Limited from 51% to 70%, resulted in goodwill of approximately $139,000.

b. In October 1997, CML acquired a 100% interest in Mastercraft Engineering Limited for a cash consideration of $1,000. Details of assets acquired and liabilities assumed were as follows:

                                                                  Year ended
                                                               December 31, 1997
                                                               -----------------
                                                                     $'000

         Deposits and prepayments                                           110
         Inventories                                                        223
         Machinery, equipment and capital leases                            361
         Bank overdrafts                                                     (3)
         Short-term bank loans                                             (184)
         Accounts payable                                                  (162)
         Accrued liabilities                                               (161)
         Due to a related company                                          (363)
         Capital lease obligations                                         (297)
                                                               -----------------

         Net liabilities assumed as of the date of acquisition             (476)
         Goodwill                                                           477
                                                               -----------------

         Consideration satisfied in cash                                      1
                                                               =================

          Net cash outflow:
              Cash paid                                                       1
                                                               =================

c.       Cash paid for interest and income taxes comprised:

                                        Year ended    Six months ended June 30,
                                       December 31,
                                                      --------------------------
                                           1 9 9 7       1 9 9 7       1 9 9 8
                                         ------------  ------------  -----------
                                            $'000         $'000         $'000
                                                       (unaudited)   (unaudited)

          Interest                              216            54           120
                                         ============  ============  ===========

          Income taxes                           75            75             -
                                         ============  ============  ===========

d.       Supplemental disclosure of investing activities:

         During the year ended December 31, 1997 and six months ended June 30, 1997 and 1998, the Company entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $835,000 and approximately $407,000 and $454,000, respectively.

23.     OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                     Year ended      Six months ended June 30,
                                                     December 31,
                                                                   -------------------------------
                                                       1 9 9 7        1 9 9 7         1 9 9 8
                                                     ------------- --------------- ---------------
                                                        $'000          $'000           $'000
                                                                    (unaudited)     (unaudited)
Depreciation of machinery and equipment
   - owned assets                                             122           104             160
   - assets held under capital leases                         347           151             123

Provision for/write-off of doubtful accounts
                                                               15             -               -

Provision for slow-moving and obsolete inventories
                                                               84             -               -

Write down of long-term investment                              -             -               -

Interest expenses for
   - bank overdrafts and loans                                107            11              76
   - capital lease obligations                                109            43              44

Operating lease rentals for rented premises                   602           283             344

Repairs and maintenance expenses                              266           145             179

Net foreign exchange loss                                      47            22              33
                                                     ============= =============== ===============



24. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130,"Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income. Adoption of this statement is not expected to have an impact on the Company's current disclosures and presentation.

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

In February 1998, the Financial Accounting Standards Board issued Statement No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Adoption of this statement is not expected to have an impact on the Company's current operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALITY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPLETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE. ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALISED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


Overview of Company's Business:
-------------------------------

      The Company is one of the world's leading independent producers of collectible quality, die-cast replicas of cars, trucks and other vehicles. The Company produces premium die-cast collectibles only, which are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of renowned brand names, logos and other licensed marks. The 1/24 and 1/12 scale die-cast products manufactured by the Company may include as many as 450 parts, including numerous moveable parts, and are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $35 to $250 or more.

      The Company's diverse customers, including Danbury Mint, a division of MBI, Inc. ("MBI"), Paul's Model Art ("PMA"), a subsidiary of Action Performance Companies, Inc. ("Action Performance"), Hallmark Cards, Corgi Classic Cars, First Gear and Road Champ, are leading marketers of collectible vehicle replicas and other collectibles in the U.S. and Europe. According to Unity Marketing, an independent research firm, 1997 U.S. sales of collectibles totaled $9 billion, while sales of die-cast vehicles alone were approximately $750 million, an increase of 47% over U.S. die-cast vehicle sales in 1996.

         The Company strives to deliver the highest level of product quality and customer service in the manufacturing and production of die-cast collectibles. The Company offers toy companies and other marketers and distributors of die-cast collectibles "turnkey" product development and manufacturing capabilities. The Company's vertically integrated process affords complete sourcing of raw materials, engineering, assembly, quality control and final packaging of die-cast products in commercial quantities. Depending on the customer's needs, the Company offers each customer dedicated production floor space, full production lines and, in some cases, a complete "factory-within-a-factory," which allows close customer control and input and enhanced production according to the customer's design and engineering specifications. The Company believes that, while most die-cast toy factories can produce limited amounts of collectible-quality items, the Company's factory-within-a-factory approach optimizes the production of high-quality collectibles in commercial quantities.

         Customer commitment is exemplified by customer prepayment for product development and tooling, the Company's retention of valuable customer-owned tooling. As a result of its customer-centric approach and its exclusive focus on the high-end market for collectible replicas, Creative Master has achieved year-to-date sales growth of 95% and believes it is positioned to become the largest single supplier of die-cast collectible vehicle replicas to each of its key customers. The long lead time in developing new products and related tools and molds, combined with each customer's financial commitment at the beginning of the tooling process, provides the Company with an indication of prospective orders for six to nine months in advance.

All of the Company's operations, including the design engineering and manufacture of its products, sales, marketing, and other corporate activities are conducted through the Company's wholly-owned or majority-owned subsidiaries or joint ventures. The Company's executive and administrative headquarters are in Hong Kong and its manufacturing operations are located in the neighboring Guangdong Province of the People's Republic of China (the "PRC"). The Company's organizational structure as of June 30, 1998 is set forth below:



                 ----------------------------------------------
                       CREATIVE MASTER INTERNATIONAL, INC.
                            (A Delaware Corporation)
                 ----------------------------------------------
                                       |
                                      100%
-------------------------------------------------------------------------------
                            CREATIVE MASTER LIMITED
                            (Hong Kong Corporation)
-------------------------------------------------------------------------------
        |                |             |              |               |
       55%              70%           70%            100%            100%
        |                |             |              |               |
-----------------  -------------- ------------- -------------  ----------------

    Techtime        Mastercraft     Carison        Excel          Dongguan
   Industries       Engineering   Engineering      Master      Chuangying Toys
    Limited           Limited       Limited       Limited      Factory Co., Ltd.
   (Hong Kong       (Hong Kong     (Hong Kong    (Hong Kong      (PRC Joint
  Corporation)     Corporation)   Corporation   Corporation)      Venture)
-----------------  -------------- ------------- -------------  ----------------



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

Results of operation
Summary financial information
-----------------------------

                                                            Six months ended
                                                                 June 30
                                                            1997         1998
                                                         ----------   ----------
                                                          US$'000      US$'000

Net Sales                                                    7,723       14,325
Cost of goods sold                                          (6,119)     (10,258)
                                                         ----------   ----------
        Gross Profit                                         1,604        4,067

Selling, general and
        Administrative expenses                             (1,197)      (1,993)
                                                         ----------   ----------
Operating income                                               407        2,074

Interest Income (expenses), net                                (50)        (106)
Other Income(expenses),net                                     (24)         (48)
Gain on dilution of equity
interest in a subsidiary                                         -           77
Amortization of goodwill                                       (26)         (46)
                                                         ----------   ----------

Income(loss)before incomes tax                                 307        1,951
Provision for income taxes                                     (56)        (228)
                                                         ----------   ----------
Income(loss)before minority interest                           251        1,723

Minority interests                                               -         (314)
                                                         ----------   ----------
Net income(loss)                                               251        1,409
                                                         ==========   ==========


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

         Net Sales. Company's net sales in the six months ended June 30, 1998 were $14,325,000, an increase of $6,602,000, or 85%, from $7,723,000 in the six months ended June 30, 1997. Such increase reflected an increased demand for the Company's products and was a direct result of the increase in production capacity. The top five customers accounted for approximately $3,927,000 of the increase.

         Gross Profit. Company's gross profit totaled $4,067,000 in the six months ended June 30, 1998, an increase of $2,463,000, or 154 %, from $1,604,000 in the six months ended June 30, 1998. Gross margin was 28% in the six months ended June 30, 1998 and 21% in the six months ended June 30, 1997.

During the initial start-up phase of production associated with new orders or manufacturing facilities, the Company experiences higher than average overhead before production efficiencies are realized and the gross margin stabilizes in the 21% to 30% range. In October, 1996, the Company completed the addition of 60,000 sq. ft. of manufacturing space to accommodate increased demand for its die-cast products.

The gross margin increase in the six months ended June 30, 1998 reflected the normalization of operations and improvement of overhead coverage compared with the start-up situation of new clients and new manufacturing facilities started during the six months ended June 30, 1997.

         Selling, General and Administrative Expenses. Company's selling, general and administrative expenses totaled $1,993,000 in the six months ended June 30, 1998, an increase of $796,000, or 67%, from $1,197,000 in the six months ended June 30, 1997. Selling, general and administrative expenses decreased as a percentage of sales, constituting 14% of net sales in the six months ended June 30, 1998 and 16% in the six months ended June 30, 1997. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs required to support the increase in sales and manufacturing capacity.

         Operating Income. Company's income from operations was $2,074,000 in the six months ended June 30, 1998, an increase of $1,667,000, or 410%, from $407,000 in the six months ended June 30, 1997. The increase is caused by the normalization of the gross margin in 1998.

         Interest Income (Expense), Net. Company's interest income (expense), net was ($106,000) in the six months ended June 30, 1998 as compared to ($50,000) in six months ended June 30, 1997. The increase in interest expenses was attributed to increased finance costs associated with working capital needs.

         Other Income (Expense), Net. Company's other income (expense), net, totaled ($48,000) in the six months ended June 30, 1998 as compared to ($24,000) in the six months ended June 30, 1997.

         Amortization of Goodwill. The amortization of goodwill for the Company for the six months ended June 30, 1998 and six months ended June 30, 1997 was $46,000 and $26,000, respectively. The increase in goodwill reflects the amortization of goodwill associated with the acquisition of Mastercraft Engineering Limited in October, 1997.

         Provision For Income Taxes. The effective income tax rate for the Company was 12% in the six months ended June 30, 1998 and 18% in the six months ended June 30, 1997. The decrease in the Company's effective tax rate was basically due to the net effect of (i) increase in tax losses contributed by certain subsidiaries and; (ii) increase in Hong Kong subsidiary income earned and taxed in the PRC.

         Net Income. Based on the factors described above, Company's net income was $1,409,000 in the six months ended June 30, 1998, an increase of $1,158,000, or 461%, from $ 251,000 in the six months ended June 30, 1997. Net income as a percentage of sales for Company for the six months ended June 30, 1998 and the six months ended June 30, 1997 was 10% and 3%, respectively. The primary reason for the net profit improvement is due to the improvement in gross margin described in the Gross Profit paragraph above.

         EBITDA. Company's EBITDA for the six months ended June 30, 1998 was $2,386,000, as compared to $638,000 in the six months ended June 30, 1997. The increase in EBITDA in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 reflects an increase in sales volume of the Company's products and production efficiencies achieved with additional manufacturing capability.

Results of operation
Summary financial information
-----------------------------

                                                          Three months ended
                                                                June 30
                                                            1997         1998
                                                         ----------   ----------
                                                          US$'000      US$'000

Net Sales                                                    3,670        8,836
Cost of goods sold                                          (2,943)      (6,543)
                                                         ----------   ----------
        Gross Profit                                           727        2,293

Selling, general and
        Administrative expenses                               (695)      (1,141)
                                                         ----------   ----------
Operating income                                                32        1,152

Interest Income (expenses), net                                (24)         (50)
Other Income(expenses),net                                      10           35
Amortization of goodwill                                       (10)         (23)
                                                         ----------   ----------

Income(loss)before incomes tax                                   8        1,114
Provision for income taxes                                     (23)        (129)
                                                         ----------   ----------
Income(loss)before minority interest                           (15)         985

Minority interests                                              21         (183)
                                                         ----------   ----------
Net income(loss)                                                 6          802
                                                         ==========   ==========


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

         Net Sales. Company's net sales in the three months ended June 30, 1998 were $8,836,000, an increase of $5,166,000, or 141%, from $3,670,000 in the three months ended June 30, 1997. Such increase reflected an increased demand for the Company's products and was a direct result of the increase in production capacity.

         Gross Profit. Company's gross profit totaled $2,293,000 in the three months ended June 30, 1998, an increase of $1,566,000, or 216%, from $727,000 in the three months ended June 30, 1998. Gross margin was 26% in the three months ended June 30, 1998 and 20% in the three months ended June 30, 1997.

The gross margin increase in the three months ended June 30, 1998 reflected the normalization of operations and improvement of overhead coverage compared with the start-up situation of new clients and new manufacturing facilities started during the three months ended June 30, 1997.

         Selling, General and Administrative Expenses. Company's selling, general and administrative expenses totaled $1,141,000 in the three months ended June 30, 1998, an increase of $446,000, or 64%, from $695,000 in the three months ended June 30, 1997. Selling, general and administrative expenses decreased as a percentage of sales, constituting 13% of net sales in the three months ended June 30, 1998 and 19% in the three months ended June 30, 1997. Selling, general and administrative expenses increased due to additional administrative and personnel costs required to support the increase in sales and capacity.

         Operating Income (Loss). Company's income from operations was $1,152,000 in the three months ended June 30, 1998, an increase of $1,120,000, or 35 times, from $32,000 in the three months ended June 30, 1997. The increase in operating income was caused by the normalization of the gross margin in the three months ended June 30, 1998.
                                       27

         Interest Income (Expense), Net. Company's interest income (expense), net was ($50,000) in the three months ended June 30, 1998 as compared to ($24,000) in the three months ended June 30, 1997. The increase in interest expenses was attributed to the increased finance costs associated with working capital needs.

         Other Income (Expense), Net. Company's other income (expense), net, totaled $35,000 in the three months ended June 30, 1998 as compared to a net income of $10,000 in the three months ended June 30, 1997.

         Amortization of Goodwill. The amortization of goodwill for Company for the three months ended June 30, 1998 and the three months ended June 30, 1997 was $23,000 and $10,000, respectively.

         Provision For Income Taxes. The effective income tax rate for the Company was 12%, in the three months ended June 30, 1998 and 288% in the three months ended June 30, 1997. The decrease in the Company's effective tax rate was due to increased profit contributions from off-shore subsidiaries that had lower effective income tax rates than other subsidiaries.

         Net Income (Loss). Based on the factors described above, the Company's net income was $802,000 in the three months ended June 30, 1998, an increase of $796,000, or 134 times, from $6,000 in the three months ended June 30, 1997. Net income as a percentage of sales for the Company for the three months ended June 30, 1998 and the three months ended June 30, 1997 was 11% and 0.0016%, respectively. The primary reason for the net profit improvement is due to the improvement in gross margin described in the "Gross Profits" paragraph above.

         EBITDA. Company's EBITDA for the three months ended June 30, 1998 was $1,432,000, as compared to $263,000 in the three months ended June 30, 1997. The increase in EBITDA in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 reflects an increase in demand for the Company's products and production efficiencies.


LIQUIDITY AND CAPITAL RESOURCES


For the six months ended June 30, 1998, the Company's operations provided cash resources of $1,409,000. The Company's cash balance increase by $406,000 to $877,000 at the June 30, 1998, was compared to $471,000 at December 31, 1997, The net working capital surplus increased by $1,046,000 to $217,000 at June 30, 1998, as compared to ($829,000) at December 31, 1997, and the current ratio at June 30, 1998 was 1.03, as compared to 0.89 at December 31, 1997. Accounts and bills receivable increased by $871,000 or 31% to $3,698,000 at June 30, 1998, as compared to $2,827,000 at December 31, 1997 as result of increased sales. Consistent with practice in the die-cast collectibles industry, the Company offers 30 to 60 days accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with net cash balances, internally generated cash flow and loans. Creative Master has not experienced any significant problems with collection of its account receivable balances.

The Company's inventories increased by $479,000 or 16% to $3,407,000 at June 30, 1998, as compared to $2,928,000 at December 31, 1997 as a result of increase in purchase of materials for sales increase.

The Company's accounts payable and accrued liabilities increased by $1,518,000 or 44% to $5,005,000 at June 30, 1998, as compared to $3,487,000 at December 31,
1997. The increase in accounts payable was mainly to the increase in purchase of raw materials and packing materials for anticipated sales and the increase in accrued liabilities was a result of production expansion.

For the six months ended June 30, 1998, additions to property, plant equipment aggregated $1,251,000 as compared to $1,226,000 for the year ended December 31, 1997. The Company anticipates that additional expenditures in connection with the continuing expansion and improvement of production facilities at the Dongguan facility during the remainder of 1998 will be approximately $2,000,000, a portion of which is expected to be funded by capital lease financing.

The Company anticipates that its operating cashflow, combined with cash on hand, bank lines of credit and other external credit sources, and the line of and other credit facilities provided by affiliates or related parties, adequate to satisfy the Company's working capital requirements for the year ending of December 31, 1998. In addition, any additional expansion of the Dongguan facility, the development or acquisition of additional support facilities may require the use of debt or equity by the Company.

FOREIGN EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Hong Kong Dollars. The largest portion of the Company's expenses are denominated in Hong Kong Dollars, followed by Renminbi (an official currency of PRC). The Company is subject to a variety of risks associated with changes among the relative values of the U.S. Dollar, the Hong Kong Dollar and Renminbi. The Company does not currently hedge its foreign exchange positions. Since 1983, the Hong Kong government has maintained a policy of linking the U.S. Dollar and the Hong Kong dollar at an exchange rate of approximately HK$7.75 to US$1.00. There can be no assurance that this link will be continued, although the Company is not aware of any intention of the Hong Kong government to abandon the link. The PRC government sets the exchange rate between the Renminbi and all other currencies. Over the last five years, the Renminbi has experienced significant devaluation against most major currencies. If the value of the Renminbi or the Hong Kong dollar decreases relative to the US Dollar, such fluctuations may have a positive effect on the Company's results of Renminbi relative to the U.S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

INFLATION RISK. The annual inflation rate in Hong Kong was approximately 8.2% and 6% in 1996 and 1997, respectively. The annual inflation rate in the PRC was approximately 8.3% and 8% in 1996 and 1997, respectively. The Company does not consider that inflation in Hong Kong or the PRC has had a material impact on its results of operations in recent years. No assurance can be given that inflation in Hong Kong or the PRC will not have a material adverse effect on the business, financial condition and results of operations of the Company in the future.

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

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended June 30, 1998, the Company filed one report respect to Items 4 for the event dated April 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CREATIVE MASTER INTERNATIONAL INC.
                                        (Registrant)



Date:                                    /s/ Carl Tong
                                         ------------------------------
                                         Carl Tong, President



Date:                                    /s/ Shing Kam Ming
                                         ------------------------------
                                         Shing Kam Ming, Chief Financial Officer