Form 10KSB/A
period 1997-12-31
CREATIVE MASTER INTERNATIONAL INC
filed 1998-11-04
CIK 815017

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________


                                 FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _____ to _____

                                  ___________

                      COMMISSION FILE NUMBER:  33-18521-NY

                      CREATIVE MASTER INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


                  DELAWARE                               11-2854355
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

        CASEY IND. BLDG., 8TH FLOOR                          N/A
         18 BEDFORD RD., TAIKOKTSUI                       (Zip Code)
            KOWLOON, HONG KONG
  (Address of principal executive offices)


                 ISSUER'S TELEPHONE NUMBER:  011-8522-396-0147

       Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                $.0001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES   X    NO
            -----     -----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____



     Issuer's revenues for its most recent fiscal year: $16,211,000

     The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 1998 was approximately $124,932, based upon the average high and low ask and bid prices quoted on the OTC Electronic Bulletin Board.

     The number of shares outstanding of the registrant's common stock as of September 30, 1998 was 4,999,746.

     Traditional Small Business Disclosure Format (check one): YES      NO  X
                                                                   ---     ---

                               TABLE OF CONTENTS

Item                                                                                                Page
----                                                                                                ----
                                     Part I
1.      Description of Business..................................................................      3

2.      Description of Property..................................................................     12

3.      Legal Proceedings........................................................................     13

4.      Submission of Matters to a Vote of Security Holders......................................     13


                                    Part II

5.      Market for Common Equity and Related Stockholder Matters.................................     13

6.      Management's Discussion and Analysis of Financial Condition and Results of Operations....     16

7.      Financial Statements.....................................................................     22

8.      Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure..................................................     23


                                    Part III

9.      Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act.....................................................................     23

11.     Executive Compensation...................................................................     24

12.     Security Ownership of Certain Beneficial Owners and Management...........................     29

13.     Certain Relationships and Related Transactions...........................................     30


                                    Part IV

14.     Exhibits and Reports on Form 8-K.........................................................     30

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

    The statements contained in this 10-KSB/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and under "Item 6. Management's Discussion and Analysis or Plan of Operation," and other factors described in Exhibit 99.1 to this Form 10-KSB. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

    Creative Master International, Inc. (the "Company" or "Creative Master") is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/12/th/ to 1/64/th/ scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $20 to $200 or more. The Company's customers are leading U.S. and European marketers and distributors of vehicle replicas and other collectibles, including Danbury Mint, Mattel, Hallmark Cards, Paul's Model Art and Brookfield Collectors Guild.

    The Company's mission is to provide the highest level of product quality and customer service among independent manufacturers of die-cast collectibles. The Company offers its customers turnkey product development and manufacturing capabilities that are customized to meet their specific needs. The Company's vertically integrated process affords complete sourcing of raw materials, engineering, assembly, quality control and final packaging of die-cast products in commercial quantities. Depending on the customer's needs, the Company provides a self-contained production area within one of its factories with tooling and other production functions dedicated to manufacturing the customer's products according to its particular design, engineering and quality requirements. This approach permits customers to closely supervise and control all aspects of the production process and to protect the confidentiality of their product design and engineering. The Company's turnkey process enables its customers to shorten the lead time from conceptual design to product delivery and to minimize production costs while maintaining high quality and reliability.

    All of the Company's manufacturing operations are conducted through CML, the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain an aggregate of approximately 320,000 square feet of manufacturing space and related housing for up to approximately 4,100 workers.

    On December 30, 1997, CML completed an exchange reorganization with Davin Enterprises, Inc., a public company that was incorporated in Delaware on April 8, 1987. Through the exchange reorganization, the Company acquired all of the outstanding capital stock of CML from Messrs. Tong and Kwok and Acma Strategic Holdings Limited in exchange for the Company's issuance to them of 4,806,000 shares of common stock, representing approximately 96% of the Company's outstanding stock.

INDUSTRY

    The U.S. collectibles industry comprises numerous market segments and subsegments served by a variety of toy companies and other distributors. In addition to die-cast items, including cars, trucks and other vehicles, collectibles include such items as figurines, dolls, "plush" dolls, ceramic cottages, prints, plates, glass, ornaments, steins, music boxes and trading cards. According to the Collectibles Industry Report for 1997 published by Unity Marketing, an independent market research firm, U.S. consumer sales of collectibles totalled approximately $10 billion in 1997. According to Unity Marketing, U.S. consumer sales of die-cast vehicle replicas totalled approximately $753 million in 1997, which was 47% more than in 1996. The Company believes that the aging of the so-called baby-boomers, with their relatively higher discretionary spending on leisure goods such as collectibles, is the principal reason for the increased demand for collectibles.

    The Company believes the total European consumer market for collectibles was approximately $6 billion in 1997. The BIS Ltd., a European market research firm, estimates that the European retail consumer market for die-cast collectibles in Europe was approximately $200 million in 1997. The Company believes the size and growth of the European collectibles market, the increasing influence of American culture in collectibles and the growing use of sophisticated marketing techniques all favor collectible products marketed by American and European companies.

PRODUCTS

    The Company believes there are not more than 20 major marketers and distributors of die-cast collectibles in the U.S. and Europe. The Company's customers include many of the leading U.S. and European marketers and distributors. The following sets forth certain information with respect to the Company's customers:

CUSTOMER NAME                           PRINCIPAL PRODUCT CATEGORY      CUSTOMER SINCE
-------------                           --------------------------      --------------
 .  Danbury Mint (1)                     U.S. classic cars and trucks          1986
 .  Tyco Hong Kong Limited (2)           Matchbox collectibles                 1996
 .  Brookfield Collectors Guild (3)      NASCAR racing cars                    1996
 .  Paul's Model Art (4)                 European Formula One and
                                        Super Touring racing cars             1998

 .  Mattel (5)                           Matchbox collectibles                 1997
 .  Corgi Classic Cars                   Hong Kong buses, United
                                        Kingdom buses and airplanes           1997 (6)

 .  First Gear                           Trucks                                1998
 .  Road Champs (7)                      Police Cars                           1998
 .  Lionel Trains                        Vintage trains                        1998
 .  Hallmark Cards                       Pedal cars and ornaments              1997

____________

(1) Danbury Mint is a division of MBI, Inc.
(2) Tyco Hong Kong Limited was acquired by Mattel in the fourth quarter of 1997.
(3) Brookfield Collectors Guild is a division of Action Performance Companies, Inc.
(4) Action Performance Companies, Inc. acquired a controlling interest in Paul's Model Art in August 1998.
(5) Sales to Mattel are made indirectly through its Mattel Vendor Operations Asia Ltd. subsidiary.
(6) Until mid-1998, sales to Corgi Classic Cars were made indirectly through its agent, Drumwell Limited.
(7) Road Champs is a subsidiary of JAKKS Pacific.

    Cars, Trucks and Buses. The Company produces a wide range of collectible die-cast replicas of automobiles, including classic cars, European cars, Formula 1 racing cars, trucks and buses. These replicas are produced at various scales from 1/12/th/ to 1/64/th/ of the original size. They typically retail from $90 to $200, depending on the number of parts and the level of intricacy in the design. The Company's replicas have between 200 and 450 parts and quality finishing that results in an authentic look that appeals to collectors and other enthusiasts.

    While the Company does not manufacture "toy-grade" replicas, it does produce some replicas that sell at lower retail prices. The price is determined by the size of the replica, the number of parts and the intricacy of the design. The Company's medium-feature products typically retail for $40 to $90 and its small-scale products retail for $20 to $40.

    Vintage Trains and Locomotives. In April, 1998, the Company began working on a limited number of die-cast replicas of vintage locomotives and trains for Lionel Trains, a U.S. marketer and distributor of electric train sets and model trains. Depending on the success of the initial product, the Company anticipates manufacturing additional locomotive and train products in the future.

    Outboard Motors and Marine Products. The Company is in the process of formalizing an arrangement with Alterscale, a company engaged in the development of collectible marine replicas, to co-develop die-cast collectible replicas of outboard motors under license from the owner of the Johnson and Evinrude brands. The Company has manufactured and sold a limited run of approximately 1,000 of these replicas, and one of the Company's customers is expected to test market these replicas. The Company also is engaged in discussions with other owners of marks for marine related products to discuss licensing opportunities.

PRINCIPAL CUSTOMERS

    The Company's customers consist principally of specialty retailers, direct marketers and other distributors of collectibles in the U.S. and Europe. The Company's largest customer is Danbury Mint, a division of MBI, Inc. Danbury Mint is a leading U.S. developer and marketer of 1/24/th/ scale premium die-cast replicas. Danbury Mint was the Company's first customer in 1987.

    The Company's second largest customer is Mattel. In 1996, the Company began manufacturing the popular Matchbox die-cast collectibles series for Mattel. In the fourth quarter of 1997, Mattel purchased Tyco Hong Kong Limited, for which the Company had been producing die-cast vehicle replicas since 1996.

    The Company's other customers include Brookfield Collectors Guild ("Brookfield"), a subsidiary of Action Performance Companies, Inc. ("Action Performance"), Paul's Model Art ("PMA"), First Gear, Hallmark Cards ("Hallmark"), Road Champs and Corgi Classic Cars. Action Performance acquired a controlling interest in PMA in August 1998.

    The following table sets forth sales to its principal customers as a percent of net sales for the periods shown:

                                                  Percent of Net Sales
                                                -----------------------
                                                     Years Ended
                      Customer                    December 31, 1997
          -----------------------------------   -----------------------
            Danbury Mint                                 64.2%
            Mattel(1)                                    20.4
            Brookfield Collectors Guild                   4.7
            Drumwell Limited                              4.2
            Hallmark Cards                                0.2

______________

(1) Includes sales to Tyco Hong Kong Limited, which was acquired by Mattel in the fourth quarter of 1997.

    The Company's sales transactions with its customers are based on purchase orders received by the Company from time to time which are subject to cancellation. Although the Company does not have any long-term agreements with any of its clients, it believes that its relationships with its customers are excellent.

MARKETING AND SALES

    The Company historically has not engaged in any significant marketing activities, and has relied primarily on its reputation for quality and efficiency among its customers to obtain new business. The Company's senior executives work closely with its customers to develop new products to meet consumer demand for die-cast collectibles. Recently, the Company hired Henry Hai-Lin Hu to bolster its product development, marketing and sales efforts. Mr. Hu has extensive experience in the collectible industry. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act -- Executive Officers and Directors."

    Historically, the Company has not sought to license the right to produce replicas of particular classic cars or other products. The Company is in the process of formalizing a joint product development agreement with Alterscale, a company engaged in the development of collectible marine replicas, to develop and manufacture outboard motors under license from the owner of the Johnson and Evinrude brands. The Company may selectively license other marks in the future, where such licensing would not compete with the licensing efforts of the Company's customers. To the extent the Company obtains any licenses to manufacture die-cast replicas, it will seek to sublicense one or more of its existing customers or others to market and distribute such replicas.

BACKLOG AND SEASONALITY

    The Company's customers generally contact the Company nine to eighteen months in advance of product delivery, so that the Company can engineer and fabricate the necessary molds for producing the die-cast product. Purchase orders are typically received two to six months in advance of target delivery dates. Purchase orders are subject to cancellation at any time. The Company has no significant backlog.

    The Company's operating results may fluctuate depending upon general economic and industry conditions and the Company's sales. Each year, the Company ceases production for a two-week period due to the Chinese New Year holiday, which occurs during late January or early February depending on the calendar. This holiday shutdown has typically resulted in lower revenues during the first quarter of each year than revenues during the other three quarters.

PRODUCT DEVELOPMENT AND MANUFACTURING

    The Company offers turnkey manufacturing capabilities, including complete raw materials sourcing, computer-aided product engineering, model-making, mold-making, manufacturing, assembling and packaging of finished products. The Company can meet all of a customer's design engineering and manufacturing needs, thus eliminating the need for intermediaries. By coordinating product development and process design with production and packaging, the Company is able to shorten the lead time from conceptual design to product delivery and to lower production costs while maintaining high quality and reliability.

    The product production cycle occurs in four stages:

    .   Product development
    .   Model making
    .   Tooling

    .   Final production and assembly

    The product development phase of the production cycle begins when a customer provides the Company with photographs, drawings and other specifications for the new product. The Company then works with the customer to design a product that meets the customer's specifications and price point. For example, when building a classic car replica the Company seeks to ensure that the product is properly proportioned and historically correct. This means that the Company strives to precisely reproduce the exterior and interior design, color schemes and accessories of the original car. One example of this precision is the Company's 1/24/th/ scale Mercedes Benz SSKL, for which the Company holds a license. Among its many authentic details, the Mercedes Benz SSKL includes wire wheels, rubber tires, genuine leather seats, a working steering wheel and a hood that opens to reveal the car's engine and a leather strap with a metal buckle to secure the hood.

    The Company believes that model making is critical to producing the highest quality collectibles. During the model-making stage of the production cycle, the Company's engineering staff uses computer-aided design systems to develop a prototype scale model. The Company will include as many functioning moving parts as possible, given the Customer's desired price point. Examples of such features are car doors, trunks and hoods that open, steerable wheels and working suspension. The Company strives to ensure that the models it produces also have an authentic build and finish. Once the prototype replica is ready, it must be approved by the customer before the Company begins to fabricate the molds and tools that will be used to manufacture the product in commercial quantities.
The Company can generally produce a prototype in one to three months.

    Once the customer has approved a prototype, the Company begins the tooling process, which typically requires six to twelve months. The tooling process occurs in two stages. First, the Company produces tooling and molds that will be used to fabricate each component part of the product. Next, the Company tests the components and the assembled product produced with the new tools and molds. If necessary, the Company refines and modifies the molds and tools before seeking customer approval to manufacture the product. Upon receiving customer approval, the Company releases the molds and tools to produce final products.

    In the last stage of the production cycle, the Company produces the component parts, then assembles, finishes, packages and ships the final products. The die-casting, injection-molding and electrostatic painting areas of the Company's facilities operate five days per week on a two-shift per day basis. The finishing, assembly and packing areas also run on a multi-shift basis. These areas account for most of the total work force and production area at the Company's facilities.

    Typically, customers pay 50% of the Company's tooling and mold-making costs when the tooling and mold-making process commences and an additional 25% of these costs when the initial test products are made using the new molds and tools. The Company receives payment for the final 25% of the tooling costs when the tools and molds are released for commercial production.

    The Company usually insures the tools and molds until they are approved by the customer for production. At that point, the customer makes takes ownership and assumes the cost of insuring the molds and tools.

    The long lead time required to develop new products and related tools and molds, combined with each customer's financial commitment at the beginning of the tooling process, provides the Company with an indication of prospective orders for six to twelve months in advance.

PRINCIPAL SUPPLIERS AND SOURCES OF SUPPLY

    The Company uses zinc alloy and various plastic resins in its die-cast and injection-molded production operations. The supply and demand for zinc alloy and for both plastic resins and the petrochemical intermediates from which plastic resins are produced are subject to cyclical and other market factors and can fluctuate significantly. The Company acquires raw materials for its die-cast production primarily from Australia and the United Kingdom. The Company's standard practice is to maintain a supply of raw materials sufficient for approximately two months of production. The Company anticipates that it will be able to obtain sufficient supplies of raw materials as it expands its production capacity and output.

    Three of the Company's suppliers accounted for more than 5% of its supplies in 1997 as shown in the following table:

                                                                   PERCENT OF TOTAL RAW
                                                                     MATERIAL SUPPLIED
                                                                 -----------------------
                                               COMPONENT                YEAR ENDED
                SUPPLIER                       SUPPLIED             DECEMBER 31, 1997
---------------------------------------   --------------------   -----------------------
 .  Manfield Coatings Co., Ltd........     Paint                             9.0%
 .  Genesis Off-set Printing Co., Ltd.     Packaging Materials               8.5%
 .  Zinamet Co., Ltd..................     Zinc Alloy                        6.9%
 .  Lee Kee Metal Co., Ltd............     Zinc Alloy                        6.1%


    The Company believes there are multiple sources of supply of these and other raw materials used in the Company's business.

COMPETITION

    The Company faces significant competition from toy companies and other independent manufacturers of die-cast products with production facilities located in China. Certain of the Company's customers, including Mattel, Action Performance and Road Champs, have their own die-cast manufacturing facilities in China.

    The Company competes on the basis of quality, technical capabilities and delivery schedules. To a lesser extent, it competes on the basis of price.

    The Company believes it possesses trade secrets relating to sourcing of raw materials and other aspects of its production process that may represent a competitive advantage. The Company does not characterize its business as proprietary, however, and does not own any patents. The Company typically relies on its customers to obtain licenses from manufacturers of the products on which its replicas are based. The Company currently holds a license to its Mercedes Benz SSKL replica, and it intends to selectively seek licenses for certain new products, such as marine outboard motors and other products that do not compete with the products of existing customers. Other than trade secrets and the capital required for factory equipment and training, the Company believes that there are no significant barriers to entry to the manufacture of die-cast products. Accordingly, additional participants may enter the market at any time. Many of the Company's existing or potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

EMPLOYEES

    As of September 30, 1998, the Company employed approximately 4,100 persons, all of which were full-time workers. Of these employees, approximately 3,570 were production workers, 200 were administrative staff, 330 were engineers and technicians. In addition, the Company employs 30 people in Hong Kong. As is customary for employers in China, the Company's production facilities includes housing facilities for its workers. The Company is committed to providing good working and living conditions for its employees in China. The Company has experienced no significant labor stoppages and believes that the relations with its employees are satisfactory.

    The Company anticipates hiring up to 1,600 new employees in connection with the expansion of its manufacturing facilities currently underway. Historically, the Company has had no difficulty in hiring additional employees, and it anticipates that it will be able to hire additional employees in the future as needed in connection with the growth of its business.

RESEARCH AND DEVELOPMENT

    The Company did not incur research and development expenses during 1995, 1996 or 1997. Substantially all development costs associated with manufacturing products for its customers are expensed as a cost of sales. The Company does not rely on any proprietary technology. The Company intends to increase its product development efforts, and may incur future research and development expenses in connection with these efforts.

DEPENDENCE ON IMPORTANT CUSTOMERS

    The Company's business is concentrated among a limited number of customers. In 1997, sales to Danbury Mint, a subsidiary of MBI, Inc. accounted for approximately 64.2% of net sales and sales to Mattel Vendor Operations Ltd. and Tyco Hong Kong Limited, subsidiaries of Mattel totaled approximately 20.4% of net sales. The Company expects that it will continue to depend on sales to Danbury Mint and Mattel. If the Company loses any one of its major customers, particularly Danbury Mint or Mattel, its business, financial condition and results of operations would be materially adversely affected. See "-- Principal Customers."

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's corporate and administrative offices occupy approximately 10,000 square feet of office space in Hong Kong. The Company subleases these facilities at a cost of approximately $4,000 per month, pursuant to leases which run through February 14, 1999 and May 15, 1999. The Company currently expects to renew its existing leases as they expire. The Company's principal executive office is located at Casey Ind. Bldg., 8th Floor, 18 Bedford Road, Taikoktsui, Kowloon, Hong Kong.

    The Company's manufacturing facilities contain an aggregate of approximately 320,000 square feet of manufacturing space and dormitory space that can accommodate up to 4,100 workers. The Company leases the factories from local Chinese government agencies under separate tenancy agreements expiring from May 1999 to June 2006. The aggregate monthly rent for its factories is approximately $30,000. The Company also leases dormitory space to house its factory workers under similar agreements which expire between December 1998 to February 2000. The Company is currently in the process of negotiating a renewal of one of its dormitory tenancy agreements which expired in September 1998. The aggregate monthly rent for its dormitory facilities is approximately $15,000. The Company financed the cost of constructing the Dongguan facilities and believes that its willingness to do so will facilitate the extension of its leases on such facilities.

    At present, the Company operates three factories in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. Legal and administrative functions of these factories are conducted through the Company's Chinese subsidiary. Each of the Company's factories houses a self-contained manufacturing operation. Each factory contains personnel and equipment to provide production planning, engineering, management, decorative processes and final assembly and packaging. Within each factory, the Company provides its customers a self-contained production area with tooling and other production functions dedicated to manufacturing each customer's products according to its particular design, engineering and quality requirements. Quality assurance and certain technical functions are centralized in factory no.
1. Certain other functions are centralized in the Company's Hong Kong headquarters, including materials purchasing, customer service, production scheduling among the factories, marketing, new product development, shipment of finished goods and strategic planning.

    Factories nos. 1, 2 and 3 are located in space leased exclusively by the Company. They are surrounded by perimeter walls or fencing and are generally
accessible only to the Company's employees.   Factory no. 4 is currently located
in shared rented space. All of these factories are located within a one-mile radius of each other.

    The Company is in the process of expanding factory no. 3 from approximately 70,000 square feet of production area to 100,000 square feet to meet an anticipated increase in demand from existing customers. The Company is also building new dormitory space to accommodate additional workers. Construction of the new manufacturing area and dormitory space is substantially complete, and the Company expects to commence initial operations in the new space by November 1998.

    The Company has substantially completed the construction of its new factory no. 4 facility, which is intended to be dedicated primarily to model making and tooling. This facility is expected to occupy 40,000 square feet of leased space accessible only to the Company's employees and is designed to support the model making and tooling needs for the Company. Factory no. 4 is also expected to include approximately 8,000 square feet dedicated to research and development and to employ approximately 50 technicians for this purpose. The new factory no. 4 facility also will implement additional security controls to provide customers enhanced confidentiality of their product design and engineering. The tool-making production area will be increased to 20,000 square feet in the new factory no. 4 facility, including workshop, engineering support and office space, and the Company plans to increase the number of tooling technicians to approximately 150. The Company expects factory no. 4 to be operational by the end of 1998.

    In July 1998, the Company began construction of its fifth factory, no. 5. Factory no. 5 will become operational in two phases, the first of which is expected to be completed in March 1999. The total land area for these two phases is about 270,000 square feet. The first phase will consist of workshop, office and paint warehouse facilities in approximately 120,000 square feet. It is estimated that initially factory no. 5 eventually will employ approximately 1,000 workers and that construction of factory no. 5 will be completed in the second quarter of 1999. The second phase will be built to provide excess capacity. Based on the Company's current business expectations, this additional capacity will begin to be employed in the second half of 1999. The maximum buildable area is approximately 68,000 square feet for production and 60,000 square feet for dormitories to accommodate up to 1,000 workers.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the OTC Electronic Bulletin Board under the symbol "CVMI." Trading in the common stock has been limited and sporadic, however, and there is no established trading market for the common stock.

    As of September 30, 1998, there were 1,199 record holders of the common stock.

    The Company has not paid any cash dividends on the common stock, and it currently intends to retain any future earnings to fund the development and growth of its business. Dividends receive favorable tax treatment in Hong Kong and other non-U.S. jurisdictions where the Company's principal stockholders reside, and the Company may pay cash dividends in the future. Any future determination to pay dividends will depend upon the Company's results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors.

    In December 1997, the Company entered into a Share Exchange Agreement with Carl Ka Wing Tong, Leo Sheck Pui Kwok and Acma Strategic Holdings Limited, all of whom reside or are domiciled outside the U.S., pursuant to which the Company issued an aggregate of 4,806,000 shares of common stock in exchange for all of the capital stock of CML, in Hong Kong corporation. The common stock was issued in reliance on available exemptions under U.S. federal securities laws, including Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements contained in this 10-KSB/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including factors set forth in the following discussion and under "Item 2. Description of Business," and other factors described in Exhibit 99.1 to this Form 10-KSB. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

    The Company is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. All of the Company's business and operations are conducted through CML, its wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka Wing Tong and Leo Sheck Pui Kwok to produce die-cast replicas of cars and other vehicles primarily for the collectibles industry. On December 30, 1997, CML completed an exchange reorganization with Davin Enterprises, Inc., a public company that was incorporated in Delaware in April 1987. In March 1998, Davin Enterprises, Inc. changed its name to Creative Master International, Inc.

    Through the exchange reorganization, the Company acquired all of the outstanding capital stock of CML from Messrs. Tong and Kwok and Acma Strategic Holdings Limited in exchange for the Company's issuance to them of 4,806,000 shares of common stock, representing approximately 96% of the Company's outstanding stock. Davin Enterprises, Inc. had no significant assets, liabilities, business or operations prior to the exchange reorganization. The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML. See Note 2 of Notes to Consolidated Financial Statements.

    The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. In March 1987, the Company built its first tooling and manufacturing factory in Guangzhou, China. The Company moved the factory to Dongguan in 1995, and in May 1996, the Company completed its second factory in Dongguan. In September 1996, the Company built its third factory, which it is in the process of expanding. The Company believes that this expansion will be completed by November 1998. In July 1997, the Company established a model-making division that is currently located in the Company's third factory. The Company is in the process of building a fourth factory at the Dongguan site to house this model-making division. This fourth factory will be operational by the end of 1998. This fourth factory will contain approximately 40,000 square feet of production area dedicated solely to model making and tool making and will accommodate up to 200 technicians. The Company is also building a fifth factory and related dormitory facilities with approximately 120,000 square feet of manufacturing space and accommodating up to 1,000 workers. Construction of this fifth factory began in July 1998 and the first phase is expected to be completed in March 1999. All the above-described factories are or will be located within a one-mile radius of each other. See "Description of Property -- Facilities and Planned Expansion."

    The Company's manufacturing operations in China are conducted through a Chinese limited liability company established in October 1994 between CML and a local Chinese partner. The Chinese subsidiary has a three-member board of directors, two of whom are appointed by the Company and one of whom is appointed by CML's local Chinese partner. Under the terms of the arrangement with the local Chinese partner, the local Chinese partner is not entitled to any profits or responsible for any losses from the subsidiary. Because of this profit-sharing arrangement, the subsidiary is regarded for accounting purposes as if it were wholly-owned by the Company.

    Historically, the Company has paid no taxes in China. The Company is subject to tax in Hong Kong at the statutory rate of 16% to 16.5%. However, under current interpretations of Hong Kong tax law, a Hong Kong company which derives revenues exclusively from manufacturing operations in China recognizes only 50% of its gross profit as taxable income in Hong Kong.

RESULTS OF OPERATIONS

    The following table sets forth selected statement of operations data as a percentage of net sales for the periods indicated.

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1995      1996      1997
                                                  -------   -------   -------

Net sales......................................    100.0%    100.0%    100.0%
Cost of goods sold.............................     78.9      69.6      78.4
Gross profit...................................     21.1      30.4      21.6
Selling, general and administrative expenses...     24.0      18.2      11.8
Interest expense, net..........................      0.9       1.0       0.6
Other expenses, net............................      1.0       4.0       0.8
Income (Loss) before income taxes                   (5.1)      6.9       6.2
   and minority interests......................
Minority interests.............................       --        --       0.5
Provision for income taxes.....................      0.5       1.1       0.8
Net income (loss)..............................     (5.6)      5.8       4.9

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

    Net Sales. The Company's net sales for 1997 increased $2,157,000, or 15%, to $16,211,000 from $14,054,000 for 1996. The increase was primarily due to increased sales to a new customer, Mattel, and increased sales to Drumwell Limited, the agent for Corgi Classic Cars. Sales to Mattel and Corgi amounted to approximately $2,400,000 and $683,000, respectively, in 1997.

    Cost of Goods Sold. The Company's cost of goods sold for 1997 was approximately $12,703,000, an increase of approximately $2,921,000, or 30%, from approximately $9,782,000 for 1996. Such increase reflected higher sales volume, as well as increases of approximately $949,000 in salaries and direct labor costs, approximately $795,000 in sub-contracting charges for the production of molds and approximately $233,000 in depreciation charges. Cost of goods sold constituted 78% of net sales in 1997, compared to 70% in 1996. The increase was primarily a result of staff increases and production inefficiencies associated with the start-up of production of new customer orders and operations at the Company's new manufacturing facilities.

    Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses totaled approximately $1,921,000 in 1997, a decrease of $631,000, or 25%, from approximately $2,552,000 in 1996. The decrease was primarily the result of a higher acceptance rate of products by customers, which resulted in lower repair costs for the Company, and reduced air freight charges resulting from better compliance with customers delivery schedules. Air freight charges are typically incurred only when the Company fails to meet customer delivery schedules. The higher acceptance rate resulted from better quality control and an improvement in meeting product delivery schedules. Selling, general and administrative expenses constituted 12% of net sales in 1997 and 18% in 1996.

    Interest Expense, Net. The Company's net interest expense was $104,000 in 1997 compared to a net interest expense of $140,000 in 1996. The decrease in net interest expenses resulted from an increase in interest income arising from higher average bank balances and higher prevailing interest rates in 1997.

    Minority Interests. Minority interests were approximately $82,000 in 1997. There were no minority interests in 1996.

    Provision for Income Taxes. The Company's effective income tax rate was 13% in 1997 and 16% in 1996. The decrease in 1997 was primarily due to an increase in the recognized tax losses contributed by the Company's Hong Kong subsidiaries.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Net Sales. The Company's net sales in 1996 totaled approximately $14,054,000, an increase of approximately $4,072,000, or 41%, from approximately $9,982,000 for 1995. This growth resulted from increased sales to Danbury Mint and the addition of two new customers, Tyco and Brookfield, and was supported by an increase in the Company's production capacity. Sales to Danbury Mint increased to approximately $11,418,000 in 1996 from approximately $8,055,000 in 1995. New orders from Tyco and Brookfield amounted to approximately $714,000 and $1,081,000, respectively.

    Cost of Goods Sold. The Company's cost of goods sold for 1996 was approximately $9,782,000, an increase of approximately $1,904,000 or 24% from approximately $7,878,000 for 1995. This reflected an increase of approximately $986,000 in materials cost and an increase of approximately $395,000 in direct labor costs. Costs of goods sold constituted 70% of net sales in 1996, compared to 79% in 1995. The reduction was primarily a result of increased operating efficiencies at the Company's Dongguan facilities and the shut down of its Guangzhou facility.

    Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses totaled $2,552,000 in 1996 compared to $2,394,000 in 1995, an increase of $158,000 or 7%. The increase resulted primarily from increased administrative costs related to the Company's increased manufacturing capacity. Selling, general and administrative expenses decreased to 18% of net sales in 1996 from 24% of net sales in 1995, a decrease of 6%.
The decrease as a percentage of sales resulted from costs the Company incurred in relocating its manufacturing operations from Guangzhou to the Dongguan facilities in 1995, which was not expensed in 1996.

    Interest Expense, Net. The Company's net interest expense was $140,000 in 1996 compared to a net interest expense of $88,000 in 1995. The increase in interest expense was primarily due to increased borrowings to purchase additional machinery and equipment.

    Minority Interests.  There were no minority interests in 1996 or 1995.

    Provision for Income Taxes. The Company's effective income tax rate was 16% in 1996. In 1995, the Company paid approximately $52,000 in income taxes despite having a consolidated net loss before income taxes and minority interests of approximately $507,000 due to taxes on net income of certain of its Hong Kong subsidiaries. The effective rate increased because the amount of net loss of certain of the Company's subsidiaries substantially decreased in 1996. The net loss incurred by those subsidiaries decreased to $472,000 in 1996 from $743,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has financed its operations through a combination of cash from operations, bank financing and capital lease arrangements. The Company's operations provided cash of approximately $696,000 in 1997 and approximately $1,048,000 in 1996. Investing activities generated approximately $16,000 in 1997 and used approximately $854,000 in 1996. The Company used approximately $672,000 of cash in financing activities during 1997. The Company generated approximately $115,000 of cash in financing activities during 1996.

    Cash and bank deposits, as of December 31, 1997 and 1996, were $471,000 and $435,000, respectively.

    At December 31, 1997, net accounts and bills receivable totaled approximately $2,827,000 as compared to approximately $1,733,000 at December 31, 1996. These increases were due primarily to increased sales. Consistent with practice in the die-cast collectibles industry, the Company offers 30 to 60 days accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties. Creative Master actively monitors the creditworthiness of its customers, and to date has not experienced any significant problems with collection of its accounts receivable. See Note 22 of Notes to Consolidated Financial Statements.

    The Company's accounts payable and accrued liabilities increased by approximately $996,000, to approximately $3,487,000 at December 31, 1997 as compared to approximately $2,491,000 at December 31, 1996.

    The Company's inventories increased by approximately $1,384,000 or 90%, to approximately $2,928,000 at December 31, 1997 as compared to approximately $1,544,000 at December 31, 1996. Inventory increases resulted from increases in the Company's purchase of materials to support increased sales.

    In 1997, additions to property, plant and equipment were $1,226,000 as compared to $1,198,000 in 1996. In each of these periods, the Company expanded its facilities and entered into capital leases for plant and equipment. The Company anticipates that it will make approximately $3,241,000 of additional expenditures to expand and improve its manufacturing operations during 1998. As of December 31, 1997, the aggregate outstanding amount under all capital leases was approximately $1,030,000 as compared to approximately $503,000 at December 31, 1996.

    The Company repaid short-term bank loans of approximately $825,000 in 1997 and obtained equipment lease financing in the aggregate amount of approximately $835,000. The Company also obtained additional short-term bank loans in the total amount of approximately $1,097,000 secured by the individual guarantees of Messrs. Tong and Kwok and by the corporate guarantee of Acma Strategic Holdings Limited, its principal stockholder, and a standby letter of credit from Acma Ltd., the parent corporation of Acma Strategic Holding Limited.

    The Company has revolving lines of credit with Hang Seng Bank, Banque Nationale de Paris, Bank of China and Commonwealth Finance Corporation Limited. As of December 31, 1997, the Company had approximately $1,290,000 outstanding under these revolving lines of credit.

    The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, capital expenditures and debt service requirements. The Company has no capital commitments to purchase machinery or tools but expects to spend approximately $3,241,000 to purchase such items during 1998. The Company anticipates that its capital expenditures will increase substantially in 1999 due to the planned expansion and improvement of its manufacturing facilities.

    The Company expects that its principal sources of cash will be net cash from operating activities, borrowings under existing lines of credit and potential new bank lines. The Company believes that these sources will be adequate to meet the Company's anticipated cash requirements for at least the next twelve months. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to further expand its manufacturing facilities beyond the currently planned expansion. See "Item 2. Description of Property -- Facilities and Planned Expansion." In the event that the Company requires additional capital, it may issue additional equity securities, which could result in dilution to existing stockholders, or borrow funds, which could adversely affect operating results.

    Inflation. The Company believes that inflation has not had a material impact on its business in recent years.

Year 2000 Compliance

    The Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the Company's implementation of the necessary systems and changes to address the year 2000 issues. If the Company is unable to implement such systems and changes in a timely manner, it could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also relies, directly and indirectly, on external systems of business enterprises such as financial institutions, government agencies, customers and suppliers for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected by disruptions in the operation of the enterprises with which the Company interacts.

Currency Exchange Fluctuations

    All of the Company's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and renminbi, the Chinese currency, the basic unit of which is the yuan. Given the current Asian financial crisis, there can be no assurance that the yuan-to-U.S.

dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or renminbi relative to the U.S. dollar would be likely to reduce the Company's expenses, any material increase in the value of the Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

Seasonality

    Each year, the Company ceases production for a two-week period due to the Chinese New Year holiday, which occurs during late January or early February. This holiday shutdown has typically resulted in lower revenues during the first quarter of each year than during the other three quarters.

    The Company experiences fluctuations in quarterly sales due to the timing of receipt of orders from customers and product shipments. The Company also incurs substantial tooling and other costs of manufacturing new products from three to nine months in advance of obtaining the first customer orders for the new product. This long lead time may contribute to fluctuations in the Company's quarterly results of operations.

International Sales

    The Company sells substantially all of its products to customers in the U.S. and Europe. In 1997, approximately 6.2% of the Company's net sales were attributable to sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

ITEM 7. FINANCIAL STATEMENTS

    The Consolidated Financial Statements which are attached hereto as pages F-1 through F-26 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers, directors, director nominees and key employee of Creative Master and their ages and positions with Creative Master as of September 1, 1998 are as follows:

        NAME                     AGE                            POSITION/(1)/
        ----                     ---                            -------------
EXECUTIVE OFFICERS AND DIRECTORS
Carl Ka-Wing Tong.............    48     President, Chief Executive Officer, Chief Financial Officer
                                         and Chairman of the Board
Leo Sheck-Pui Kwok............    42     Chief Operating Officer and Director
Henry Hai-Lin Hu..............    53     Executive Vice President-Marketing
Shing Kam Ming................    37     Senior Vice-President and Controller
Paul Mo.......................    46     Senior Vice-President - Marketing Services and Secretary
Denny Cheng...................    37     Vice-President - Customer Service and Engineering
Chou Kong Seng................    43     Director

KEY EMPLOYEE
Albert Chui...................    48     Assistant Vice President - Quality Assurance

_______________

(1) Each of the executive officers and key employees of the Company also serves in various corresponding capacities with CML or its subsidiaries.


EXECUTIVE OFFICERS AND DIRECTORS

    Carl Ka-Wing Tong is the Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company. He has served as Chairman, Chief Executive Officer and President since December 1997 and Chief Financial Officer since September 1998. He also serves as a Director of Acma Strategic Holdings Limited. Mr. Tong co-founded CML in 1986. From 1993 to 1995, he also served as Chief Financial Officer of ZIC Holdings Limited, the holding company of Zindart Industrial Co. Ltd., a manufacturer of toys and collectibles. Prior to founding CML, from 1985 to 1987 Mr. Tong was Vice President of Citibank N.A.'s Institutional Banking, Specialized Finance Group. He is a certified public accountant in Hong Kong and a chartered accountant in the United Kingdom. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

    Leo Sheck-Pui Kwok has been the Chief Operating Officer and a Director of the Company since December 1997. Mr. Kwok co-founded CML in 1986. Before founding CML, Mr. Kwok worked for the Hallmark Group in Asia from 1980 to 1987, where his last position was as the Chief Merchandise Manager.

    Henry Hai-Lin Hu has been Executive Vice-President-Marketing of the Company since September 1998. Prior to joining the Company, from 1996 through 1998 Mr. Hu served in executive management positions with various Hong Kong toy manufacturers. Mr. Hu also served as the Chairman and Chief Executive Officer of Zindart Industrial Co., Ltd. from 1993 until 1996.

    Shing Kam Ming has been the Senior Vice-President of the Company since January 1998. He also served as Chief Financial Officer until September 1998, when he was appointed Controller. Mr. Shing joined Creative Master Limited in March 1993 as Manager - Finance and Administration.

    Paul Mo has served as the Company's Senior Vice President - Marketing Services since August 1996 and as Secretary of the Company since September 1998. Mr. Mo joined the Company as Director of Engineering in November 1994 and helped establish the Company's first Dongguan factory. Prior to joining the Company, from 1992 to 1994 he was a General Manager of Sinomex (Hong Kong).

    Denny Cheng has served as Vice President-Customer Service and Engineering since November 1996. Before joining the Company, Mr. Cheng served as an Engineering Manager with Sinomex (Hong Kong) from 1993 to 1996.

    Chou Kong Seng has been a director of the Company since December 1997. Mr. Chou has been the Finance Director of Acma Limited, a Company listed on the Singapore stock exchange since 1994. He also serves as a Director of Acma Strategic Holdings Limited, a principal stockholder of the Company. Before joining Acma Limited, he was a senior manager with KPMG Peat Marwick LLP in Singapore.

KEY EMPLOYEE

    The Company also considers the following person to be important to its operations:

    Albert Chui has served as Assistant Vice President - Quality Assurance and Training since 1996. Before joining the Company, Mr. Chui served as a plant manager with Sunshine Toys Manufacturing Limited from 1995 to 1996. In addition, Mr. Chui worked as a quality manager with Artin Industries Company Limited from 1993 to 1994.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Under the federal securities laws, the Company's directors, executive officers, and any person holding more than 10% of the Company's Common Stock, are required to report their ownership of the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in this form 10-KSB/A any failures to file by these dates during the last fiscal year. Based upon the Forms 3, 4 and 5 filed with the Securities and Exchange Commission during 1997, the following persons failed to file timely reports. Each of Carl Ka Wing Tong, Leo Sheck Pui Kwok, Paul Mo, Denny Cheng, Chou Kong Seng, Acma Strategic Holdings Limited and Acma Investments Pte., Ltd. failed to file a Form 3 for the share exchange and management and director changes which were effected on December 31, 1997. Each such person also failed to file a Form 5 with respect to the failure to file timely a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

    Summary Compensation Table. The following table sets forth certain information regarding compensation earned by the Company's Chief Executive Officer and its one other executive officer (the "Named Executive Officers") whose compensation exceeded $100,000 for the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                            ---------------------------------------
                                   FISCAL                             OTHER ANNUAL
  NAME AND PRINCIPAL POSITION       YEAR       SALARY      BONUS     COMPENSATION(1)
-------------------------------    ------   -----------  ---------   --------------
Carl Ka-Wing Tong, President,
  Chief Executive Officer and
  Chief Financial Officer.......     1997   $115,000(2)    $  --            --
                                     1996     88,000(2)       --            --
                                     1995     12,000(4)       --            --

Leo Sheck-Pui Kwok
  Chief Operating Officer.......     1997   $ 46,000      $4,000         $63,000(3)
                                     1996     43,200          --          59,000(3)
                                     1995    102,000(5)       --            --

_____________________

(1) Does not include dividends paid to the Named Executive Officers with respect to shares of stock of CML. See "Item 12. Certain Relationships and Related Transactions -- Dividends."
(2) Represents compensation paid to Acma Strategic Holdings Limited for consulting services. See "Item 12. Certain Relationships and Related Transactions -- Tong Consulting Arrangement."
(3) Pursuant to an agreement dated January 2, 1996, the Company leases from Wellholding Limited, a company beneficially owned by Mr. Kwok, a Hong Kong apartment in which Mr. Kwok resides. The lease calls for a monthly rental of approximately $5,000. The term of such lease expires in August 2000.
(4) Represents compensation paid to Carl Tong & Associates Management Consultancy Limited, a Company beneficially owned by Mr. Tong, for Mr. Tong's services. See "Item 12. Certain Relationships and Related Transactions -- Tong Consulting Agreement."
(5) Represents compensation paid to Excel Master Limited, a company beneficially owned by Mr. Kwok at such time.

COMPENSATION PURSUANT TO PLANS

    Pension Plan. In January 1997, CML adopted a defined contribution pension plan (the "Pension Plan") which is available to all of the Company's Hong Kong employees with at least three months of continuous service. Participating employees may make monthly contributions to the Pension Plan of up to 5% of each employee's base salary, with matching contributions by the Company. The Hong Kong employees (or their beneficiaries) are entitled to receive their entire contribution and the Company's matching contributions, with accrued interest thereon, upon retirement or death of the employee. Upon resignation or termination (other than for serious misconduct), employees are entitled to receive their entire contributions to the Pension Plan, with accrued interest thereon, plus the vested portion of the Company's matching contributions. A participating employee becomes fully vested with respect to 30% of the Company's matching contributions to the Pension Plan after completing three years of service with the Company and becomes vested with respect to an additional 10% of the Company's matching contributions for each year of continuous service thereafter through year ten. CML's subsidiaries, Excel Master Limited and Carison Engineering Limited, have each adopted pension plans for their employees which are identical to the Pension Plan.

DIRECTOR AND OFFICER INDEMNIFICATION AND LIABILITY

    As is customary among Delaware corporations, the Company's amended Certificate of Incorporation eliminates the liability of directors of the Company for monetary damages for breach of their fiduciary duty as directors, except (i) for breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions by the director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for willful or negligent declaration of an unlawful dividend, stock purchase or redemption; and (iv) for transactions from which the director derived an improper personal benefit. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. The Certificate of Incorporation also provides for indemnification of officers and directors of the Company to the fullest extent permitted under Delaware law.

    The Company believes that it is the position of the Commission that, insofar as the forgoing provisions may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended (the "Securities Act"), the provisions are against public policy as expressed in the Securities Act and are, therefore, unenforceable.

DIRECTOR COMPENSATION

    The Company reimburses each director for reasonable expenses incurred in attending meetings of the Company's board of directors. Directors currently receive no other compensation for their services as Directors.

    The Board of Directors currently has no standing committees.

EMPLOYMENT AGREEMENTS

    The Company is party to a consulting agreement with Acma Strategic Holdings Limited, which in turn has entered into a consulting agreement with Carl Tong & Associates Management Consultancy Limited, a company beneficially owned by Carl Ka-Wing Tong ("Associates Management"), pursuant to which Mr. Tong acts as Managing Director of Acma Strategic Holdings Limited and performs certain other duties, including acting as the President, Chief Executive Officer and Chief Financial Officer of the Company. The terms of these agreements are described under "Item 12. Certain Relationships and Related Transactions -- Tong Consulting Arrangement." Consulting arrangements such as the Company's arrangements with Mr. Tong are commonplace in Hong Kong.

    In January 1996, the Company entered into a service agreement with Leo Sheck Pui Kwok pursuant to which he was appointed as an executive officer of the Company, effective as of February 1, 1996, for a term of three years. The appointment automatically renews for a one-year term on each anniversary beginning on February 1, 1999, unless either party provides six months written notice to terminate the agreement. Mr. Kwok receives a salary of $46,000 per year and a bonus of up to 2.5% of the Company's net after-tax profits on a consolidated basis, provided the Company achieves certain net income targets.
In addition, the Company provides Mr. Kwok with a residence allowance of approximately $5,000 per month.

    Other than Mr. Kwok, the Company's executive officers and key employees are not subject to any noncompetition agreements or other contractual obligations regarding the confidentiality of this Company's trade secrets or other information.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of common stock as of September 30, 1998 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of common stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company, and (iv) all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners.

                                                         COMMON STOCK OWNED
                                                        PRIOR TO THE OFFERING
                                                       ----------------------

            NAME AND ADDRESS OF                        NUMBER OF   PERCENT OF
            BENEFICIAL OWNER(1)                         SHARES        CLASS
            -------------------                        ----------  ----------

            Carl Ka-Wing Tong(2).....................     344,195       6.9%
              Casey Ind. Bldg., 8th Floor
              18 Bedford Rd., Taikoktsui
              Kowloon, Hong Kong

            Leo Sheck-Pui Kwok(3)....................     753,250      15.1
              Casey Ind. Bldg., 8th Floor
              18 Bedford Rd., Taikoktsui
              Kowloon, Hong Kong

            Acma Ltd. (4)............................   3,402,573      68.0
              17 Jurong Port Road
              Singapore 619092

            All directors and officers as a group
              (9 persons)............................   1,097,445      22.0

____________________

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Mr. Tong is a Managing Director and 10% shareholder of Acma Strategic Holdings Limited. As such, Mr. Tong shares investment and voting power with respect to the shares beneficially owned by Acma Strategic Holdings
    Limited (see footnote 4), as to which he disclaims beneficial ownership. Acma Strategic Holdings Limited guarantees a banking facility of the Company.

(3) The shares shown are held of record by Superego, Inc., a British Virgin Islands company beneficially owned by Mr. Kwok.

(4) The shares shown as being owned by Acma Ltd. consist of 2,450,876 shares held of record by Acma Strategic Holdings Limited and an additional 951,697 shares held of record by Acma Investments Pte., Ltd., a wholly-owned subsidiary of Acma Ltd. Acma Investments Pte., Ltd. is a 90% shareholder of Acma Strategic Holdings Limited. Acma Strategic Holdings Limited has guaranteed the Company's indebtedness under its bank credit facilities and Acma Ltd. has provided a standby letter of credit in favor of one of the Company's lenders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Tong Consulting Arrangement. In January 1996, the Company entered into a consulting agreement with Acma Strategic Holdings Limited ("Acma Strategic"), the principal stockholder of the Company. See "--Acma Consulting Arrangement" below. Mr. Tong is a director and 10% shareholder of Acma Strategic. In turn, Acma Strategic entered into a consulting agreement with Associates Management, a company beneficially owned by Mr. Tong, pursuant to which Mr. Tong acts a director of Acma Strategic and performs such other duties as requested by Acma Strategic, including acting as Chief Executive Officer, President and Chief Financial Officer of the Company. Acma Strategic is an investment company whose only investment is its ownership of common stock of the Company. Also, pursuant to the agreement between Associates Management and Acma Strategic, Associates Management is entitled to receive the entire amount of any bonus paid to Acma Strategic by the Company under the consulting agreement between the Company and Acma Strategic. The Company pays a bonus of up to 2.5% of its net after-tax profits on a consolidated basis. During 1996 and 1997, the Company paid consulting fees to Acma Strategic in the amounts of $88,000 and $115,000, respectively, including bonuses. In 1996 and 1997, Acma Strategic paid consulting fees to Associates Management in the amounts of $239,000 and $261,000, respectively, including bonuses.

   Acma Consulting Arrangement. In January 1996, the Company entered into a consulting agreement with Acma Strategic under which Acma Strategic will receive an annual consulting fee of approximately $106,000. In addition, under the terms of the agreement the Company may, at its discretion pay Acma Strategic a performance bonus of up to 2.5% of the Company's consolidated net after-tax profits (but not exceeding the highest bonus paid to any executive of CML). During 1996 and 1997, the Company paid consulting fees in the amounts of $88,000 and $115,000, respectively, to Acma Strategic for consulting services provided. These services consisted primarily of management of manufacturing facilities, production design and personnel matters. In addition, pursuant to a consulting agreement between Acma Strategic and Associates Management, Acma Strategic pays Associates Management the amount of any bonus it receives from its consulting agreement with the Company.

   Loans to Company. Messrs. Kwok and Tong had outstanding certain non-interest bearing loans to CML in the amounts of $614,000 and $316,000, respectively as of December 31, 1996 and $612,000 and $316,000, respectively, as of December 31, 1997. The loans were repayable on demand.

   In addition, in 1997 Acma Strategic advanced $9,000 on CML's behalf.

   Loans from Company. During 1996 and 1997, Mr. Tong borrowed certain amounts from CML. The maximum balance of such loans at any one time was $124,000. As of December 31, 1997, the amount outstanding was $67,000. As of that date, however, CML owed Mr. Tong $316,000. See "-- Loans to Company."

   Dividends. During the year ended December 31, 1997, Carison Engineering Limited, a subsidiary 70% owned by the Company, paid a dividend in the amount of approximately $215,000. K.T. Yiu, Vice-President - Mold Engineering and Production of the Company and 30% shareholder of Carison Engineering Limited, received approximately $64,500 of such dividend. For the year ended December 31, 1997, CML declared dividends in the amounts of approximately $183,000 to Acma Strategic, approximately $108,000 to Leo Sheck Pui Kwok and approximately $32,000 to Carl Ka Wing Tong. These dividends were declared and will be paid strictly in accordance with their respective share holdings in CML.

   Guarantees of Company Debt. As of December 31, 1996 and 1997, the Company had $782,000 and $1,290,000 outstanding under credit facilities which Messrs. Tong and Kwok personally guarantee. The facilities are also secured by a mortgage on certain real property owned by Mr. Tong. Additionally, Acma Strategic guarantees certain of the Company's debt and Acma Ltd. has provided a standby letter of credit in favor of one of the Company's lenders to further secure the Company's obligations.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

(b)  Exhibits

     The following exhibits are filed as part of this report:

     Exhibit
     Number     Description
     ------     -----------
      3.1       Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 of the Company's Form SB-2 filed on
                October 21, 1998).

      3.2 Bylaws of the Company (incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY).

      4.1       Specimen Stock Certificate of the Company.*

     10.1       Share Exchange Agreement by and among Davin Enterprises, Inc.,
                Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                December 15, 1997 (incorporated by reference to exhibit 10.2 of the Company's Form SB-2 filed on October 21, 1998).

     10.2       Joint Enterprise Agreement between Creative Master Limited and
                Dongguan Heng Li Trading Company dated September 10, 1994
                (incorporated by reference to exhibit 10.3 of the Company's Form
                SB-2 filed on October 21, 1998).

     10.3       Supplement to Joint Enterprise Agreement between Creative Master
                Limited and Dongguan Heng Li Trading Company dated April 1, 1996
                (incorporated by reference to exhibit 10.4 of the Company's Form
                SB-2 filed on October 21, 1998).

     10.4       Processing Agreement between Creative Master Limited and
                Dongguang Process Assembly Servicing Company dated June 11,
                1995.*

     10.5       Entrepreneur Agreement by and among Creative Master Limited,
                Chen Hao Qiang, Gan Zi Kuen and Wu Qing Su (undated)
                (incorporated by reference to exhibit 10.8 of the Company's Form
                SB-2 filed on October 21, 1998).

     10.6       Letter to extend credit facilities between Banque Nationale de
                Paris Hong Kong Branch and Creative Master Limited dated April
                21, 1997 (incorporated by reference to exhibit 10.11 of the Company's Form SB-2 filed on October 21, 1998).

     10.7 Letter agreement to extend credit facilities between Bank of China, Hong Kong Branch and Creative Master Limited dated May
                25, 1992 (incorporated by reference to exhibit 10.12 of the Company's Form SB-2 filed on October 21, 1998).

     10.8 Letter agreement to extend credit facilities between Commonwealth Finance Corporation Limited and Creative Master
                Limited dated December 20, 1997 (incorporated by reference to exhibit 10.13 of the Company's Form SB-2 filed on October 21,
                1998).

     10.9       Consultancy Agreement between Creative Master Limited and Acma
                Strategic Holdings Limited dated January 19, 1996 (incorporated by reference to exhibit 10.2 of the Company's Form 10-KSB filed on September 2, 1998).

     10.10      Consultancy Agreement between Carl Tong & Associates Management
                Consulting Limited and Acma Strategic Holdings Limited dated
                January 19, 1996 (incorporated by reference to exhibit 10.1 of the Company's Form 10-KSB filed on September 2, 1998).

     10.11 Joint and Several Guarantee By Individuals or Partner in a Firm by and among Commonwealth Finance Corporation Limited, Carl Tong and Leo Kwok dated March 30, 1993 (incorporated by reference to exhibit 10.16 of the Company's Form SB-2 filed on October 21,
                1998).

     10.12 Guarantee to be Given by an Individual by and between Commonwealth Finance Corporation Limited and Carl Tong dated
                March 30, 1993 (incorporated by reference to exhibit 10.17 of the Company's Form SB-2 filed on October 21, 1998).

     10.13 Guarantee to be Given by an Individual by and between Commonwealth Finance Corporation Limited and Leo Kwok dated
                March 30, 1993 (incorporated by reference to exhibit 10.18 of the Company's Form SB-2 filed on October 21, 1998).

--------------
* To be filed by amendment

     10.14 Creative Master Limited Defined Contribution Scheme Rules effective January 1, 1997 (incorporated by reference to exhibit
                10.19 of the Company's Form SB-2 filed on October 21, 1998).

     10.15 Hang Seng Pooled Provident Plan Defined Contribution Policy by and between Excel Master Limited and Hang Seng Life Limited effective January 1, 1997; and Excel Master Limited Defined
                Contribution Scheme Rules (incorporated by reference to exhibit
                10.20 of the Company's Form SB-2 filed on October 21, 1998).

     10.16 Hang Seng Pooled Provident Plan Defined Contribution Policy by and between Carison Limited and Hang Seng Life Limited effective
                January 1, 1997; and Carison Limited Defined Contribution Scheme
                Rules (incorporated by reference to exhibit 10.21 of the Company's Form SB-2 filed on October 21, 1998).

     10.17      Service Agreement by and between Creative Master Limited and Leo
                Kwok dated January __, 1996 (incorporated by reference to exhibit 10.22 of the Company's Form SB-2 filed on October 21,
                1998).

     10.18      Factory and dormitory leases for CML No. 1.*

     10.19      Factory and dormitory leases for CML No. 2.*

     10.20      Factory and dormitory leases for CML No. 3.*

     10.21      Factory and dormitory leases for CML No. 4.*

     10.22      Factory and dormitory leases for CML No. 5.*

     10.23      Joint Enterprise Agreement between Creative Master Limited and
                Dongguan Changying Toys Factory Co. (not dated).*

     10.24      Import Material & Processing Agreement between Dongguang Process
                Assembly Servicing Company and the Company dated November 10,
                1995.*

     10.25 Lease of Unit B, Casey Industrial Building, Kowloon, Hong Kong between Creative Master Limited and Fortune Wind Investments
                Limited dated April 3, 1997.*

     10.26 Lease of Unit A1, Casey Industrial Building, Kowloon, Hong Kong between Excel Master limited and Fortune Wind Investments
                Limited.*

     10.27 Lease of Unit A2, Casey Industrial Building, Kowloon, Hong Kong between Creative Master Limited and Fortune Wind Investments
                Limited.*

     10.28      Loan Agreement dated January 31, 1996 between Carl Tong and
                Sheck Pui Kwok as lenders and Creative Master Limited as borrower in the aggregate amount of H.K. $1,000,000
                (incorporated by reference to exhibit 10.34 of the Company's
                From SB-2 filed on October 21, 1998).

     10.29      Loan Agreement dated April 18, 1995 between Carl Tong and Sheck
                Pui Kwok as lenders and Creative Master Limited as borrower in the aggregate amount of H.K. $2,000,000 (incorporated by reference to exhibit 10.35 of the Company's From SB-2 filed on October 21, 1998).

     10.30      Lease of apartment from Wellholding Limited by Creative Master
                Limited dated January 2, 1996 (incorporated by reference to exhibit 10.38 of the Company's Form SB-2 filed on October 21,
                1998).

     21.1 List of Subsidiaries (incorporated by reference to exhibit 21.1 of the Company's Form SB-2 filed on October 21, 1998).

     23.1       Consent of Arthur Andersen & Co. (incorporated by reference to
                Page II-7).

     99.1       Other Considerations.


--------------
* To be filed by amendment

INDEX TO FINANCIAL STATEMENTS


                                                                                       Page
                                                                                     --------

Report of Independent Public Accountants                                                F-2

Consolidated Balance Sheets - as of December 31, 1996 and 1997                          F-3

Consolidated Statements of Operations -for each of the three years ended                F-4
 December 31, 1995, 1996 and 1997

Consolidated Statements of Cash Flows - for each of the three years ended               F-5
 December 31, 1995, 1996 and 1997

Consolidated Statements of Changes in Stockholders' Equity - for each of                F-7
 the three years ended December 31, 1995, 1996 and 1997

Notes to Consolidated Financial Statements                                              F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Creative Master International,
Inc.:


We have audited the accompanying consolidated balance sheets of Creative Master International, Inc. (a company incorporated in the State of Delaware, United States of America; formerly known as Davin Enterprises, Inc.; "the Company") and Subsidiaries ("the Group") as of December 31, 1996 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 1995, 1996 and 1997. These financial statements give retroactive effect, for all years presented, to the acquisition of Creative Master Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong

Hong Kong,
September 30, 1998.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1996 AND 1997

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                                                   DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                  NOTE                1 9 9 6                     1 9 9 7
                                                                ---------     -----------------------     -----------------------
                                                                                       $'000                       $'000
ASSETS
------

Current assets:
  Cash and bank deposits....................................           19                         435                         471
  Accounts receivable, net..................................            5                       1,733                       2,827
  Deposits and prepayments..................................            6                         204                         307
  Inventories, net..........................................            7                       1,544                       2,928
  Due from a related company................................           20                          41                           -
                                                                              -----------------------     -----------------------

    Total current assets....................................                                    3,957                       6,533

Machinery, equipment and capital leases.....................            8                       2,398                       3,155
Long-term investment........................................            9                           1                           1
Goodwill....................................................           10                         395                         810
Deferred taxation...........................................           14                           1                           -
                                                                              -----------------------     -----------------------

    Total assets............................................                                    6,752                      10,499
                                                                              =======================     =======================

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
-----------------------------------

Current liabilities:
  Short-term bank borrowings................................           11                         782                       1,290
  Capital lease obligations, current portion................           12                         258                         764
  Accounts payable..........................................                                    1,512                       1,908
  Deposits from customers...................................                                        -                         560
  Accrued liabilities.......................................           13                         979                       1,579
  Due to directors..........................................           20                         879                         861
  Due to parent company.....................................           20                           -                           9
  Taxation payable..........................................           14                          18                          68
  Dividend payable..........................................                                        -                         323
                                                                              -----------------------     -----------------------

    Total current liabilities...............................                                    4,428                       7,362

Capital lease obligations, non-current portion..............           12                         245                         266
Deferred taxation...........................................           14                           -                          57
                                                                              -----------------------     -----------------------

    Total liabilities.......................................                                    4,673                       7,685
                                                                              -----------------------     -----------------------

Minority interests..........................................                                        -                          75
                                                                              -----------------------     -----------------------

Stockholders' equity:
  Common stock, par value $0.0001; authorized
   60,000,000 shares; outstanding and fully paid
   4,999,746 shares.........................................           16                           1                           1


  Additional paid-in capital................................                                    1,202                       1,401
  Retained earnings.........................................                                      872                       1,337
  Cumulative translation adjustments........................                                        4                           -
                                                                              -----------------------     -----------------------

    Total stockholders' equity..............................                                    2,079                       2,739
                                                                              -----------------------     -----------------------

    Total liabilities, minority interests and
     stockholders' equity...................................                                    6,752                      10,499

                                                                              =======================     =======================

   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                      YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                        NOTE             1 9 9 5               1 9 9 6               1 9 9 7
                                      --------       --------------        --------------        --------------
                                                          $'000                 $'000                 $'000

Net sales..........................         21                9,982                14,054                16,211
Cost of goods sold.................                          (7,878)               (9,782)              (12,703)
                                                     --------------        --------------        --------------

    Gross profit...................                           2,104                 4,272                 3,508

Selling, general and
 administrative expenses...........                          (2,394)               (2,552)               (1,921)
Interest income....................                               -                     -                   112
Interest expense...................                             (88)                 (140)                 (216)
Other expenses, net................                             (96)                 (567)                 (137)
Gain on dilution of equity
 interest in a subsidiary..........                               -                     -                     -
Reorganization expense.............         15                    -                     -                  (284)
Amortization of goodwill...........                             (33)                  (44)                  (62)
                                                     --------------        --------------        --------------

    Income (Loss) before income
     taxes and minority interests..                            (507)                  969                 1,000

Provision for income taxes.........         14                  (52)                 (154)                 (130)
                                                     --------------        --------------        --------------

    Income (Loss) before minority
     interests.....................                            (559)                  815                   870

Minority interests.................                               -                     -                   (82)
                                                     --------------        --------------        --------------

    Net income (loss)..............                            (559)                  815                   788
                                                     ==============        ==============        ==============
Net income (loss) per common
 share.............................        4.k       $        (0.11)       $         0.16        $         0.16
                                                     ==============        ==============        ==============

Weighted average number of
 common shares outstanding.........                       4,999,746             4,999,746             4,999,746
                                                     ==============        ==============        ==============


   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           1 9 9 5         1 9 9 6         1 9 9 7
                                                        -------------   -------------   -------------
                                                            $'000           $'000           $'000
Cash flows from operating activities:
Net income (loss)...............................                 (559)            815             788
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities-
  Depreciation of machinery and equipment.......                  320             448             469
  Net (gain) loss on disposals of machinery and
   equipment....................................                   20              12              (6)
  Net (gain) loss on disposal of short-term
   investment...................................                  (14)              2               -
  Write-back of receivable from minority
   interests....................................                    -            (112)              -
  Write down of long-term investment............                  235             449               -
  Reorganization expense........................                    -               -             199
  Amortization of goodwill......................                   33              44              62
  Minority interests............................                    -               -              82
  Deferred income taxes.........................                    -              37              58
(Increase) Decrease in operating assets-
  Accounts receivable, net......................                 (471)           (766)         (1,094)
  Deposits and prepayments......................                  (15)           (130)              7
  Inventories, net..............................                  200            (980)         (1,161)
Increase (Decrease) in operating liabilities-
  Accounts payable..............................                  143             598             234
  Deposits from customers.......................                    -               -             560
  Accrued liabilities...........................                   64             600             439
  Due to parent company.........................                    -               -               9
  Taxation payable..............................                 (164)             31              50
                                                        -------------   -------------   -------------

     Net cash provided by (used in) operating
      activities................................                 (208)          1,048             696
                                                        -------------   -------------   -------------
Cash flows from investing activities:
  Acquisition of machinery and equipment........                 (474)           (804)            (24)
  Proceeds from disposals of machinery and
   equipment....................................                    -               8               -
  Proceeds from disposal of short-term
   investment...................................                  136              12               -
  Net cash outflow from acquisition of a
   subsidiary...................................                    -             (29)             (1)
  Decrease (Increase) in due from a related
   company......................................                    -             (41)             41
  Decrease (Increase) in due from directors.....                  303               -               -
                                                        -------------   --------------   ------------
     Net cash provided by (used in) investing
      activities................................                  (35)           (854)             16
                                                        -------------   -------------   -------------

                                                               (To be continued)

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)



                                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                           1 9 9 5                  1 9 9 6                  1 9 9 7
                                                     -----------------        -----------------        ----------------
                                                            $'000                    $'000                    $'000

Cash flows from financing activities:
  Increase (Decrease) in bank overdrafts.......                      -                      25                      (28)
  New short-term bank loans....................                    651                     564                    1,097
  Repayment of short-term bank loans...........                   (295)                   (468)                    (825)
  Increase in import trust receipts bank
   loans.......................................                      2                     166                       77
  Repayment of capital element of capital
   lease obligations...........................                   (203)                   (206)                    (605)
  (Decrease) Increase in due to directors......                    238                      34                      (18)
  Decrease in due to a related company.........                      -                       -                     (363)
  Finance from minority interests of a
   subsidiary..................................                      -                       -                        -
  Dividends paid to minority interests
   of a subsidiary.............................                   (370)                      -                       (7)
                                                   -------------------        -----------------        ----------------

     Net cash (used in) provided by
      financing activities.....................                     23                     115                     (672)
                                                   -------------------        -----------------        ----------------
Effect of cumulative translation
 adjustments...................................                     (1)                      -                       (4)
                                                   -------------------        -----------------        ----------------

Net increase (decrease) in cash and bank
 deposits......................................                   (221)                    309                       36

Cash and bank deposits, as of beginning
 of year.......................................                    347                     126                      435
                                                   -------------------        ----------------         ----------------

Cash and bank deposits, as of end of
 year..........................................                    126                     435                      471
                                                   ===================        ================         ================



   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                            Common stock
                                  -------------------------------       Additional                           Cumulative
                                    Number of                            paid-in           Retained          translation
                                     shares            Amount            capital           Earnings          adjustments
                                  -------------    --------------    ---------------    ---------------   -----------------
                                      '000             $'000              $'000              $'000              $'000

Balance as of December 31,
 1994..........................          5,000                 1              1,202                986                   6

Net loss.......................              -                 -                  -               (559)                  -

Dividends......................              -                 -                  -               (370)                  -

Translation adjustments........              -                 -                  -                  -                   1
                                 -------------    --------------    ---------------    ---------------     ---------------

Balance as of December 31,
 1995..........................          5,000                 1              1,202                 57                   7

Net income.....................              -                 -                  -                815                   -

Translation adjustments........              -                 -                  -                  -                  (3)
                                 -------------    --------------    ---------------    ---------------     ---------------

Balance as of December 31,
 1996..........................          5,000                 1              1,202                872                   4

Net income.....................              -                 -                  -                788                   -

Dividends......................              -                 -                  -               (323)                  -

Reorganization expense
 contributed by stockholders
 (Note 15).....................              -                 -                199                  -                   -

Translation adjustments........              -                 -                  -                  -                  (4)
                                 -------------    --------------    ---------------    ---------------     ---------------

Balance as of December 31,
 1997..........................          5,000                 1              1,401              1,337                   -
                                 =============    ==============    ===============    ===============     ===============


   The accompanying notes are an integral part of these financial statements.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)



1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

Creative Master International, Inc. ("the Company") is incorporated in the State of Delaware, United States of America. With effect from March 2, 1998, the Company changed its name from Davin Enterprises, Inc. to Creative Master International, Inc., the present one.

During the period from January 1, 1995 (the earliest date covered by this report) to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which is principally engaged in the trading of communication systems.

ACQUISITION OF CML

On December 30, 1997, the Company acquired 100% interest in Creative Master Limited ("CML"; a company incorporated in Hong Kong) by issuing 4,806,000 shares of common stock of par value $0.0001 each (after the reverse stock splits and the redenominations of par value as described in Note 16) to Acma Strategic Holdings Limited ("ASHL"; a company incorporated in Hong Kong), Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong. ASHL is 90% owned by Acma Ltd., a company incorporated in Singapore and listed on the Singapore Stock Exchange Limited, and 10% owned by Mr. Carl Ka-Wing Tong. CML and its subsidiaries (the "CML Group") are principally engaged in the manufacturing of collectible replica racing and classic cars for sale to customers in the United States of America and Europe. The CML Group maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China ("the PRC").


2.   BASIS OF PRESENTATION

The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of the CML Group. The historical stockholders' equity accounts of the Company as of December 31, 1995 and 1996 have been retroactively restated to reflect the issuance of 4,806,000 shares of common stock of par value $0.0001 each (after the effect of the reverse stock splits and the redenominations of par value as described in Note 16) in connection with the acquisition.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

3.   SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1997 were as follows:

                                                                       PERCENTAGE OF
                                               PLACE OF               EQUITY INTEREST
               NAME                         INCORPORATION                  HELD                  PRINCIPAL ACTIVITIES
----------------------------------        ------------------        ------------------         ------------------------

Creative Master Limited                       Hong Kong                       100%             Manufacturing and
                                                                                                 trading of collectible
                                                                                                 replica products

Excel Master Limited                          Hong Kong                       100%             Trading of collectible
                                                                                                 replica products

Mastercraft Engineering Limited               Hong Kong                       100%             Manufacturing of molds
  (formerly known as Queenex                                                Note b
  Enterprises Limited)

Carison Engineering Limited                   Hong Kong                        70%             Manufacturing of molds
  (formerly known as Carison                                                Note c
  Limited)

Techtime Industries Limited                   Hong Kong                        55%             Manufacturing of
                                                                                                 collectible replica
                                                                                                 products

Dongguan Chuangying Toys Factory              The PRC                       Note a            Manufacturing of
  Co., Ltd.                                                                                      collectible replica
                                                                                                 products

Notes -

a Dongguan Chuangying Toys Factory Co., Ltd. is a contractual joint venture established in the PRC to be operated for 12 years until October 2006. Under the joint venture agreement dated September 10, 1994 and the supplemental agreement dated April 1, 1996, the Group's joint venture partner is not entitled to any profit of the joint venture and is not responsible for any loss of the joint venture. In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
b Effective from April 15, 1998, Queenex Enterprises Limited changed its name to Mastercraft Engineering Limited ("MEL"), the present one. Prior to April 14, 1998, MEL was 100% owned by the Group. On April 14, 1998, MEL issued 9,000 shares of common stock of par value $0.129 each (equivalent of HK$1 each) to three parties which are not involved in management of the Company at par and 11,000 shares of common stock to the Group at par. As a result, the Group's equity interest in MEL was diluted from 100% to 70%, and recognized a gain on dilution of approximately $77,000.

c Effective from May 20, 1998, Carison Limited changed its name to Carison Engineering Limited, the present one.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a    BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

b    GOODWILL

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

c    CONTRACTUAL JOINT VENTURE

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
d    INVENTORIES

     Inventories are stated at the lower of cost, on a first-in first-out basis, and market value. Costs of work-in-process and finished goods are composed of direct materials, direct labor and an attributable portion of production overhead.

e    MACHINERY, EQUIPMENT AND CAPITAL LEASES

     Machinery, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: machinery and tools 3 to 10 years, leasehold improvements 3 to 10 years, furniture and office equipment 3 to 5 years, and motor vehicles 3 to 4 years. All ordinary repair and maintenance costs are expensed as incurred.

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

f    LONG-TERM INVESTMENTS

     Investments held for the long-term are stated at market value. Income from investments is accounted for to the extent of dividends received and receivable.

g    NET SALES

     Net sales represent the invoiced value of merchandise/molds supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

     Deposits or advanced payments from customers prior to delivery of goods and passage of title are recorded as deposits from customers.

h    INCOME TAXES

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
i    OPERATING LEASES

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j    FOREIGN CURRENCY TRANSLATION

     The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments. Aggregate losses (gains) from foreign currency transactions included in the results of operations for the years ended December 31, 1995, 1996 and 1997 were approximately $20,000, $104,000 and $47,000, respectively.

k    NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income (loss) for each year/period by the weighted average number of shares of common stock outstanding during the year/period, as if the common stock issued for the acquisition of CML (see Note 1) and the reverse stock splits and the redenominations of par value (see Note 16) had been consummated prior to the years/periods presented. The weighted average number of shares used to compute net income (loss) per common share was 4,999,746 for all years/periods presented.

l    USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

m    FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Group's financial instruments are carried at cost, which approximate their fair values.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

5.   ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                                               DECEMBER 31,
                                                    -----------------------------------
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
                                                    ===============     ===============


6.   DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                        1 9 9 6             1 9 9 7
                                                    ---------------     ---------------
                                                          $'000              $'000

Deposits for acquisition of molds                               105                 149
Rental and utility deposits                                      38                  69
Prepayments                                                      32                  83
Others                                                           29                   6
                                                    ---------------     ---------------

                                                                204                 307
                                                    ===============     ===============

7.   INVENTORIES

Inventories comprised:

                                                               DECEMBER 31,
                                                    -----------------------------------
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
                                                    ===============     ===============

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

8.   MACHINERY, EQUIPMENT AND CAPITAL LEASES

Machinery, equipment and capital leases comprised:

                                                               DECEMBER 31,
                                                    -----------------------------------
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
                                                    ===============     ===============


9.   LONG-TERM INVESTMENT

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which was principally engaged in the trading of communication systems. The carrying cost of the long-term investment represented:

                                                               DECEMBER 31,
                                                    -----------------------------------
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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

10.  GOODWILL

                                                               DECEMBER 31,
                                                    -----------------------------------
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
                                                    ===============     ===============



11.  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprised:

                                                               DECEMBER 31,
                                                    -----------------------------------
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
                                                    ===============     ===============

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3%, which ranged from 11.0% to 13.8% per annum as of December 31, 1997. They are collaterized by the Group's bank deposits of approximately $72,000 as of December 31, 1997, personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong, mortgage over real estate property owned by Mr. Carl Ka-Wing Tong, corporate guarantee provided by Acma Strategic Holdings Limited, and a standby letter of credit issued by Acma Ltd. (see Note 19). They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

Supplemental information with respect to short-term bank borrowings for the year ended December 31, 1997 are as follows:

                                   MAXIMUM AMOUNT           AVERAGE AMOUNT           WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                     OUTSTANDING              OUTSTANDING            INTEREST RATE AT           INTEREST RATE
                                     DURING THE               DURING THE                THE END OF                DURING THE
                                     YEAR/PERIOD              YEAR/PERIOD              YEAR/PERIOD               YEAR/PERIOD
                               --------------------     --------------------     --------------------      --------------------
                                        $'000                    $'000
YEAR ENDED
 DECEMBER 31, 1997
--------------------------

Overdrafts                                      111                       17                     12.5%                     12.1%
                               ====================     ====================     ====================      ====================

Short-term loans                                908                      686                     10.7%                     10.1%
                               ====================     ====================     ====================      ====================

Import trust receipts
 loans                                          448                      291                     12.5%                     11.9%
                               ====================     ====================     ====================      ====================


12.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                               DECEMBER 31,
                                                    -----------------------------------
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
                                                    ===============     ===============

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

13.  ACCRUED LIABILITIES

Accrued liabilities comprised:

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                        1 9 9 6             1 9 9 7
                                                    ---------------     ---------------
                                                         $'000               $'000

Accruals for operating expenses
-  Salaries, wages and bonus                                    360                 575
-  Subcontracting charges                                       230                 463
-  Rentals                                                       39                  41
-  Others                                                       214                 120
Accruals for purchases of loose tools and
 consumables                                                     64                 269
Others                                                           72                 111
                                                    ---------------    ----------------

                                                                979               1,579
                                                    ===============    ================


14.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5% for the years ended December 31, 1995, 1996 and 1997.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and is subject to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Group's income tax expenses would have been increased by approximately nil, nil and $8,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

Provision for income taxes comprised:

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                         1 9 9 5               1 9 9 6               1 9 9 7
                                   ------------------    ------------------    ------------------
Current taxes
-  Hong Kong Profits Tax                           52                   117                    72

Deferred taxes                                      -                    37                    58
                                   ------------------    ------------------    ------------------

                                                   52                   154                   130
                                   ==================    ==================    ==================

The reconciliation of the United States federal income tax rate to the effective income tax rate based on income (loss) before income taxes stated in the consolidated statements of operations is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                         1 9 9 5                 1 9 9 6                 1 9 9 7
                                   ------------------      ------------------      ------------------
United States federal income
 tax rate                                        35.0%                   35.0%                   35.0%

Non-taxable income arising
 from activities which
 qualified as offshore                           21.9%                   (6.5%)                  (6.0%)

Non-taxable/non-deductible
 activities                                      (7.2%)                  (4.8%)                  (3.6%)

Tax losses not recognized                       (93.3%)                  15.8%                    7.7%

Effect of different tax rates
 in foreign jurisdictions                        33.3%                  (23.6%)                 (20.1%)

                                   ------------------      ------------------      ------------------

Effective income tax rate                       (10.3%)                  15.9%                   13.0%
                                   ==================      ==================      ==================

Components of deferred tax assets (liabilities) as of December 31, 1996 and 1997 are as follows:

                                                                               DECEMBER 31,
                                                          ---------------------------------------------------
                                                                  1 9 9 6                     1 9 9 7
                                                          -----------------------     -----------------------
                                                                    $'000                       $'000

Cumulative tax losses                                                          77                          42

Accumulated differences between taxation allowance
 and depreciation expenses of machinery and equipment
                                                                              (76)                        (99)
                                                          -----------------------     -----------------------

Deferred taxation                                                               1                         (57)
                                                          =======================     =======================

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

15.  REORGANIZATION EXPENSE

The reorganization expense comprised (i) the valuation of $199,000 of the 305,984 shares of common stock of the Company (after the effect of reverse stock splits and the redenominations of par value as described in Note 16) transferred from Mr. Leo Sheck-Pui Kwok, Mr. Carl Ka-Wing Tong and Acma Strategic Holdings Limited, three of the Company's stockholders, to a consultant in return for his services in connection with Company's acquisition of CML as described in Note 1, and (ii) other professional fees for the acquisition of CML.


16.  SHARE CAPITAL

During the period from January 1, 1995 (the earliest date covered by this report) to May 28, 1996, the Company had authorized share capital of 250,000,000 shares of common stock, par value $0.0001 each, and outstanding share capital of 193,745,200 shares of common stock, par value $0.0001 each. On May 29, 1996, the Company effected a one-for-one hundred reverse stock split and a redenomination of par value in share capital, resulting in 1,937,452 shares of common stock, par value $0.0001 each, outstanding. Also, on May 29, 1996, the authorized share capital of the Company was decreased from 250,000,000 shares of common stock, par value $0.0001 each, to 50,000,000 shares of common stock, par value $0.0001 each. On December 30, 1997, the Company issued 48,060,000 shares of common stock (after the one-for-one hundred reverse stock split as described above but before the one-for-ten reverse stock split as described below), par value $0.0001 each, to the stockholders of CML in connection with its acquisition of CML as described in Note 1. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split and a redenomination of par value in share capital, resulting in 60,000,000 shares of common stock, par value $0.0001 each, authorized, and 4,999,746 shares of common stock, par value $0.0001 each, outstanding.

The effects of the one-for-one hundred reverse stock split, the one-for-ten reverse stock split, and the redenominations of par value in share capital have been reflected retroactively in the financial statements and all net income
(loss) per common share computations.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

17.  OPERATING LEASE COMMITMENTS

The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the years ended December 31, 1995, 1996 and 1997 were approximately $447,000, $509,000 and $602,000, respectively. Future minimum rental payments as of December 31, 1997 under agreements classified as operating leases with non-cancellable terms, are as follows:

                                                        DECEMBER 31, 1997
                                                        -----------------
Payable during the following period
-  Within one year                                                    563
-  Over one year but not exceeding two years                          487
-  Over two years but not exceeding three years                       427
-  Over three years but not exceeding four years
                                                                      448
-  Over four years but not exceeding five years                       390
-  Thereafter                                                         977
                                                        -----------------

                                                                    3,292
                                                        =================

18.  RETIREMENT PLAN

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the year ended December 31, 1997 was $50,000.

The Group has no other post-retirement or post-employment benefit plans.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

19.  BANKING FACILITIES

As of December 31, 1997, the Group had banking facilities of approximately $1,421,000 for overdrafts, loans and trade financing. Unused facilities as of December 31, 1997 amounted to approximately $99,000. These facilities were secured by :

a Pledges over the Group's bank deposits of approximately $72,000 as of December 31, 1997;

b Personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong;

c    Mortgage over real estate property owned by Mr. Carl Ka-Wing Tong;

d    Corporate guarantee provided by Acma Strategic Holdings Limited; and

e    A standby letter of credit issued by Acma Ltd.


20.  RELATED PARTY TRANSACTIONS

a    The Group entered into the following transactions with related companies:

                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                     1 9 9 5         1 9 9 6         1 9 9 7
                                                   -----------     -----------     -----------
                                                      $'000            $'000          $'000
Consultancy/Management fees paid to Carl Tong
 & Associate Management Consultancy Limited*                12               -               -

Management fee paid to Acma Strategic
 Holdings Limited                                            -              88             115

Rental expenses paid to Wellholding Limited**                -              59               -
                                                   ===========     ===========     ===========

* Carl Tong & Associate Management Consultancy Limited is beneficially owned by Mr. Carl Ka-Wing Tong.

**  Wellholding Limited is beneficially owned by Mr. Leo Sheck-Pui Kwok.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

20.  RELATED PARTY TRANSACTIONS  (CONT'D)

b    Details of amounts due to directors of the Company are as follows:

                                              DECEMBER 31,
                                      ---------------------------
                                        1 9 9 6         1 9 9 7
                                      -----------     -----------
                                          $'000          $'000
Mr. Leo Sheck-Pui Kwok                        614             612
Mr. Carl Ka-Wing Tong                         265             249
                                      -----------     -----------

                                              879             861
                                      ===========     ===========

     The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

c    Details of amount due from a related company are as follows:

                                              DECEMBER 31,
                                      ---------------------------
                                        1 9 9 6         1 9 9 7
                                      -----------     -----------
                                          $'000          $'000

Mastercraft Engineering Limited                41               -
                                      ===========     ===========

     Mastercraft Engineering Limited is a company in which Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong are directors. During the year ended December 31, 1997, the Company acquired 100% equity interest in Mastercraft Engineering Limited for approximately $1,000. The amount due from the related company was unsecured, non-interest bearing and without pre-determined repayment terms.

d    Details of amount due to parent company are as follows:

                                              DECEMBER 31,
                                      ---------------------------
                                        1 9 9 6         1 9 9 7
                                      -----------     -----------
                                          $'000          $'000

Acma Strategic Holdings Limited                 -               9
                                      ===========     ===========

     The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
e As of December 31, 1997, the Group's banking facilities were secured by personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong; mortgage over real estate property owned by Mr. Carl Ka-Wing Tong; corporate guarantee provided by Acma Strategic Holdings Limited; and a standby letter of credit issued by Acma Ltd.

21.  SEGMENTAL ANALYSIS

a    NET SALES

     Net sales comprised:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1 9 9 5        1 9 9 6        1 9 9 7
                                                       -----------    -----------    -----------
                                                             $'000          $'000          $'000
Sales of merchandise                                         9,648         12,358         13,438
Sales of molds                                                 333          1,667          2,678
Others                                                           1             29             95
                                                       -----------    -----------    -----------

                                                             9,982         14,054         16,211
                                                       ===========    ===========    ===========

     A substantial portion of Group's sales are made to customers in the United States of America.

b    ASSETS

     Substantially all of the Group's assets are located in Hong Kong and the PRC.

c    MAJOR CUSTOMERS

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1 9 9 5        1 9 9 6        1 9 9 7
                                                       -----------    -----------    -----------

MBI, Inc.                                                     80.7%          81.2%          64.2%
Mattel Vendor Operations Asia Ltd.                               -              -           14.8%
Drumwell Limited                                                 -            1.8%           4.2%
Brookfield Collectors Guild                                      -            7.7%           4.7%
Hallmark Cards (Hong Kong) Ltd.                                  -              -            0.2%
Tyco Hong Kong Limited                                           -            5.1%           5.6%
                                                       ===========    ===========    ===========

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
d    MAJOR SUPPLIERS

     Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                                 1 9 9 5           1 9 9 6           1 9 9 7
                                             --------------     -------------     -------------


Manfield Coatings Co., Ltd.                           12.6%              8.1%              9.0%
Genesis Off-set Printing Co., Ltd.                       -               5.4%              8.5%
Lee Kee Metal Co. , Ltd.                                 -               0.7%              6.1%
Zinamet Co., Ltd.                                      8.7%              2.7%              6.9%
                                             ==============     =============     =============


22.  OPERATING RISKS

a    COUNTRY RISK

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

b    DEPENDENCE ON STRATEGIC RELATIONSHIP

     The Group conducts its manufacturing operations through its contractual joint venture established between the Company and a PRC party, and several subcontracting agreements entered into with certain PRC parties. The

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES deterioration of any or all of these strategic relationships may have an adverse effect on the operations of the Group.

c    CONCENTRATION OF CREDIT RISK

     Concentration of accounts receivable is as follows:

                                                                           DECEMBER 31,
                                                          ----------------------------------------------
                                                                 1 9 9 6                  1 9 9 7
                                                          ---------------------     --------------------
                                                                  $'000                    $'000


Five largest accounts receivable                                        94.2%                    92.1%
                                                          =====================     ====================

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

23.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a In March 1996, CML acquired an additional 19% equity interest in Carison Engineering Limited for cash consideration of approximately $29,000. This increase in the Group's equity interest in Carison Engineering Limited from 51% to 70% resulted in goodwill of approximately $139,000.

b In October 1997, CML acquired a 100% interest in Mastercraft Engineering Limited for a cash consideration of $1,000. Details of assets acquired and liabilities assumed were as follows:

                                                                                        YEAR ENDED
                                                                                    DECEMBER 31, 1997
                                                                                 --------------------
                                                                                                $'000

Deposits and prepayments                                                                          110
Inventories                                                                                       223
Machinery, equipment and capital leases                                                           361
Bank overdrafts                                                                                    (3)
Short-term bank loans                                                                            (184)
Accounts payable                                                                                 (162)
Accrued liabilities                                                                              (161)
Due to a related company                                                                         (363)
Capital lease obligations                                                                        (297)
                                                                                 --------------------

Net liabilities assumed as of the date of acquisition                                            (476)
Goodwill                                                                                          477
                                                                                 --------------------

Consideration satisfied in cash                                                                     1
                                                                                 ====================

Net cash outflow:
         Cash paid                                                                                  1
                                                                                 ====================

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
c    Cash paid for interest and income taxes comprised:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1 9 9 5        1 9 9 6        1 9 9 7
                                                       -----------    -----------    -----------
                                                          $'000          $'000          $'000
Interest                                                     88            140            216
                                                       ===========    ===========    ===========

Income taxes                                                217             94             75
                                                       ===========    ===========    ===========

d    Supplemental disclosure of investing activities:

     During the years ended December 31, 1995, 1996 and 1997, the Group entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $318,000, $394,000 and $835,000, respectively.


24.  OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1 9 9 5        1 9 9 6        1 9 9 7
                                                       -----------    -----------    -----------
                                                          $'000          $'000          $'000

Depreciation of machinery and equipment
-  owned assets                                             242             275           122
-  assets held under capital leases                          78             173           347

Provision for/write-off of doubtful
 accounts                                                     -              98            15

Provision for slow-moving and obsolete
 inventories                                                  -              11            84

Write down of long-term investment                          235             449             -

Interest expenses for
-  bank overdrafts and loans                                 56              85           107
-  capital lease obligations                                 32              55           109

Operating lease rentals for rented                          447             509           602
 premises

Repairs and maintenance expenses                            157             251           266

Net foreign exchange (gain) loss                             20             104            47
                                                       ===========    ===========    ===========

                                   SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CREATIVE MASTER INTERNATIONAL, INC.



                          By:  /s/ CARL KA-WING TONG
                              --------------------------------------------------
                                   Carl Ka Wing Tong
                                   President and Chief Executive Officer