Form 10QSB/A
period 1998-06-30
CREATIVE MASTER INTERNATIONAL INC
filed 1998-11-04
CIK 815017

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ________________


                       COMMISSION FILE NUMBER 33-18521-NY



                      CREATIVE MASTER INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

                     DELAWARE                             11- 2854355
          (State or other jurisdiction                   (IRS Employer
          of incorporation or organization)            Identification No.)



                          CASEY IND. BLDG., 8TH FLOOR
                           18 BEDFORD RD., TAIKOKTSUI
                               KOWLOON, HONG KONG
                    (Address of principal executive offices)

                  ISSUER'S TELEPHONE NUMBER: 011-8522-396-0147



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---    ---

The number of shares outstanding of the issuer's common stock, as of September 30, 1998 was 4,999,746 shares.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                               TABLE OF CONTENTS
                               -----------------

                                                                                     PAGE
                                                                                     ----
PART 1 - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

               Consolidated  Condensed  Statements  of Operations - for each of the three-month and six-month periods ended June 30, 1997
               and 1998 (unaudited)                                                      1

               Consolidated Condensed Balance Sheets - as of December 31, 1997
               (audited) and June 30, 1998 (unaudited)                                   2

               Consolidated Condensed Statements of Cash Flows - for each
               of the six-month periods ended June 30, 1997 and 1998 (unaudited)         3

               Notes to Consolidated Condensed Financial Statements                   4-19

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                             20-24

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS                                                        25

      ITEM 2 - CHANGES IN SECURITIES                                                    25

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                          25

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      25

      ITEM 5 - OTHER INFORMATION                                                        25

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                         25

                                      (i)

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (UNAUDITED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                              -----------------------------   ---------------------------
                                                  1997            1998            1997           1998
                                              -------------   -------------   ------------   ------------
                                                     $'000           $'000          $'000          $'000
                                               (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net sales..................................          3,670           8,729          7,723         14,325

Cost of goods sold.........................         (2,943)         (6,436)        (6,119)       (10,258)
                                                ----------      ----------     ----------     ----------

Gross profit...............................            727           2,293          1,604          4,067
Selling, general and
   administrative expenses.................           (695)         (1,141)        (1,197)        (1,993)

Interest income............................              4              14              4             14
Interest expense...........................            (28)            (50)           (54)          (120)
Other expenses, net........................             10             (60)           (24)           (48)
Gain on dilution of equity interest in a
 subsidiary................................              -              77              -             77
Amortization of goodwill...................            (10)            (19)           (26)           (46)
                                                ----------      ----------     ----------     ----------
Income before income taxes and minority
 interests.................................              8           1,114            307          1,951
Provision for income taxes.................            (23)           (129)           (56)          (228)
                                                ----------      ----------     ----------     ----------

Income (Loss) before minority
 interests.................................            (15)            985            251          1,723
Minority interests.........................             21            (183)             -           (314)
                                                ----------      ----------     ----------     ----------

Net income.................................              6             802            251          1,409
                                                ==========      ==========     ==========     ==========

Net income per common share................         $0.001           $0.16          $0.05          $0.28
                                                ==========      ==========     ==========     ==========

Weighted average number of
  common shares outstanding................      4,999,746       4,999,746      4,999,746      4,999,746
                                                ==========      ==========     ==========     ==========



             The accompanying notes are an integral part of these
               consolidated condensed statements of operations.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

        AS OF DECEMBER 31, 1997 (AUDITED) AND JUNE 30, 1998 (UNAUDITED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                             DECEMBER 31, 1997   JUNE 30, 1998
                                                            ------------------   -------------
ASSETS                                                              $'000           $'000
------                                                                            (UNAUDITED)
Current Assets:
   Cash and bank deposits.................................            471             877
   Accounts receivable, net...............................          2,827           3,698
   Deposits and prepayments...............................            307             463
   Inventories, net.......................................          2,928           3,407
                                                                  -------         -------

Total current assets......................................          6,533           8,445

Machinery, equipment and capital                                    3,155           4,123
leases, net...............................................
Goodwill..................................................            810             764
Long-term investment......................................              1               1
                                                                  -------         -------

Total assets..............................................         10,499          13,333
                                                                  =======         =======

LIABILITIES, MINORITY INTERESTS
-------------------------------
AND STOCKHOLDERS' EQUITY
------------------------
Current liabilities:
   Short-term bank borrowings.............................          1,290           1,376
   Capital lease obligations, current portion.............            764             533
   Accounts payable.......................................          1,908           2,689
   Accrued liabilities....................................          1,579           2,316
   Deposits from customers................................            560               -
   Due to directors.......................................            861             832
   Due to parent company..................................              9               8
   Taxation payable.......................................             68             151
   Dividend payable.......................................            323             323
                                                                  -------         -------

Total current liabilities.................................          7,362           8,228

Capital lease obligations, non-current portion............            266             478
Deferred taxation.........................................             57             146
                                                                  -------         -------

Total liabilities.........................................          7,685           8,852
                                                                  -------         -------

Minority interests........................................             75             331
                                                                  -------         -------

Stockholders' equity:
Common stock, par value $0.0001; authorized
   60,000,000 shares; outstanding and
   fully paid 4,999,746 shares............................              1               1
Additional paid-in capital................................          1,401           1,401
Retained earnings.........................................          1,337           2,746
Cumulative translation adjustments........................              -               2
                                                                  -------         -------

Total stockholders' equity................................          2,739           4,150
                                                                  -------         -------

Total liabilities, minority interests and stockholders'
 equity...................................................         10,499          13,333
                                                                  =======         =======

              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998 (UNAUDITED)
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                     JUNE 30,
                                                         ------------------------------
                                                             1997             1998
                                                         -------------    -------------
                                                                 $'000            $'000
                                                            (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
Net income............................................             251            1,409
Adjustments to reconcile net income
     to net cash provided by
     (used in) operating activities -
    Depreciation of machinery and equipment...........             255              283
    Amortization of goodwill..........................              26               46
    Minority interests................................               -              314
    Deferred income taxes.............................             (38)              89
(Increase) Decrease in operating assets -
    Accounts receivable, net..........................              68             (871)
    Deposits and prepayments..........................            (473)            (156)
    Inventories, net..................................            (588)            (479)
Increase (Decrease) in liabilities -
    Accounts payable..................................            (173)             781
    Deposits from customers...........................               2             (560)
    Accrued liabilities...............................             175              737
    Due to parent company.............................               -               (1)
    Taxation payable..................................              64               83
                                                                 -----          -------
Net cash provided by (used in)
 operating activities.................................            (431)           1,675
                                                                 -----          -------

Cash flows from investing activities:
    Acquisition of machinery and equipment............             (15)            (797)
    Decrease in due from a related company............              41                -
    Decrease in due from directors....................              40                -
                                                                 -----          -------
Net cash used in investing activities.................             (14)            (797)
                                                                 -----          -------

Cash flows from financing activities:
    Increase (Decrease) in bank overdrafts............             (24)               1
    New short-term bank loans.........................             723            1,935
    Repayment of short-term bank loans................            (188)          (1,948)
    Increase (Decrease) in import trust receipts
        bank loans....................................             102              (98)
    Repayment of capital element of capital
       lease obligations..............................            (227)            (473)
    Decrease in due to directors......................             (43)             (29)
    Decrease in due to a related company..............             (84)               -
    Finance from minority interests
      of a subsidiary.................................               -                1
    Dividends paid to minority interests of
       subsidiary.....................................               -              (58)
                                                                 -----          -------

Net cash (used in) provided by financing                           259             (473)
   activities.........................................           -----          -------


Effect of cumulative translation adjustments..........               -                1
                                                                 -----          -------
Net increase (decrease) in cash and bank deposits.....            (186)             406
Cash and bank deposits, as of beginning of period.....             435              471
                                                                 -----          -------
Cash and bank deposits, as of end of period...........             249              877
                                                                 =====          =======

              The accompanying notes are an integral part of these
                consolidated condensed statements of cash flows.

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

During the period from January 1, 1995 to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which was principally engaged in the trading of communication systems.

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

3.       SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of June 30, 1998 were as follows:



                                                 PERCENTAGE
                                    PLACE OF     OF EQUITY
NAME                             INCORPORATION  INTEREST HELD    PRINCIPAL ACTIVITIES
-------                          -------------  -------------    --------------------
Creative Master Limited              Hong Kong      100%         Manufacturing and trading of
                                                                 collectible replica products

Excel Master Limited                 Hong Kong      100%         Trading of collectible replica products

Mastercraft Engineering Limited
(formerly known as Queenex           Hong Kong      100%         Manufacturing of molds
Enterprises Limited)                              Note b

Carison Engineering Limited          Hong Kong       70%         Manufacturing of molds
(formerly known as Carison Limited)               Note c

Techtime Industries Limited          Hong Kong       55%         Manufacturing of collectible replica
                                                                 products

Dongguan Chuangying Toys             The PRC      Note a         Manufacturing of collectible
Factory Co., Ltd                                                 replica products


---------------------

Notes

a Dongguan Chuangying Toys Factory Co., Ltd. is a contractual joint venture established in the PRC to be operated for 12 years until October 2006. Under the joint venture contract dated September 10, 1994 and the supplemental contract dated April 1, 1996, the Group's joint venture partner is not entitled to any profit of the joint venture and is not responsible for any loss of the joint venture. In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES c Effective from May 20, 1998, Carison Limited changed its name of Carison
   Engineering Limited, the present one.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a.  BASIS OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

   b.  GOODWILL

       Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the six months ended June 30, 1997 and 1998 was approximately $26,000 and $46,000, respectively. Accumulated amortization as of December 31, 1997 and June 30, 1998, was approximately $139,000 and $185,000 respectively. Management assesses the remaining life of the goodwill annually, taking into consideration current operating results and future prospects of the subsidiaries.

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

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

   j.  FOREIGN CURRENCY TRANSLATION

       The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments. Aggregate losses (gains) from foreign currency transactions included in the results of operations for the six months ended June 30, 1997 and 1998, were approximately $22,000 and ($33,000), respectively.

   k.  NET INCOME PER COMMON SHARE

       Net income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each period by the weighted average number of shares of common stock outstanding during the period, as if the common stock issued for the acquisition of CML (see Note 1) and the reverse stock splits and the redenominations of par value (see Note 15) had been consummated prior to the periods presented. The weighted average number of shares used to compute net income per common share was 4,999,746 for all periods presented.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

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

5.      ACCOUNTS RECEIVABLE

Accounts receivable comprised:


                                           DECEMBER 31, 1997    JUNE 30, 1998
                                           -----------------    -------------
                                                $'000              $'000
                                                                 (UNAUDITED)


Trade receivables.......................        2,996              3,837
Less: Allowance for doubtful accounts...         (139)              (139)
                                               ------             ------
Accounts receivable, net................        2,827              3,696
                                               ======             ======


6.      DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:

                                           DECEMBER 31, 1997   JUNE 30, 1998
                                           -----------------   -------------
                                                $'000             $'000
                                                               (UNAUDITED)
Deposits for acquisition of molds...              149               265
Rental and utility deposits.........               69                26
Prepayments.........................               83               140
Others..............................                6                32
                                                 ----              ----
                                                  307               463
                                                 ====              ====


7.      INVENTORIES

Inventories comprised:

                                                  DECEMBER 31, 1997    JUNE 30, 1998
                                                  ------------------   --------------
                                                        $'000              $'000
                                                                        (UNAUDITED)
Raw materials..................................         1,358              1,661
Work-in-process................................           722                967
Finished goods.................................           959                890
                                                       ------             ------
Less: Allowance for slow-moving and obsolete            3,039              3,518
   inventories.................................          (111)              (111)
                                                       ------             ------
Inventories, net...............................         2,928              3,407
                                                       ======             ======

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

8.       MACHINERY, EQUIPMENT AND CAPITAL LEASES

Machinery, equipment and capital leases comprised:

                                                  DECEMBER 31, 1997    JUNE 30, 1998
                                                  -----------------    -------------
                                                          $'000            $'000
                                                                        (UNAUDITED)
Machinery and equipment:
   Machinery and tools.........................             769            1,288
   Leasehold improvements......................           1,033            1,100
   Furniture and office equipment..............             455              552
   Motor vehicles..............................              21               21
Capital leases:
   Machinery and tools.........................           2,412            2,980
   Furniture and office equipment..............              14               14
                                                        -------          -------
Cost...........................................           4,704            5,955
Less: Accumulated depreciation
   Machinery and equipment.....................          (1,066)          (1,224)
   Capital leases..............................            (483)            (608)
                                                        -------          -------
Machinery, equipment and capital leases, net...           3,155            4,123
                                                        =======          =======


9.       LONG-TERM INVESTMENT

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which was principally engaged in the trading of communication systems. The carrying cost of the long-term investment represented:

                                         DECEMBER 31, 1997    JUNE 30, 1998
                                         ------------------   --------------
                                                     $'000            $'000
                                                               (UNAUDITED)
Long-term investment..................                 685              685
Less: Write down of investment cost...                (684)            (684)
                                                     -----            -----
Long-term investment, net.............                   1                1
                                                     =====            =====

The carrying cost of the long-term investment approximated its market value.

10.      GOODWILL


                                    DECEMBER 31, 1997    JUNE 30, 1998
                                    ------------------   --------------
                                          $'000             $'000
                                                          (UNAUDITED)

Goodwill.........................           949               949
Less: Accumulated amortization...          (139)             (185)
                                          -----             -----
Goodwill, net....................           810               764
                                          =====             =====

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

11.  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprised:

                                 DECEMBER 31, 1997   JUNE 30, 1998
                                 -----------------   --------------
                                        $'000           $'000
                                                      (UNAUDITED)

Overdrafts....................              -               1
Short-term loans..............            908             895
Import trust receipts loans...            382             480
                                       ------          ------

                                        1,290           1,376
                                       ======          ======

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3%, which ranged from 11.0% to 13.8% per annum as of December 31, 1997; and at the Hong Kong prime lending rate plus 1.5% to 4.3% or at the United States prime lending rate plus 2.3%, which ranged from 10.8% to 14.5% per annum as of June 30, 1998. They are collateralized by the Group's bank deposits of approximately $72,000 and $452,000 as of December 31, 1997 and June 30, 1998, respectively, personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong, mortgage over real estate property owned by Mr. Carl Ka-Wing Tong, corporate guarantee provided by Acma Strategic Holdings Limited, and a standby letter of credit issued by Acma Ltd. (See Note 18). They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

Supplemental information with respect to short-term bank borrowings for the year ended December 31, 1997 and six months ended June 30, 1998 are as follows:

                                      MAXIMUM        AVERAGE          WEIGHTED             WEIGHTED
                                      AMOUNT         AMOUNT           AVERAGE              AVERAGE
                                    OUTSTANDING    OUTSTANDING     INTEREST RATE AT      INTEREST RATE
                                    DURING THE     DURING THE      THE END OF THE         DURING THE
                                    YEAR/PERIOD    YEAR/PERIOD      YEAR/PERIOD          YEAR/PERIOD
                                    -----------    -----------     ----------------      -------------
YEAR ENDED DECEMBER 31, 1997            $'000          $'000
---------------------------------
Overdrafts.......................         111             17           12.5%               12.1%
                                    ===========    ===========     ===========          ===========
Short-term loans.................         908            686           10.7%               10.1%
                                    ===========    ===========     ===========          ===========
Import trust receipts loans......         448            291           12.5%               11.9%
                                    ===========    ===========     ===========          ===========

SIX MONTHS ENDED JUNE 30, 1998
        (UNAUDITED)
---------------------------------

Overdrafts.......................          49             12           13.9%               14.1%
                                    ===========    ===========     ===========          ===========
Short-term loans.................       1,298          1,159           10.7%               10.8%
                                    ===========    ===========     ===========          ===========
Import trust receipts loans......         480            351           10.7%               11.4%
                                    ===========    ===========     ===========          ===========

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

12.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                    DECEMBER 31, 1997    JUNE 30, 1998
                                                    ------------------   --------------
                                                            $'000            $'000
                                                                          (UNAUDITED)
Payable during the following period
- Within one year................................             830              632
- Over one year but not exceeding two years......             195              331
- Over two years but not exceeding three years...              91              203
                                                           ------           ------

Total minimum lease payments.....................           1,116            1,166
Less: Amount representing interest...............             (86)            (155)
                                                           ------           ------

Present value of minimum lease payments..........           1,030            1,011
Less: Current portion............................            (764)            (533)
                                                           ------           ------

Non-current portion..............................             266              478
                                                           ======           ======


13.  ACCRUED LIABILITIES

Accrued liabilities comprised:

                                               DECEMBER 31, 1997   JUNE 30, 1998
                                               -----------------   --------------

                                                       $'000           $'000
                                                                    (UNAUDITED)
Accruals for operating expenses
 - Salaries, wages and bonus................             575           1,096
 - Subcontracting charges...................             463             606
 - Rentals..................................              41              20
 - Others...................................             120              64
Accruals for purchases of loose tools and
  consumables...............................             269             409
Others......................................             111             121
                                                      ------          ------

                                                       1,579           2,316
                                                      ======          ======


14.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5% for the six months ended June 30, 1997 and at a rate of 16% for the six months ended June 30, 1998.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and is subject to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES tax holiday had not existed, the Group's income tax expenses would have been increased by approximately $3,000 and $6,000 for the six months ended June 30, 1997 and 1998, respectively.

Provision for income taxes comprised:


                                     SIX MONTHS ENDED
                                         JUNE 30,
                               ----------------------------
                                   1997             1998
                               -----------      -----------
                                (UNAUDITED)      (UNAUDITED)

Current taxes..............             94              139
 - Hong Kong Profits Tax...            (38)              89
                               -----------      -----------
Deferred tax...............             56              228
                               ===========      ===========


The reconciliation of the United States federal income tax rate to the effective income tax rate based on income (loss) before income taxes and minority interests stated in the consolidated statements of operations is as follows:

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                   ---------------------------------
                                       1997                1998
                                   ------------         ------------
                                   (UNAUDITED)          (UNAUDITED)

United States federal
   income tax rate..............         35.0%                35.0%

Non-taxable income
   arising from activities
   which qualified as
   offshore.....................        (41.5%)              (13.7%)

Non-taxable/non-
   deductible activities........          5.8%                 6.1%

Tax losses not recognized.......         39.2%                 4.9%

Effect of different tax rates
   in foreign jurisdictions.....        (20.3%)              (20.6%)
                                   ------------         ------------
Effective income tax rate.......         18.2%                11.7%
                                   ============         ============

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

Components of deferred tax assets (liabilities) as of December 31, 1997 and June 30, 1998 are as follows:


                                               DECEMBER 31,     JUNE 30,
                                              -------------   -----------
                                                   1997           1998
                                              -------------   -----------
                                                (UNAUDITED)    (UNAUDITED)

Cumulative tax losses.......................        42             42
Accumulated differences between taxation
   allowance and depreciation expenses of
   machinery and equipment..................       (99)          (188)
                                              -------------   -----------

Deferred taxation...........................       (57)          (146)
                                              =============   ===========


15.  SHARE CAPITAL

During the period from January 1, 1995 to May 28, 1996, the Company had authorized share capital of 250,000,000 shares of common stock, par value $0.0001 each, and outstanding share capital of 193,745,200 shares of common stock, par value $0.0001 each. On May 29, 1996, the Company effected a one-for-one hundred reverse stock split and a redenomination of par value in share capital, resulting in 1,937,452 shares of common stock, par value $0.0001 each, outstanding. Also, on May 29, 1996, the share capital of the Company was decreased from 250,000,000 shares of common stock, par value $0.0001 each, to 50,000,000 shares of common stock, par value $0.0001 each. On December 30, 1997, the Company issued 48,060,000 shares of common stock (after the one-for-one hundred reverse stock split as described above but before the one-for-ten reverse stock split as described below), par value $0.0001 each, to the stockholders of CML in connection with its acquisition of CML as described in
Note 1. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split and a redenomination of par value in share capital, resulting in 60,000,000 shares of common stock, par value $0.0001 each, authorized, and 4,999,746 shares of common stock, par value $0.0001 each, outstanding.

The effects of the one-for-one hundred reverse stock split, the one-for-ten reverse stock split, and the redenominations of par value in share capital have been reflected retroactively in the financial statements and all net income
(loss) per common share computations.

16.  OPERATING LEASE COMMITMENTS

The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the six months ended June 30, 1997 and 1998 were approximately $283,000 and $344,000, respectively. Future minimum rental payments as of December 31, 1997 and June 30, 1998, under agreements classified as operating leases with non-cancellable terms, are as follows:

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                                       December 31, 1997   June 30, 1998
                                                       -----------------   -------------
                                                             $'000            $'000
                                                                            (UNAUDITED)
Payable during the following period
  - Within one year.................................           563              614
  - Over one year but not exceeding two years.......           487              467
  - Over two years but not exceeding three years....           427              434
  - Over three years but not exceeding four years...           448              428
  - Over four years but not exceeding five years....           390              381
  - Thereafter......................................           977              787
                                                            ------           ------
                                                             3,292            3,111
                                                            ======           ======


17.  RETIREMENT PLAN

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the six months ended June 30, 1997 and 1998 were approximately $24,000 and $27,000, respectively.

The Group has no other post-retirement or post-employment benefit plans.


18.  BANKING FACILITIES

As of December 31, 1997 and June 30, 1998, the Group had banking facilities of approximately $1,421,000 and $1,864,000, respectively, for overdrafts, loans and trade financing. Unused facilities as of December 31, 1997 and June 30, 1998 amounted to approximately $99,000 and $488,000, respectively. These facilities were secured by:

     a. Pledges of the Group's bank deposits of approximately $72,000 and $452,000 as of December 31, 1997 and June 30, 1998, respectively;

     b. Personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong;

     c.   Mortgage over real estate property owned by Mr. Carl Ka-Wing Tong;

     d.   Corporate guarantee provided by Acma Strategic Holdings Limited; and

     e. A standby letter of credit issued by Acma Ltd. of approximately $388,000 as of June 30, 1998.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

19.  RELATED PARTY TRANSACTIONS

     a   The Company entered into the following transactions with related companies:

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                          --------------------------------
                                                1997            1998
                                          ---------------   --------------
                                              $'000            $'000
                                           (UNAUDITED)      (UNAUDITED)
Management fee paid to Acma
   Strategic Holdings Limited..........          53               68
Purchase of machinery and tools from
   Faithera Engineering Limited*.......           -              362
                                          ===============   ==============

------------------------

* Faithera Engineering Limited is beneficially owned by certain minority shareholders of Mastercraft Engineering Limited.

     b   Details of amounts due to directors of the Company are as follows:



                              DECEMBER 31, 1997    JUNE 30, 1998
                            --------------------  ---------------
                                   $'000               $'000
                                                    (UNAUDITED)

Mr. Leo Sheck-Pui Kwok...            612                 611
Mr. Carl Ka-Wing Tong....            249                 221
                            --------------------  ---------------
                                     861                 832
                            ====================  ===============


The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

     c   Details of amount due to parent company are as follows:


                                     DECEMBER 31, 1997     JUNE 30, 1998
                                  ---------------------  -----------------
                                          $'000               $'000
                                                           (UNAUDITED)
Acma Strategic Holdings Limited...            9                   8
                                  =====================  =================

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

     d As of December 31, 1997 and June 30, 1998, the Company's banking facilities were secured by personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong; mortgage over real estate property owned by Mr. Carl Ka Wing Tong; corporate guarantee provided by Acma Strategic Holdings Limited; and a standby letter of credit issued by Acma Ltd. of approximately $388,000.

20.  SEGMENTAL ANALYSIS

     a    NET SALES

     Net sales comprised:

                                    SIX MONTHS ENDED
                                        JUNE 30,
                             ------------------------------
                                1997               1998
                             ------------     -------------
                                  $'000            $'000
                             (UNAUDITED)      (UNAUDITED)

Sales of merchandise...           6,779           11,327
Sales of molds.........             932            2,973
Others.................              12               25
                             ------------     -------------

                                  7,723           14,325
                             ============     =============

     A substantial portion of Group's sales are made to customers in the United States of America.

     b    ASSETS

     Substantially all of the Group's assets are located in Hong Kong and the PRC.

     c    MAJOR CUSTOMERS

Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                 SIX MONTHS ENDED
                                                      JUNE 30,
                                           ----------------------------
                                              1997             1998
                                           -------------   ------------
                                              $'000           $'000
                                           (UNAUDITED)      (UNAUDITED)
MBI, Inc.............................         76.8%           32.9%
Mattel Vendor Operations Asia Ltd....            -            28.1%
Drumwell Limited.....................          1.3%            6.6%
Brookfield Collectors Guild..........          4.7%            5.9%
Hallmark Card (Hong Kong) Ltd........          0.8%            5.4%
Tyco Hong Kong Limited...............         13.0%              -
                                           =============   ============

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
      d     MAJOR SUPPLIERS

Details of individual suppliers accounting for more than 5% of the Company's purchases are as follows:

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                        ------------------------------
                                            1997             1998
                                        -------------   --------------
                                           $'000            $'000
                                        (UNAUDITED)      (UNAUDITED)
Manfield Coatings Co., Ltd...........       9.6%            11.8%
Genesis Off-set Printing Co., Ltd....       7.3%             9.2%
Lee Kee Metal Co., Ltd...............       7.2%             7.7%
Zinamet Co., Ltd.....................       6.1%             2.0%
                                        =============   ==============


21.  OPERATING RISKS

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

     c    CONCENTRATION OF CREDIT RISK

     Concentration of accounts receivable is as follows:

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES


                                        DECEMBER 31, 1997      JUNE 30, 1998
                                      ---------------------   ---------------
                                                                (UNAUDITED)

Five largest accounts receivable...           92.1%                78.2%
                                      =====================   ===============


     The Group performs ongoing credit evaluations of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.


22.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     a    Cash paid for interest and income taxes comprised:

                           SIX MONTHS ENDED
                               JUNE 30,
                     ---------------------------
                         1997          1998
                     ------------  -------------
                       $'000          $'000
                    (UNAUDITED)    (UNAUDITED)

Interest.......           54            120
                     ============  =============

Income taxes...           75              -
                     ============  =============

     b.    Supplemental disclosure of investing activities:

     During the six months ended June 30, 1997 and 1998, the Group entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $407,000 and $454,000, respectively.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

23.  OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                 ------------------------
                                                    1997          1998
                                                 -----------  -----------
                                                    $'000       $'000
                                                 (UNAUDITED)  (UNAUDITED)

Depreciation of machinery and equipment
  - owned assets..............................        104         160
  - assets held under capital leases..........        151         123
Interest expenses for
  - bank overdrafts and loans.................         11          76
  - capital lease obligations.................         43          44
Operating lease rentals for rented premises...        283         344
Repairs and maintenance expenses..............        145         179
Net foreign exchange (gain) loss..............         22         (33)
                                                 ===========  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW:
---------

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

    All of the Company's manufacturing operations are conducted through CML, the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka-Wing Tong and Leo Sheck-Pui Kwok. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain an aggregate of approximately 320,000 square feet of manufacturing space and related housing for up to approximately 4,100 workers.

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

RESULTS OF OPERATIONS

    The following table sets forth selected statement of operations data as a percentage of net sales for the periods indicated.

                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       -----------------------------   ---------------------------
                                           1997            1998            1997           1998
                                       -------------   -------------   ------------   ------------
                                        (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net sales...........................            100%            100%           100%           100%
Cost of goods sold..................           80.2            74.0           79.2           71.6
Gross profit........................           19.8            26.0           20.8           28.4
Selling, general and
   administrative expenses..........           18.9            12.9           15.5           13.9
Interest expense, net...............            0.6             0.4            0.6            0.7
Other expenses, net.................            0.3             0.7            0.3            0.3
Income (Loss) before income taxes
 and minority interests.............            -              12.6            4.0           13.6

Provision for income taxes..........            0.01            0.01           0.7            1.6
Minority interests..................            0.01            0.02           -              2.2
Net income (loss)...................            -               0.09           3.3            9.8

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

    Net Sales. The Company's net sales for the six months ended June 30, 1998 were $14,325,000, an increase of $6,602,000, or 85%, from $7,723,000 for the six months ended June 30, 1997. The increase reflected increased demand from existing customers. Sales to Mattel increased by $4,013,000 for the six months ended June 30, 1998 compared to the same period in 1997. In addition, sales to Corgi increased by $846,000, sales to Hallmark increased by $716,000 and sales to Brookfield increased by $475,000.

    Cost of Goods Sold. The Company's cost of goods sold for the six months ended June 30, 1998 was $10,258,000, an increase of $4,139,000, or 68%, from
$6,119,000 for the six months ended June 30, 1997. This increase reflected an increase of $2,731,000 in materials cost and an increase of $561,000 in salaries and other direct labor costs. Cost of goods sold includes the cost of raw materials, subcontracting charges for production of molds, direct labor costs, utilities and other energy costs and depreciation and amortization of the Company's owned equipment and other depreciable assets.

    Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses totaled $1,993,000 for the six months ended June 30, 1998, an increase of $796,000, or 67%, from $1,197,000 for the six months ended June 30, 1997. Selling, general and administrative expenses increased because the Company incurred increased air freight charges, added 15 employees to its administrative and development staff at its Hong Kong headquarters, and increased administrative staff salaries. Selling, general and administrative expenses decreased as a percentage of net sales to 14% of net sales for the six months ended June 30, 1998, as compared to 16% of net sales for the six months ended June 30, 1997. Selling expenses consist primarily of freight and inspection charges. General and administrative expenses consist of salaries and other employee expenses for the Company's administrative and product development staffs, the majority of which are located in Hong Kong, and overhead expenses of the Hong Kong office.

    Interest Expense, Net. The Company's interest expense, net was $106,000 during the six months ended June 30, 1998 as compared to a net interest expense of $50,000 during the six months ended June 30, 1997. The increase in interest expense was due primarily to increased finance costs associated with increased short-term debt incurred in 1998 to meet working capital needs [and, to a lesser extent, to higher prevailing interest rates on borrowings].

    Minority Interests. Minority interests at June 30, 1998 totaled approximately $314,000. This amount represents the net income of Carison Engineering Limited, the Company's 70%-owned subsidiary, attributable to the 30% minority interest.

    Provision for Income Taxes. The Company's effective income for tax rate was 12% for the six months ended June 30, 1998 as compared to 18% for the six months ended June 30, 1997. The decrease in the effective tax rate was due primarily to the net effect of (i) an increase in the recognized tax losses contributed by certain subsidiaries and (ii) an increase in taxable income of the Company's Hong Kong subsidiaries earned from manufacturing activities in China. Income earned by a Hong Kong company from manufacturing activities in China is taxed at 50% of Hong Kong's statutory tax rate.

Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

    Net Sales. Net sales for the three months ended June 30, 1998 were $8,729,000, an increase of $5,059,000 or 238%, from $3,670,000 for the three months ended June 30, 1997. This increase was due primarily to an increase in sales volume of the Company's products to existing and new customers and a direct result of the increase in capacity.

    Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 1998 was $6,436,000, an increase of $3,493,000, or 218%, from $2,943,000 for the three months ended June 30, 1997. This increase was due to additional raw material purchases that were made to meet increased sales volume and manufacturing capacity.

    Selling, General And Administrative Expenses. Selling, general and administrative expenses totaled $1,141,000 for the three months ended June 30, 1998, an increase of $446,000, or 64%, from $695,000 for the three months ended June 30, 1997. Selling, general and administrative expenses constituted 13% of net sales for the three months ended June 30, 1998 and 19% of net sales for three months ended June 30, 1997. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity.

    Interest Expense, Net. Interest expense, net was $36,000, or 0.4% of net sales, for the three months ended June 30, 1998 as compared to $24,000, or 0.6% of net sales, for the three months ended June 30, 1997. The increase in interest expenses was attributable to higher interest rates and finance charges associated with additional capital requirements needed to meet manufacturing needs.

    Minority Interests. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests at June 30, 1998 totaled approximately $314,000.

    Provision For Income Taxes. The Company's provision for income taxes was $129,000 for the three months ended June 30, 1998, reflecting an effective income tax rate of 12%, for the three months ended June 30, 1998. The
Company's provision for income taxes was $23,000 for the three months ended June 30, 1997, reflecting an effective income tax rate of 288%. The difference in the effective tax rate was due to changes in contributions from subsidiaries with minority interests and (ii) tax on net income of its Hong Kong subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Historically the Company has financed its operations through a combination of cash from operations, bank financing and capital lease arrangements. For the six months ended June 30, 1998, the Company's operating activities provided cash of $1,675,000. The Company's operations used cash of approximately $431,000 for the six months ended June 30, 1997. Investing activities used approximately $797,000 during the six months ended June 30, 1998 and approximately $14,000 during the six months ended June 30, 1997. The Company used approximately $473,000 of cash in financing activities during the six months ended June 30, 1998. The Company generated approximately $259,000 of cash in financing activities during the six months ended June 30, 1997.

    At June 30, 1998, the Company had working capital of approximately $217,000 as compared to a working capital deficit of $829,000 at December 31, 1997. The approximately $1,046,000 increase was primarily due to an increase in inventories and accounts receivable.

    At June 30, 1998, net accounts and bills receivable totaled approximately $3,698,000 as compared to $2,827,000 at December 31, 1997. These increases were due primarily to increased sales. Consistent with practice in the die-cast collectibles industry, the Company offers 30 to 60 days accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties. At June 30, 1998, the Company's five largest accounts receivable accounted for approximately 78% of its accounts receivable. Creative Master actively monitors the creditworthiness of its customers, and to date has not experienced any significant problems with collection of its accounts receivable. See Note 21 of Notes to Consolidated Financial Statements.

    The Company's accounts payable and accrued liabilities increased by approximately $1,518,000, or 44%, to approximately $5,005,000 at June 30, 1998, as compared to approximately $3,487,000 at December 31, 1997. The increase in accounts payable and accrued liabilities from December 1997 to June 1998 was due primarily to the increase in the purchase of raw materials and packing materials for anticipated sales.

    The Company's inventories increased by approximately $479,000, or 16%, to approximately $3,407,000 at June 30, 1998, as compared to approximately $2,928,000 at December 31, 1997. Inventory increases resulted from increases in the Company's purchase of materials to support increased sales.

    For the six months ended June 30, 1998, additions to property, plant and equipment were $1,251,000 as compared to $1,226,000 in 1997. In each of these periods, the Company expanded its facilities and entered into capital leases for plant and equipment. The Company anticipates that it will make approximately $3,581,000 of additional expenditures to expand and improve its manufacturing operations during the remainder of 1998. As of June 30, 1998, the aggregate outstanding amount under all capital leases was approximately $1,011,000 as compared to approximately $1,030,000 at December 31, 1997. The Company intends to use a portion of the net proceeds of the offering to make regularly scheduled payments under its capital leases.

    The Company repaid short-term bank loans of approximately $825,000 in 1997 and obtained equipment lease financing in the aggregate amount of approximately $835,000. The Company also obtained additional short-term bank loans in the total amount of approximately $1,097,000 secured by the individual guarantees of Messrs. Tong and Kwok and by the corporate guarantee of Acma Strategic Holdings Limited, its principal stockholder, and a standby letter of credit from Acma Limited, the parent corporation of Acma Strategic Holding Limited.

    The Company has revolving lines of credit with Hang Seng Bank, Banque Nationale de Paris, Bank of China and Commonwealth Finance Corporation Limited. As of June 30, 1998, these lines of credit allowed for aggregate borrowings of up to $1,864,000. As of June 30, 1998, the Company had approximately $1,376,000 outstanding under these revolving lines of credit.

    The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, capital expenditures and debt service requirements. The Company has no capital commitments to purchase machinery or tools but expects to spend approximately $1,990,000 to purchase such items during the remainder of 1998. The Company anticipates that its capital expenditures will increase substantially in 1999 due to the planned expansion and improvement of its manufacturing facilities.

    The Company expects that its principal sources of cash will be the proceeds from this offering, net cash from operating activities, borrowings under existing lines of credit and potential new bank lines. The Company believes that these sources will be adequate to meet the Company's anticipated cash requirements for at least the next twelve months. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to further expand its manufacturing facilities beyond the currently planned expansion. In the event that the Company requires additional capital, it may issue additional equity securities, which could result in dilution to existing stockholders, or borrow funds, which could adversely affect operating results.

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

International Sales

    The Company sells substantially all of its products to customers in the U.S. and Europe. During the six months ended June 30, 1998, approximately 10.6% of the Company's net sales arose from sales to European customers, and in 1997 approximately 6.2% of the Company's net sales were attributable to sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

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

             During the quarter ended June 30, 1998, the Company filed a report on Form 8-K for the event dated April 30, 1998 with respect to Item 4.

             EXHIBITS:

             10.1 Processing Agreement by and between Creative Master Limited and Dongguan Heng Li Zhen Trading Company dated June 18, 1998. (To be filed by amendment).

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CREATIVE MASTER INTERNATIONAL INC.




Date:   October 30, 1998                      By: /s/ Carl Tong
                                                  ------------------------------
                                                  Carl Tong, President