Form 10QSB/A
period 1998-03-31
CREATIVE MASTER INTERNATIONAL INC
filed 1998-11-05
CIK 815017

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

[   ]  TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________ to _________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated: May 13, 1998, 4,999,746 shares.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                 ---      ---

                               TABLE OF CONTENTS
                               -----------------

                                                                                     PAGE
                                                                                     ----
PART 1 - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Condensed Statements of Operations - for each of the
            three-month periods ended March 31, 1997 and 1998 (unaudited)                1

            Consolidated Condensed Balance Sheets - as of December 31, 1997
            (audited) and March 31, 1998 (unaudited)                                     2

            Consolidated Condensed Statements of Cash Flows - for each of the
            three-month periods ended March 31, 1997 and 1998 (unaudited)                3

            Notes to Consolidated Condensed Financial Statements                      4-18

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                19-22

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                           23

   ITEM 2 - CHANGES IN SECURITIES                                                       23

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                             23

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         23

   ITEM 5 - OTHER INFORMATION                                                           23

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                            23

                                      (i)

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998 (UNAUDITED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)



                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                      1997           1998
                                                      ----           ----
                                                     $'000          $'000
                                                  (UNAUDITED)    (UNAUDITED)
Net sales......................................         4,053          5,596

Cost of goods sold.............................        (3,176)        (3,822)

Gross profit...................................           877          1,774
Selling, general and
     administrative expenses...................          (502)          (852)

Operating income...............................           375            922

Interest income................................            28              0
Interest expense...............................           (54)           (70)
Other income (expenses), net...................           (34)            12
Amortization of goodwill.......................           (16)           (27)

Income before income taxes and minority
 interests.....................................           299            837

Provision for income taxes.....................           (33)           (99)

Income before minority interests...............           266            738
Minority interests.............................           (21)          (131)

Net income.....................................           245            607
                                                    =========      =========

Net income per common share....................     $    0.05      $    0.12
                                                    =========      =========

Weighted average number of common
     shares outstanding........................     4,999,746      4,999,746
                                                    =========      =========


  The accompanying notes are an integral part of these consolidated condensed statements of operations.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

        AS OF DECEMBER 31, 1997 (AUDITED) AND MARCH 31, 1998 (UNAUDITED)
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                DECEMBER 31, 1997  MARCH 31, 1998
                                                                -----------------  ---------------
ASSETS                                                                 $'000            $'000
------                                                                               (UNAUDITED)
Current Assets:
   Cash and bank deposits.................................                 471              770
   Accounts receivable, net...............................               2,827            3,196
   Deposits and prepayments...............................                 307              400
   Inventories, net.......................................               2,928            3,110
                                                                        ------           ------

Total current assets......................................               6,533            7,476

Machinery, equipment and capital leases...................               3,155            3,121
Goodwill..................................................                 810              783
Long-term investment......................................                   1                1
                                                                        ------           ------

Total assets..............................................              10,499           11,381
                                                                        ======           ======

LIABILITIES, MINORITY INTERESTS AND
-----------------------------------
STOCKHOLDERS' EQUITY
--------------------
Current liabilities:
   Short-term bank borrowings.............................               1,290            1,667
   Capital lease obligations, current portion.............                 764              588
   Accounts payable.......................................               1,908            2,306
   Deposits from customers................................                 560              248
   Accrued liabilities....................................               1,579            1,604
   Due to directors.......................................                 861              724
   Due to parent company..................................                   9                0
   Taxation payable.......................................                  68              169
   Dividend payable.......................................                 323              265
                                                                        ------           ------

Total current liabilities.................................               7,362            7,571

Capital lease obligations, non-current portion............                 266              203
Deferred taxation.........................................                  57               57
                                                                        ------           ------

Total liabilities.........................................               7,685            7,831
                                                                        ------           ------

Minority interests........................................                  75              206
                                                                        ------           ------

Stockholders' equity:
Common stock, par value $0.0001; authorized
   60,000,000 shares; outstanding and fully paid
   4,999,746 shares.......................................                   1                1
Additional paid-in capital................................               1,401            1,401
Retained earnings.........................................               1,337            1,945
Cumulative translation adjustments........................                   -               (3)
                                                                        ------           ------

Total stockholders' equity................................               2,739            3,344
                                                                        ------           ------

Total liabilities, minority interests and stockholders'
 equity...................................................              10,499           11,381
                                                                        ======           ======

  The accompanying notes are an integral part of these consolidated condensed balance sheets.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998 (UNAUDITED)
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                  MARCH 31,
                                                        ---------------------------
                                                            1997           1998
                                                        ---------------------------
                                                           $'000          $'000
                                                         (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
Net income............................................          245           607
Adjustments to reconcile net income to net cash
       provided by operating activities -
    Net gain on disposal of machinery and
       equipment......................................           (2)            -
    Minority interests................................           21           131
    Depreciation of machinery and equipment...........          117           126
    Amortization of goodwill..........................           16            27
    Deferred income taxes.............................           14             -
(Increase) Decrease in operating assets -
    Accounts receivable, net..........................         (274)         (369)
    Deposits and prepayments..........................            2           (93)
    Inventories, net..................................         (290)         (182)
Increase (Decrease) in liabilities -
    Accounts payable..................................           58           398
    Deposits from customers...........................          140          (312)
    Accrued liabilities...............................          110            25
    Due to parent company.............................          (89)           (9)
    Taxation payable..................................           13           101
                                                              -----         -----
Net cash provided by operating activities.............           81           450
                                                              -----         -----
Cash flows from investing activities:
    Acquisition of machinery and equipment............           (6)          (94)
    Net cash outflow from acquisition of a
       subsidiary.....................................           (1)            -
    Decrease in due from a related company............           11             -
                                                              -----         -----
Net cash (used in) provided by investing activities...            4           (94)
                                                              -----         -----

Cash flows from financing activities:
    Increase (Decrease) in bank overdrafts............           (7)            -
    New short-term bank loans.........................           68           420
    Decrease in import trust receipts bank
        loans.........................................           19           (43)
    Repayment of capital element of capital...........
       lease obligations..............................         (151)         (239)
    Decrease in due to directors......................           (5)         (137)
    Dividends paid to a minority interests of
       subsidiary.....................................           (2)          (58)
                                                              -----         -----

Net cash used in financing activities.................          (78)          (57)
                                                              -----         -----

Net increase in cash and cash equivalents.............            7           299
Cash and cash equivalents, at beginning of period.....          435           471
                                                              -----         -----
Cash and cash equivalents, at end of period...........          442           770
                                                              =====         =====


  The accompanying notes are an integral part of these consolidated condensed statements of cash flows.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

3.   SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of March 31, 1998 were as follows:

                                                           Percentage
                                           Place of        of equity
Name                                     Incorporation   interest held    Principal activities
----                                     -------------   -------------    --------------------

Creative Master Limited                  Hong Kong                100%    Manufacturing and trading of
                                                                          collectible replica products

Excel Master Limited                     Hong Kong                100%    Trading of collectible replica
                                                                          products

Mastercraft Engineering Limited
(formerly known as Queenex
Enterprises Limited)                     Hong Kong                100%    Manufacturing of molds
                                                                Note b

Carison Engineering Limited              Hong Kong                 70%    Manufacturing of molds
(formerly known as Carison Limited)                             Note c

Techtime Industries Limited              Hong Kong                 55%    Manufacturing of collectible replica
                                                                          products

Donguan Chuangying Toys                  The PRC                Note a    Manufacturing of collectible
Factory Co., Ltd                                                          replica products

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A.  BASIS OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

   B.  GOODWILL

       Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the three months ended March 31, 1997 and 1998, was approximately $16,000 and $27,000, respectively. Accumulated amortization as of December 31, 1997 and March 31, 1998, was approximately $139,000 and $166,000 respectively. Management assesses the remaining life of the goodwill annually, taking into consideration current operating results and future prospects of the subsidiaries.

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

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

   J.  FOREIGN CURRENCY TRANSLATION

       The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments. Aggregate losses (gains) from foreign currency transactions included in the results of operations for the three months ended March 31, 1997 and 1998, were approximately $14,000 and $15,000, respectively.

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

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

   M.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's financial instruments are carried at cost, which approximate their fair values.

5. ACCOUNTS RECEIVABLE

Accounts receivable comprised:

                                                     DECEMBER 31, 1997    MARCH 31, 1998
                                                     -----------------    --------------
                                                            $'000              $'000
                                                                             (UNAUDITED)
Trade receivables.............................               2,996             3,335
Less: Allowance for doubtful accounts.........                (139)             (139)
                                                            ------            ------
Accounts receivable, net......................               2,827             3,196
                                                            ======            ======

6. DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:

                                                     DECEMBER 31, 1997    MARCH 31, 1998
                                                     -----------------    --------------
                                                            $'000              $'000
                                                                            (UNAUDITED)
Deposits for acquisition of molds.............                 149               180
Rental and utility deposits...................                  69                 8
Prepayments...................................                  83               201
Others........................................                   6                11
                                                              ----              ----
                                                               307               400
                                                              ====              ====

7. INVENTORIES

Inventories comprised:

                                                     DECEMBER 31, 1997    MARCH 31, 1998
                                                     -----------------    --------------
                                                            $'000              $'000
                                                                            (UNAUDITED)
Raw materials..................................               1,358             1,403
Work-in-process................................                 722               662
Finished goods.................................                 959             1,156
                                                             ------            ------
Less: Allowance for slow-moving and obsolete                  3,039             3,221
   inventories.................................                (111)             (111)
                                                             ------            ------
Inventories, net...............................               2,928             3,110
                                                             ======            ======

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

8.   MACHINERY, EQUIPMENT AND CAPITAL LEASES

Machinery, equipment and capital leases comprised:

                                                     DECEMBER 31, 1997    MARCH 31, 1998
                                                     -----------------    --------------
                                                            $'000              $'000
                                                                             (UNAUDITED)
Machinery and equipment:
   Machinery and tools.........................                 769               789
   Leasehold improvements......................               1,033             1,101
   Furniture and office equipment..............                 455               459
   Motor vehicles..............................                  21                21
Capital leases:
   Machinery and tools.........................               2,412             2,412
   Furniture and office equipment..............                  14                14
                                                            -------           -------
Cost...........................................               4,704             4,796
Less: Accumulated depreciation.................
   Machinery and equipment.....................              (1,066)           (1,138)
   Capital leases..............................                (483)             (537)
                                                            -------           -------
Machinery, equipment and capital leases, net...               3,155             3,121
                                                            =======           =======

9.   LONG-TERM INVESTMENT

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which was principally engaged in the trading of communication systems. The carrying cost of the long-term investment represented:

                                                     DECEMBER 31, 1997    MARCH 31, 1998
                                                     -----------------    --------------
                                                            $'000              $'000
                                                                             (UNAUDITED)
Long-term investment...........................                 685               685
Less: Write down of investment cost............                (684)             (684)
                                                              -----             -----
Long-term investment, net......................                   1                 1
                                                              =====             =====

The carrying cost of the long-term investment approximated its market value.

10.  GOODWILL

                                                     DECEMBER 31, 1997    MARCH 31, 1998
                                                     -----------------    --------------
                                                            $'000              $'000
                                                                             (UNAUDITED)
Goodwill.......................................                 949               949
Less: Accumulated amortization.................                (139)             (166)
                                                              -----             -----
Goodwill, net..................................                 810               783
                                                              =====             =====

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

11.  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprised:

                                           DECEMBER 31, 1997  MARCH 31, 1998
                                           -----------------  --------------
                                                  $'000            $'000
                                                                (UNAUDITED)
Short-term loans...................                 908            1,328
Import trust receipts bank loans...                 382              339
                                                 ------           ------

                                                  1,290            1,667
                                                 ======           ======


Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3%, which ranged from 11.0% to 13.8% per annum as of December 31, 1997; and at the Hong Kong prime lending rate plus 1.5% to 4.3% which ranged from 10.5% to 14.5% per annum as of March 31, 1998. They were collaterized by the Company's bank deposits of approximately $72,000 and $276,000 as of December 31, 1997 and March 31, 1998, respectively, personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong, mortgage over real estate property owned by Mr. Carl Ka-Wing Tong, a corporate guarantee provided by Acma Strategic Holdings Limited, and a standby letter of credit issued by Acma Ltd. (see Note 18). They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

Supplemental information with respect to short-term bank borrowings for the year ended December 31, 1997 and for the three months ended March 31, 1998, are as follows:

                                         MAXIMUM        AVERAGE          WEIGHTED
                                          AMOUNT         AMOUNT          AVERAGE         WEIGHTED
                                       OUTSTANDING    OUTSTANDING      INTEREST RATE      AVERAGE
                                       DURING THE     DURING THE      AT THE END OF    INTEREST RATE
                                       YEAR/PERIOD    YEAR/PERIOD          THE           DURING THE
YEAR ENDED DECEMBER 31, 1997             $'000          $'000          YEAR/PERIOD      YEAR/PERIOD
----------------------------

Overdrafts..........................        111             17             12.5%            12.1%
                                        =========      =========         =========        =========

Short-term loans....................        908            686             10.7%            10.1%
                                        =========      =========         =========        =========

Import trust receipts loans.........        448            291             12.5%            11.9%
                                        =========      =========         =========        =========

THREE MONTHS ENDED MARCH 31, 1998
           (UNAUDITED)
---------------------------------

Overdrafts..........................         49             24                0%            14.0%
                                        =========      =========         =========        =========

Short-term loans....................      1,346          1,212             11.1%            11.0%
                                        =========      =========         =========        =========

Import trust receipts loans.........        339            323             11.6%            11.8%
                                        =========      =========         =========        =========

12.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                         DECEMBER 31, 1997    MARCH 31, 1998
                                                         -----------------    --------------
                                                               $'000              $'000
                                                                               (UNAUDITED)
Payable during the following period
- Within one year................................                 830               627
- Over one year but not exceeding two years......                 195               163
- Over two years but not exceeding three years...                  91                54
                                                               ------             -----

Total minimum lease payments.....................               1,116               844
Less: Amount representing interest...............                 (86)              (53)
                                                               ------             -----

Present value of minimum lease payments..........               1,030               791
Less: Current portion............................                (764)             (588)
                                                               ------             -----

Non-current portion..............................                 266               203
                                                               ======             =====

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

13.  ACCRUED LIABILITIES

Accrued liabilities comprised:

                                                    DECEMBER 31, 1997   MARCH 31, 1998
                                                    -----------------   --------------
                                                           $'000            $'000
                                                                         (UNAUDITED)
Accruals for operating expenses
 - Salaries, wages and bonus................                 575              327
 - Subcontracting charges...................                 463              330
 - Rentals..................................                  41               20
 - Others...................................                 120              345
Accruals for purchases of loose tools and
  consumables...............................                 269              423
Others......................................                 111              159
                                                          ------           ------

                                                           1,579            1,604
                                                          ======           ======


14.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5% for the year ended December 31, 1997 and for the three months ended March 31, 1997, and 16% for the three months ended March 31, 1998.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and it is subject to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Group's income tax expenses would have been increased by approximately $350 and $4,000 for the three months ended
March 31, 1997 and 1998, respectively.

Provision for income taxes for the year ended December 31, 1997 and the three months ended March 31, 1998 represent provisions for current Hong Kong profits tax. The reconciliation of the United States federal income tax

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES rate to the effective income tax rate based on income (loss) before income taxes and minority interests stated in the consolidated condensed statements of operations is as follows:

                                                          YEAR ENDED       THREE MONTHS ENDED
                                                      DECEMBER 31, 1997      MARCH 31, 1998
                                                      -----------------    ------------------
                                                                               (UNAUDITED)
United States federal income tax rate........                35.0%                 35.0%

Non-taxable income arising from activities
   which qualified as offshore...............               (6.0)%                 (25)%

Non-taxable/non-deductible activities........               (3.6)%                  (3)%

Tax losses not recognized....................                 7.7%                 13.9%

Effect of different tax rates in foreign
   jurisdictions.............................              (20.1)%                 (9.1)%
                                                           ------                  ----
Effective income tax rate....................                13.0%                 11.8%
                                                           ======                  ====

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

The effects of the one-for-one hundred reverse stock split, the one-for-ten reverse stock split, and the redenominations of par value in share capital have been reflected retroactively in the financial statements and all net income per common share computations.


16.  OPERATING LEASE COMMITMENTS

The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the year ended December 31, 1997 and the three months ended March 31, 1998 were approximately $602,000 and $176,000, respectively. Future minimum rental payments as of December 31, 1997 and March 31, 1998, under agreements classified as operating leases with non-cancelable terms, are as follows:

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                                                            DECEMBER 31, 1997   MARCH 31, 1998
                                                            -----------------   --------------
                                                                  $'000              $'000
                                                                                  (UNAUDITED)
Payable during the following period
  - Within one year.................................                 563              583
  - Over one year but not exceeding two years.......                 487              563
  - Over two years but not exceeding three years....                 427              471
  - Over three years but not exceeding four years...                 448              431
  - Over four years but not exceeding five years....                 390              431
  - Thereafter......................................                 977              963
                                                                  ------           ------
                                                                   3,292            3,442
                                                                  ======           ======


17.  RETIREMENT PLAN

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Company's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon retirement or leaving the Group, and 100% of the Group's employer contribution thereon upon retirement on leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the year ended December 31, 1997 was approximately $50,000 and for the three months ended March 31, 1998 was $13,000.

The Group has no other post-retirement or post-employment benefit plans.

18.  BANKING FACILITIES

As of December 31, 1997 and March 31, 1998, the Company had banking facilities of approximately $1,421,000 and $1,884,000, respectively, for overdrafts, loans and trade financing. Unused facilities as of the same dates amounted to approximately $99,000 and $128,000 respectively. These facilities were secured by:

    a. Pledges of the Group's bank deposits of approximately $72,000 and $276,000 as of December 31, 1997 and March 31, 1998, respectively;

    b. Personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong;

    c.   Mortgage over real estate property owned by Mr. Carl Ka-Wing Tong;

    d.   Corporate guarantee provided by Acma Strategic Holdings Limited; and

    e. A standby letter of credit issued by Acma Ltd. of approximately $388,000 as of March 31, 1998.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

19.  RELATED PARTY TRANSACTIONS

     a The Company entered into the following transactions with related companies:

                                              YEAR ENDED     THREE MONTHS ENDED
                                           DECEMBER 31, 1997   MARCH 31, 1998
                                           -----------------   --------------
                                                 $'000             $'000
                                                                 (UNAUDITED)
Management fee paid to Acma Strategic
   Holdings Limited.....................           115                34

     b Details of amounts due to directors of the Company as of December 31, 1997 and March 31, 1998, are as follows:

                                           DECEMBER 31, 1997   MARCH 31, 1998
                                           -----------------   --------------
                                                 $'000             $'000
                                                                 (UNAUDITED)
Mr. Leo Sheck-Pui Kwok..................           612               575
Mr. Carl Ka-Wing Tong...................           249               149
                                                  ----              ----
                                                   861               724
                                                  ====              ====


The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

     c Details of amount due to parent company as of December 31, 1997 and March 31, 1998, are as follows:.

                                           DECEMBER 31, 1997        MARCH 31, 1998
                                           -----------------      ------------------
                                                 $'000                   $'000
                                                                      (UNAUDITED)
Acma Strategic Holdings Limited.........             9                      -
                                                     =                      =

   The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

     d As of December 31, 1997 and March 31, 1998, the Company's banking facilities were secured by personal guarantees provided by Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong; mortgage over real estate property owned by Mr. Carl Ka-Wing Tong; corporate guarantee provided by Acma Strategic Holdings Limited; and a standby letter of credit issued by Acma Ltd. of approximately $388,000.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

20.  SEGMENTAL ANALYSIS

     a   NET SALES

         Net sales comprised:

                             THREE MONTHS ENDED MARCH 31,
                           ---------------------------------
                                1997               1998
                               $'000               $'000
                                                (UNAUDITED)
Sales of merchandise...         3,360              4,560
Sales of molds.........           670                879
Others.................            23                157
                               ------             ------
                                4,053              5,596
                               ======             ======

A substantial portion of Group's sales are made to the United States of America.

     b   ASSETS

Substantially all of the Group's assets are located in Hong Kong and the PRC.

     c    MAJOR CUSTOMERS

Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                 YEAR ENDED         THREE MONTHS ENDED
                                              DECEMBER 31, 1997        MARCH 31, 1998
                                              -----------------     ------------------
                                                    $'000                  $'000
                                                                        (UNAUDITED)
MBI Inc..............................                64.2%                   41.0%
Mattel Vendor Operations Asia Ltd....                14.8%                   40.0%
Brookfield Collectors Guild..........                 4.7%                    5.0%
Tyco Hong Kong Limited...............                 5.6%                    0.0 %

     d   MAJOR SUPPLIERS

                                                 YEAR ENDED         THREE MONTHS ENDED
                                              DECEMBER 31, 1997        MARCH 31, 1998
                                              -----------------     ------------------
                                                    $'000                  $'000
                                                                        (UNAUDITED)
Manfield Coatings Co., Ltd...........                 9.0%                  9.3%
Genesis Off-set Printing Co., Ltd....                 8.5%                 13.6%
Lee Kee Metal Co., Ltd...............                 6.1%                 10.1%
Zinamet Co., Ltd.....................                 6.9%                  0.0%

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

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

   b   DEPENDENCE ON STRATEGIC RELATIONSHIP

   The Group conducts its manufacturing operations through its contractual joint venture established between the Company and a PRC party, and several subcontracting agreements entered into with certain PRC parties. The deterioration of any or all of these strategic relationships may have an a verse effect on the operations of the Group.

   c   CONCENTRATION OF CREDIT RISK

   Concentration of accounts receivable is as follows:

                                            DECEMBER 31, 1997    MARCH 31, 1998
                                            -----------------    --------------
                                                  $'000              $'000
                                                                  (UNAUDITED)

Five largest accounts receivable...                92.1%             98.1%
                                                   =====             =====

The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

22.  OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                                   MARCH 31, 1997          MARCH 31, 1998
                                                   --------------          --------------
                                                        $'000                  $'000
                                                                             (UNAUDITED)

Depreciation of machinery and equipment
  - owned assets..............................             77                     72
  - assets held under capital leases..........             40                     54
Provision for doubtful account................              -                      -
Provision for slow-moving and obsolete
   inventories................................              -                      -
Interest expenses for
  - bank overdrafts and loans.................             28                     40
  - capital lease obligations.................             26                     30
Operating lease rentals for rented premises...            105                    128
Repairs and maintenance expenses..............             69                     40
Net foreign exchange (gain) loss..............              3                     15
                                                         ====                   ====

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

RESULTS OF OPERATIONS


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998          1997
                                                      ------        ------
                                                       $'000         $'000

Sales..............................................    5,596         4,053
Gross Profit.......................................    1,774           877
Selling, general and administrative expenses.......     (852)         (502)
Operating income...................................      922           375
Income before income taxes and minority interests..      837           299
Provision for income taxes.........................      (99)          (33)
Minority interests.................................     (131)          (21)
Net income.........................................      607           245
                                                       =====         =====

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

   Net Sales. Net sales for the three months ended March 31, 1998 were $5,596,000, an increase of $1,543,000, or 38%, from $4,053,000 for the three months ended March 31, 1997. This increase was due primarily to an increase in sales volume of the Company's products to existing and new customers and a direct result of the increase in capacity.

   Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1998 was $3,822,000, an increase of $646,000, or 20%, from $3,176,000 for the three months ended March 31, 1997. This increase was due to additional raw material purchases that were made to meet increased sales volume.

   Selling, General And Administrative Expenses. Selling, general and administrative expenses totaled $852,000 for the three months ended March 31, 1998, an increase of $350,000, or 70%, from $502,000 for the three months ended March 31, 1997. Selling, general and administrative expenses constituted 15% of net sales for the three months ended March 31, 1998 and 12% of net sales for the three months ended March 31, 1997. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity.

   Interest Income. Interest income was not material for the three months ended March 31, 1998, as compared to $28,000 in the three months ended March 31, 1997. The decrease in interest reflects the utilization of cash to meet increased sales and manufacturing capacity.

   Interest Expenses. Interest expense was $70,000, or 1.3% of net sales, for the three months ended March 31, 1998 as compared to $54,000, or 1.3% of net sales, for the three months ended March 31, 1997. The increase in interest expenses was attributable to higher interest rates and finance charges associated with additional capital requirements needed to meet manufacturing needs.

   Minority Interests. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests at March 31, 1998 totaled approximately $131,000.

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

LIQUIDITY AND CAPITAL RESOURCES

   For the three months ended March 31, 1998, the Company's operations provided cash of $450,000. The Company's cash balance increased by $299,000 to $770,000 at March 31, 1998, as compared to $471,000 at March 31, 1997.

   The Company's working capital deficit decreased to $95,000 at March 31, 1998, as compared to $829,000 at December 31, 1997. Net accounts receivable increased by $369,000, or 13%, to $3,196,000 at March 31, 1998, as compared to $2,827,000 at December 31, 1997 as result of sales volume increases. Consistent with practices in the die-cast collectibles industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties. The Company has not experienced any significant problems with collection of its account receivable.

   The Company's accounts payable and accrued liabilities increased by $423,000, or 12%, to $3,910,000 at March 31, 1998, as compared to $3,487,000 at December 31, 1997. The increase in accounts payable and accrued liabilities was primarily due to increased purchases of raw materials and packing materials for anticipated sales and the increase in accrued liabilities was a result of manufacturing expansion.

   The Company's inventories increased by $182,000 or 6% to $3,110,000 at March 31, 1998, as compared to $2,928,000 at December 31, 1997 as a result of increased purchasing of materials to accommodate increased sales and manufacturing.

   For the three months ended March 31, 1998, additions to property, plant and equipment aggregated $94,000 as compared to $1,226,000 at December 31, 1997. The Company anticipates that additional expenditures in connection with the continuing expansion and improvement of production facilities at the Dongguan facility during the remainder of 1998 will be approximately $3,147,000, a portion of which is expected to be funded by capital lease financing.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In January 1998, the majority of the Company's stockholders voted by their consent in writing to change the Company's name from "Davin Enterprises, Inc." to "Creative Master International, Inc." and to increase the Company's authorized capital stock to 60,000,000 shares of common stock. In March 1998, the majority of the Company's stockholders voted by their consent to effect a 1-for-10 reverse stock split of the Company's common stock.

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 1998, the Company filed two reports on Form 8-K, as follows: Form 8-K for the event dated December 30, 1997 with respect to Items 1 and 2, and Form 8-K for the event dated December 31, 1997 with respect to Item 6.

         Exhibits:

         10.1 Lease of Unit A2, Casey Industrial Building, Kowloon, Hong Kong between Creative Master Limited and Fortune Wind Investments Limited. (To be filed by amendment)

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CREATIVE MASTER INTERNATIONAL INC.




Date:   October 30, 1998          By: /s/ Carl Tong
                                      ------------------------------------------
                                      Carl Tong, President