Form 10QSB
period 1998-09-30
CREATIVE MASTER INTERNATIONAL INC
filed 1998-11-16
CIK 815017

Form 10QSB for CREATIVE MASTER INTERNATIONAL INC filed on November 16, 1998


U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ________________

COMMISSION FILE NUMBER 33-18521-NY


CREATIVE MASTER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE                             11- 2854355
(State or other jurisdiction        (IRS Employer Identification No.)
or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 1998 was 4,999,746 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                               ---     ---

                               TABLE OF CONTENTS
                               -----------------

                                                                                              PAGE
                                                                                              ----
PART 1 - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

               Consolidated  Condensed  Statements  of Operations - for each of the three-month and nine-month periods ended September 30, 1997
               and 1998 (unaudited)                                                               1

               Consolidated Condensed Balance Sheets - as of December 31, 1997
               (audited) and September 30, 1998 (unaudited)                                       2

               Consolidated Condensed Statements of Cash Flows - for each
               of the nine-month periods ended September 30, 1997 and 1998 (unaudited)            3

               Notes to Consolidated Condensed Financial Statements                            4-19

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                      20-24

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS                                                                 25

      ITEM 2 - CHANGES IN SECURITIES                                                             25

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                   25

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               25

      ITEM 5 - OTHER INFORMATION                                                                 25

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                  25

                                     (i)

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
             ----------------------------------------------------

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                -----------------------------------------------
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998,
            -------------------------------------------------------
         AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)
         -------------------------------------------------------------
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                             3 months                           9 months
                                                             September                          September
                                                     1 9 9 7        1 9 9 8             1 9 9 7        1 9 9 8
                                                      $'000          $'000               $'000          $'000
                                                    (unaudited)    (unaudited)         (unaudited)    (unaudited)
Net sales                                              5,367           9,804              13,090          24,129
Cost of goods sold                                     4,347          (8,045)             10,466         (18,303)

Gross profit                                           1,020           1,759               2,624           5,826

Selling, general and administrative expenses            (767)         (1,077)             (1,964)         (3,070)

Interest income                                          104               3                 108              17
Interest expense                                        (138)            (88)               (192)           (208)
Other income, net                                        174             279                 150             231
Gain on dilution of equity interest in
 a subsidiary                                                              0                                  77
Reorganization expense                                                     0                                   0
Amortization of goodwill                                 (11)            (24)                (37)            (70)
                                                                           0
Income (Loss) before income taxes and minority
 interests                                               382             852                 689           2,803
                                                                           0
Provision for income taxes                               (72)           (131)               (128)           (359)
                                                                           0
Income (Loss) before minority interests                  310             721                 561           2,444
                                                                           0
Minority interests                                         0             (56)                  0            (370)

Net income (loss)                                        310             665                 561           2,074

Net income (loss) per common share                      0.06            0.13               $0.11           $0.41

Weighted average number of common shares
 outstanding                                       4,999,746       4,999,746           4,999,746       4,999,746

The accompanying notes are an integral part of these consolidated condensed statements of operations.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
     AS OF DECEMBER 31, 1997 (AUDITED) AND SEPTEMBER 30, 1998 (UNAUDITED)
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                           December 31, 1997            September 30, 1998
                                                               1 9 9 7                      1 9 9 8
                                                                $'000                        $'000
ASSETS                                                         (audited)                   (unaudited)
Current assets:
  Cash and bank deposits                                           471                          889
  Accounts receivable, net                                       2,827                        5,098
  Deposits and prepayments                                         307                          644
  Inventories, net                                               2,928                        3,331

Total current assets                                             6,533                        9,962

Machinery, equipment and capital leases, net                     3,155                        4,854
Long-term investment                                                 1                            1
Deferred stock issuance costs                                        0                          132
Goodwill                                                           810                          740
                                                                ------                       ------
Total assets                                                    10,499                       15,689
                                                                ======                       ======

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                                     1,290                        1,503
  Capital lease obligations, current portion                       764                          456
  Accounts payable                                               1,908                        3,474
  Deposits from customers                                        1,579                        2,699
  Accrued liabilities                                              560                          438
  Due to directors                                                 861                          670
  Due to parent company                                              9                            0
  Taxation payable                                                  68                          161
  Dividend payable                                                 323                          323
                                                                ------                       ------

Total current liabilities                                        7,362                        9,724

Capital lease obligations, non-current portion                     266                          502
Deferred taxation                                                   57                          263
                                                                ------                       ------

                                                                ------                       ------
Total liabilities                                                7,685                       10,489
                                                                ------                       ------

                                                                ------                       ------
Minority interests                                                  75                          387
                                                                ------                       ------
Stockholders' equity:
Common stock, par value $0.0001; authorized -
 60,000,000 shares; outstanding and fully paid -
 4,999,746 shares                                                    1                            1
Additional paid-in capital                                       1,401                        1,401
Retained earnings                                                1,337                        3,411
Cumulative translation adjustments                                   0                            0
                                                                ------                       ------
Total stockholders' equity                                       2,739                        4,813
                                                                ------                       ------
Total liabilities, minority interest and stockholders'
 equity                                                         10,499                       15,689
                                                                ------                       ------

 The accompanying notes are an integral part of these consolidated condensed balance sheets.

             CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
             ----------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)
       -----------------------------------------------------------------
                 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                                 September 30,
                                                                          1 9 9 7             1 9 9 8
                                                                           $'000               $'000
                                                                        (unaudited)         (unaudited)
Cash flows from operating activities:
Net income                                                                    561               2,074
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities-
  Depreciation of machinery and equipment                                     317                 473
  Amortization of goodwill                                                     37                  70
  Minority interests                                                            0                 370
  Deferred income taxes                                                       (29)                184
(Increase) Decrease in operating assets-
  Accounts receivable, net                                                 (1,334)             (2,271)
  Deposits and prepayments                                                 (1,050)               (337)
  Inventories, net                                                           (478)               (403)
Increase (Decrease) in operating liabilities-
  Accounts payable                                                            (72)              1,566
  Deposits from customers                                                       0                (122)
  Accrued liabilities                                                         995               1,120
  Due to parent company                                                         0                  (9)
  Taxation payable                                                             51                 113
                                                                           ------              ------
Net cash provided by (used in) operating activities                        (1,002)              2,828
                                                                           ------              ------

Cash flows from investing activities:
  Acquisition of machinery and equipment                                       (9)             (1,532)
  Decrease in due from a related company                                       41                   0

                                                                           ------              ------
Net cash (used in) provided by investing activities                            32              (1,532)
                                                                           ------              ------

Cash flows from financing activities:
  Decrease in bank overdrafts                                                 (25)                  0
  New short-term bank loans                                                   907               2,450
  Repayment of short-term bank loans                                         (452)             (2,386)
  Increase (Decrease) in import trust receipts bank loans                     (76)                149
  Repayment of capital element of capital lease obligations                  (278)               (712)
  Stock issuance costs paid                                                     0                (132)
  (Decrease) Increase in due to directors                                     727                (190)
  Decrease in due to a related company                                          0                   0
  Finance from minority interest of a subsidiary                                0                   1
  Dividends paid to minority interests of a subsidiary                          0                 (58)
                                                                           ------              ------
Net cash (used in) provided by financing activities                           830                (878)
                                                                           ------              ------

Effect of cumulative translation adjustments                                   (2)                  0
                                                                           ------              ------

Net increase (decrease) in cash and cash equivalents                         (170)                418

Cash and bank deposits, as of beginning of period                             435                 471
                                                                           ------              ------

Cash and bank deposits, as of end of period                                   265                 889
                                                                           ------              ------

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

Acquisition of CML
------------------
On December 30, 1997, the Company acquired 100% interest in Creative Master Limited ("CML"; a company incorporated in Hong Kong) by issuing 4,806,000 shares of common stock of par value $0.0001 each (after the reverse stock splits and the redenominations of par value as described in Note 15) to Acma Strategic Holdings Limited ("ASHL"; a company incorporated in Hong Kong), Mr. Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong. ASHL is 90% owned by Acma Ltd., a company incorporated in Singapore and listed on the Singapore Stock Exchange Limited, and 10% owned by Mr. Carl Ka-Wing Tong. CML and its subsidiaries ("the CML Group") are principally engaged in the manufacturing of collectible replica racing and classic cars for sale to customers in the United States of America and Europe. The CML Group maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China ("the PRC").

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

3.  SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1997 were as follows:

                                                             Percentage of
                                           Place of         equity interest
               Name                     incorporation            held                 Principal activities
-------------------------------        --------------      ----------------     -------------------------------
Creative Master Limited                  Hong Kong                 100%         Manufacturing and trading of
                                                                                  collectible replica products

Excel Master Limited                     Hong Kong                 100%         Trading of collectible replica
                                                                                  products

Mastercraft Engineering Limited          Hong Kong                 100%         Manufacturing of molds
 (formerly known as Queenex                                       Note a
 Enterprises Limited)


Carison Engineering Limited              Hong Kong                  70%         Manufacturing of molds
 (formerly known as Carison                                       Note b
 Limited)


Techtime Industries Limited              Hong Kong                  55%         Manufacturing of collectible
                                                                                  replica products

Dongguan Chuangying Toys Factory          The PRC                  Note c       Manufacturing of collectible
 Co., Ltd.                                                                        replica products

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

Notes

a. Effective from April 15, 1998, Queenex Enterprises Limited changed its name to Mastercraft Engineering Limited ("MEL"), the present one. Prior to April 14, 1998, MEL was 100% owned by the Group. On April 14, 1998, MEL issued 9,000 shares of common stock of par value $0.129 each (equivalent of HK$1 each) to three parties that are not involved in management of the Company at par and 11,000 shares of common stock to the Group at par.

b. Effective from May 20, 1998, Carison Limited changed its name from Carison Engineering Limited, to the present one.

c. Dongguan Chuangying Toys Factory Co., Ltd. is a contractual joint venture established in the PRC to be operated for 12 years until October 2006. Under the joint venture contract dated September 10, 1994 and the supplemental contract dated April 1, 1996, the Group's joint venture partner is not entitled to any profit of the joint venture and is not responsible for any loss of the joint venture. In view of the profit sharing arrangement, the joint venture is regarded as 100% owned by the Company.


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.  BASIS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

    B.  GOODWILL

    Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the year ended December 31, 1997 was approximately $62,000, and during the nine months ended September 30, 1997 and 1998 was approximately $37,000 and $70,000, respectively. Accumulated amortization as of December 31, 1997 and September 30, 1998 was approximately $139,000 and $209,000, respectively. Management assesses the remaining life of the goodwill annually, taking into consideration current operating results and future prospects of the subsidiaries.

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

    The Group recognizes an impairment loss on machinery and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

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

    J.  FOREIGN CURRENCY TRANSLATION

    The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments. Aggregate losses (gains) from foreign currency transactions included in the results of operations for the year ended December 31, 1997 was approximately $47,000 and for the nine months ended September 30, 1997 and 1998 were approximately $29,000 and ($117,000), respectively.

    K.  NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income (loss) for each period by the weighted average number of shares of comon stock outstanding during the period, as if the common stock issued for the acquisition of CML (see Note 1) and the reverse stock splits and the redenominations of par value (see Note 15) had been consummated prior to the periods presented. The weighted average number of shares used to compute net income (loss) per common share was 4,999,746 for all periods presented.

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

5.  ACCOUNTS RECEIVABLE

Accounts receivable comprised:
                                                         December 31,            September 30,
                                                           1 9 9 7                  1 9 9 8
                                                    ---------------------     --------------------
                                                           $'000                     $'000
                                                                                   (unaudited)
Trade receivables                                                   2,966                    5,231
Less: Allowance for doubtful accounts                                (139)                    (133)
                                                    ---------------------     --------------------

Accounts receivable, net                                            2,827                    5,098
                                                    =====================     ====================

6.  DEPOSITS AND PREPAYMENTS

Deposits and prepayments comprised:

                                                         December 31,            September 30,
                                                           1 9 9 7                  1 9 9 8
                                                    ---------------------    --------------------
                                                           $'000                    $'000
                                                                                   (unaudited)
Deposits for acquisition of moulds                                    149                     430
Rental and utility deposits                                            69                     115
Prepayments                                                            83                      76
Others                                                                  6                      23
                                                    ---------------------    --------------------
                                                                      307                     644
                                                    =====================    ====================

7.  INVENTORIES

Inventories comprised:

                                                         December 31,             September 30,
                                                           1 9 9 7                   1 9 9 8
                                                    ---------------------     --------------------
                                                           $'000                     $'000
                                                                                    (unaudited)
Raw materials                                                       1,358                    1,548
Work-in-process                                                       722                      877
Finished goods                                                        959                    1,007
                                                    ---------------------     --------------------

                                                                    3,039                    3,432
Less: Allowance for slow-moving and obsolete
 inventories                                                         (111)                    (101)

                                                    ---------------------     --------------------

Inventories, net                                                    2,928                    3,331
                                                    =====================     ====================

8.  MACHINERY, EQUIPMENT AND CAPITAL LEASES

Machinery, equipment and capital leases comprised:

                                                         December 31,            September 30,
                                                            1 9 9 7                 1 9 9 8
                                                    ---------------------     --------------------
                                                            $'000                    $'000
                                                                                    (unaudited)
Machinery and equipment:
 Machinery and tools                                                  769                    1,822
 Leasehold improvements                                             1,033                    1,158
 Furniture and office equipment                                       455                      726
 Motor vehicles                                                        21                       54
Capital leases:
 Machinery and tools                                                2,412                    3,057
 Motor vehicle                                                          -                       32
 Furniture and office equipment                                        14                       18
                                                    ---------------------     --------------------

Cost                                                                4,704                    6,867

Less:  Accumulated depreciation
       Machinery and equipment                                     (1,066)                  (1,325)
       Capital leases                                                (483)                    (688)
                                                    ---------------------     --------------------

Machinery, equipment and capital leases, net                        3,155                    4,854
                                                    =====================     ====================

9.  LONG-TERM INVESTMENT

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which was principally engaged in the trading of communication systems. The carrying cost of the long-term investment represented:

                                                         December 31,             September 30,
                                                            1 9 9 7                  1 9 9 8
                                                    ---------------------     --------------------
                                                            $'000                     $'000
                                                                                    (unaudited)
Long-term investment                                                  685                      685
Less: Write down of investment cost                                  (684)                    (684)
                                                    ---------------------     --------------------
                                                    =====================     ====================
Long-term investment, net                                               1                        1
                                                    =====================     ====================

The carrying cost of the long-term investment approximated its market value.

10.  GOODWILL

                                                        December 31,             September 30,
                                                          1 9 9 7                   1 9 9 8
                                                    ---------------------     --------------------
                                                           $'000                    $'000
                                                                                    (unaudited)
Goodwill                                                              949                      949
Less: Accumulated amortization                                       (139)                    (209)
                                                    ---------------------     --------------------

Goodwill, net                                                         810                      740
                                                    =====================     ====================

11.  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprised:

                                                                                 December 31,          September 30,
                                                                                   1 9 9 7                1 9 9 8
                                                                            --------------------    -------------------
                                                                                   $'000                  $'000
                                                                                                         (unaudited)
Short-term loans                                                                             908                    972
Import trust receipts loans                                                                  382                    531
                                                                            --------------------    -------------------

                                                                                           1,290                  1,503
                                                                            ====================    ===================

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3%, which ranged from 11.0% to 13.8% per annum as of December 31, 1997; and at the Hong Kong prime lending rate plus 1.5% to 4.3% or the United States prime lending rate plus 2.3%, which ranged from 10.8% to 14.3% per annum as of September 30, 1998. They are collaterized by the Group's bank deposits of approximately $72,000 and $472,000 as of December 31, 1997 and September 30, 1998, respectively, personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong, mortgage over real estate property owned by Mr. Carl Ka-Wing Tong, corporate guarantee provided by Acma Strategic Holdings Limited, and a standby letter of credit issued by Acma Ltd. (see Note 18). They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

Supplemental information with respect to short-term bank borrowings for the year ended December 31, 1997 and nine months ended September 30, 1998 are as follows:


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
                               ====================    ====================     ====================     ====================

Nine months ended
  September 30, 1998
  (unaudited)
--------------------------

Overdrafts                                       49                       8                        0%                    14.2%
                               ====================    ====================     ====================     ====================

Short-term loans                              1,427                   1,113                     11.5%                    11.6%
                               ====================    ====================     ====================     ====================

Import trust receipts
 loans                                          531                     378                     11.7%                    11.8%
                               ====================    ====================     ====================     ====================

12.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                                                 December 31,             September 30,
                                                                                   1 9 9 7                  1 9 9 8
                                                                            ---------------------     --------------------
                                                                                    $'000                    $'000
                                                                                                           (unaudited)
Payable during the following period
 -  Within one year                                                                           830                      556
 -  Over one year but not exceeding two years                                                 195                      398
 -  Over two years but not exceeding three years                                               91                      180
                                                                            ---------------------     --------------------

Total minimum lease payments                                                                1,116                    1,134
Less: Amount representing interest                                                            (86)                    (176)
                                                                            ---------------------     --------------------

Present value of minimum lease payments                                                     1,030                      958

Less: Current portion                                                                        (764)                    (456)
                                                                            ---------------------     --------------------

Non-current portion                                                                           266                      502
                                                                            =====================     ====================

13.  ACCRUED LIABILITIES

Accrued liabilities comprised:

                                                                                        December 31,           September 30,
                                                                                         1 9 9 7                  1 9 9 8
                                                                                          $'000                    $'000
                                                                                                                 (unaudited)
Accruals for operating expenses
 -  Salaries, wages and bonus                                                                 575                     860
 -  Subcontracting charges                                                                    463                   1,004
 -  Rentals                                                                                    41                      22
 -  Others                                                                                    120                     248
Accruals for purchases of loose tools and
 consumables                                                                                  269                     277

Accruals for purchases of machinery and tools
                                                                                                -                     181
Others                                                                                        111                     107
                                                                            ---------------------    --------------------
                                                                                            1,579                   2,699
                                                                            =====================    ====================

14.  INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16.5% for the nine months ended September 30, 1997, and 16% for the nine months ended September 30, 1998.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations, followed by a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Group's income tax expenses would have been increased by approximately $6,000 and $9,000 for the nine months ended September 30, 1997 and 1998, respectively.

Provision for income taxes comprised:

                                                                                 Nine months ended September 30,
                                                                          -----------------------------------------
                                                                               1 9 9 7                1 9 9 8
                                                                          ------------------     ------------------
                                                                                $'000                  $'000
                                                                              (unaudited)            (unaudited)
Current taxes
 -  Hong Kong profits tax                                                                157                    175

Deferred taxes                                                                           (29)                   184
                                                                          ------------------     ------------------

                                                                                         128                    359
                                                                          ==================     ==================

Provision for income taxes for the year ended December 31, 1997 and the nine months ended September 30, 1998 represent provisions for current Hong Kong profits tax. The reconciliation of the United States federal income tax to the effective income tax rate based on income (loss) before income taxes and minority interests stated in the consolidated statements of operations is as follows:

                                                                                  Nine months ended September 30,
                                                                          ------------------------------------------
                                                                                1 9 9 7                 1 9 9 8
                                                                          ------------------      ------------------
                                                                               (unaudited)             (unaudited)
United States federal income tax rate                                                  35.0%                   35.0%

Non-taxable income arising from activities which qualified as
 offshore                                                                             (13.9%)                 (16.6%)

Non-taxable/non-deductible activities                                                   0.1%                   11.4%

Tax losses not recognized                                                              17.5%                    3.6%

Effect of different tax rates in foreign jurisdictions                                (20.1%)                 (20.6%)
                                                                          ------------------      ------------------

Effective income tax rate                                                              18.6%                   12.8%
                                                                          ==================      ==================

Components of deferred tax assets (liabilities) as of December 31, 1997 and September 30, 1998 are as follows:

                                                                                December 31,              September 30,
                                                                                  1 9 9 7                   1 9 9 8
                                                                            ---------------------     --------------------
                                                                                   $'000                     $'000
                                                                                                          (unaudited)
Cumulative tax losses                                                                          42                       42

Accumulated differences between taxation
 allowance and depreciation expenses of
 machinery and equipment                                                                      (99)                    (305)
                                                                            ---------------------     --------------------

Deferred taxation                                                                             (57)                    (263)
                                                                            =====================     ====================

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

16.  OPERATING LEASE COMMITMENTS

The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2006. Rental expenses for the nine months ended September 30, 1997 and 1998 were approximately $434,000 and $522,000, respectively. Future minimum rental payments as of December 31, 1997 and September 30, 1998, under agreements classified as operating leases with non-cancellable terms, are as follows:

                                                                       December 31,              September 30,
                                                                          1997                      1998
                                                                  ---------------------      ---------------------
                                                                         $'000                     $'000
                                                                                                 (unaudited)
Payable during the following period
 -  Within one year                                                                 563                        621
 -  Over one year but not exceeding two years                                       487                        538
 -  Over two years but not exceeding three years                                    427                        532
 -  Over three years but not exceeding four years                                   448                        489
 -  Over four years but not exceeding five years                                    390                        466
 -  Thereafter                                                                      977                      1,318
                                                                  ---------------------      ---------------------

                                                                                  3,292                      3,964
                                                                  =====================      =====================

17.  RETIREMENT PLAN

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the year ended December 31, 1997 was $50,000, and for the nine months ended September 30, 1997 and 1998 were approximately $37,000 and $46,000, respectively.

The Group has no other post-retirement or post-employment benefit plans.

18.  BANKING FACILITIES

As of December 31, 1997 and September 30, 1998, the Group had banking facilities of approximately $1,422,000 and $1,943,000, respectively, for overdrafts, loans and trade financing. Unused facilities as of December 31, 1997 and September 30, 1998 amounted to approximately $99,000 and $439,000, respectively. These facilities were secured by:

     a. Pledges of the Group's bank deposits of approximately $72,000 and $472,000 as of December 31, 1997 and September 30, 1998, respectively;
     b. Personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong;
     c.   Mortgage over real estate property owned by Mr. Carl Ka-Wing Tong;
     d.   Corporate guarantee provided by Acma Strategic Holdings Limited; and
     e. A standby letter of credit issued by Acma Ltd. of approximately $388,000 as of September 30, 1998.

19.  RELATED PARTY TRANSACTIONS

     a. The Group entered into the following transactions with related companies:

                                                                                  Nine months ended September 30,
                                                                              -----------------------------------
                                                                                  1 9 9 7             1 9 9 8
                                                                              ---------------     ---------------
                                                                                   $'000               $'000
                                                                                 (unaudited)         (unaudited)
     Management fee paid to Acma Strategic Holdings Limited                                79                 116

     Purchases of machinery and tools from Faithera Engineering Limited*                    0                 362
                                                                              ===============     ===============

     * Faithera Engineering Limited is beneficially owned by certain minority shareholders of Mastercraft Engineering Limited.

     b. Details of amounts due to directors of the Company as of December 31, 1997 and September 30, 1998 are as follows:


                                                          December 31,             September 30,
                                                            1 9 9 7                 1 9 9 8
                                                    ---------------------    --------------------
                                                           $'000                     $'000
                                                                                   (unaudited)
     Mr. Leo Sheck-Pui Kwok                                           612                     438
     Mr. Carl Ka-Wing Tong                                            249                     232
                                                    ---------------------    --------------------

                                                                      861                     670
                                                    =====================    ====================

     The amounts due to directors are unsecured, non-interest bearing and without pre-determined repayment terms.

     c. Details of amount due to parent company as of December 31, 1997 and September 30, 1998 are as follows:

                                                                                 December 31,             September 30,
                                                                            ---------------------    --------------------
                                                                                    1 9 9 7                 1 9 9 8
                                                                            ---------------------    --------------------
                                                                                     $'000                   $'000
                                                                                                           (unaudited)
     Acma Strategic Holdings Limited                                                            9                       -
                                                                            =====================    ====================

     The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

     d. As of December 31, 1997 and September 30, 1998, the Group's banking facilities were secured by personal guarantees provided by Mr. Leo Sheck-Pui Kwok and Mr. Carl Ka-Wing Tong; mortgage over real estate property owned by Mr. Carl Ka-Wing Tong; corporate guarantee provided by Acma Strategic Holdings Limited; and a standby letter of credit issued by Acma Ltd. of approximately $388,000.

20.   SEGMENTAL ANALYSIS

      A.      NET SALES
      Net sales comprised:

                                                         Nine months ended September 30,
                                                     -----------------------------------
                                                         1 9 9 7             1 9 9 8
                                                     ---------------     ---------------
                                                          $'000               $'000
                                                        (unaudited)         (unaudited)
      Sales of merchandise                                    10,692              19,720
      Sales of molds                                           2,300               4,308
      Others                                                      98                 101
                                                     ---------------     ---------------

                                                              13,090              24,129
                                                     ===============     ===============

      A substantial portion of Group's sales are made to customers in the United States of America.

      B.      ASSETS

      Substantially all of the Group's assets are located in Hong Kong and Guangding Province, the PRC.

      C.      MAJOR CUSTOMERS

      Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                            Nine months ended September 30,
                                                        -----------------------------------
                                                            1 9 9 7             1 9 9 8
                                                        ---------------     ---------------
                                                           (unaudited)         (unaudited)
      MBI Inc.                                                     68.4%               37.3%
      Mattel Vendor Operations Asia Ltd.                           10.0%               25.2%
      Tyco Hong Kong Limited                                        7.2%                  -
      Drumwell Limited                                              1.8%                4.2%
      Brookfield Collectors Guild                                   7.1%                4.2%
      Road Champs Ltd.                                              3.9%                6.5%
      Hallmark Cards (Hong Kong) Ltd.                               0.8%                5.7%
      Paul's Model Art GmbH                                           -                 6.9%
                                                        ===============     ===============

      D.      MAJOR SUPPLIERS

                                                            Nine months ended September 30,
                                                        -----------------------------------
                                                                1 9 9 7             1 9 9 8
                                                        ---------------     ---------------
                                                           (unaudited)         (unaudited)
      Manfield Coatings Co., Ltd.                                   7.3%               10.9%
      Genesis Off-set Printing Co., Ltd.                            5.4%                9.8%
      Zinamet Co., Ltd.                                             4.8%                2.7%
      Lee Kee Metal Co., Ltd.                                       5.8%                6.8%
                                                        ===============     ===============

21.   OPERATING RISKS

      A.  COUNTRY RISK

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

      The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western EuropeFinancial Printing GroupFinancial Printing GroupThe Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

      B.  DEPENDENCE ON STRATEGIC RELATIONSHIP

      The Group conducts its manufacturing operations through its contractual joint venture established between the Company and a PRC party, and several subcontracting agreements entered into with certain PRC parties. The deterioration of any or all of these strategic relationships may have an adverse effect on the operations of the Group.

      C.  CONCENTRATION OF CREDIT RISK

      Concentration of accounts receivable is as follows:

                                                                                       December 31,             September 30,
                                                                                          1 9 9 7                 1 9 9 8
     Five largest accounts receivable                                                        92.1%                    77.8%

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

22.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     a.  Cash paid for interest and income taxes comprised:

                                                Nine months ended September 30,
                                            -----------------------------------
                                                 1 9 9 7             1 9 9 8
                                               (unaudited)         (unaudited)
     Interest                                           192                 208
                                            ===============     ===============
     Income taxes                                        75                   0
                                            ===============     ===============

     b.   Supplemental disclosure of investing activities:

          During the nine months ended September 30, 1997 and 1998, the Group entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $835,000 and $631,000, respectively.

23.  OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                             Nine months ended September 30,
                                             -------------------------------
                                               1 9 9 7            1 9 9 8
                                             --------------    -------------
                                                $'000              $'000
                                              (unaudited)        (unaudited)
Depreciation of machinery and
 equipment
 -  owned assets                                      109                270
 -  assets held under capital leases                  208                203
Provision for/write-off of doubtful
 accounts                                               0                 17
Interest expenses for
 -  bank overdrafts and loans                         128                133
 -  capital lease obligations                          64                 75
Operating lease rentals for rented
 premises                                             434                522
Repairs and maintenance expenses                      200                230
Net foreign exchange (gain) loss                       29               (117)
                                             ===============================

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW:
The Company is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/12th to 1/64th scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $20 to $200 or more. The Company's customers are leading U.S. and European marketers and distributors of vehicle replicas and other collectibles, including Danbury Mint, Mattel, Hallmark Cards, Paul's Model Art and Brookfield Collectors Guild.

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

On December 30, 1997, CML completed an exchange reorganization with Davin Enterprises, Inc., a public company that was incorporated in Delaware in April1987. In March 1998, Davin Enterprises, Inc. changed its name to Creative Master International, Inc.

Through the exchange reorganization, the Company acquired all of the outstanding capital stock of CML from Messrs. Tong and Kwok and Acma Strategic Holdings Limited in exchange for the Company's issuance to them of 4,806,000 shares of common stock, representing approximately 96% of the Company's outstanding stock. Davin Enterprises, Inc. had no significant assets, liabilities, business or operations prior to the exchange reorganization. The acquisition of CML by the Company on December 30, 1997 has been treated as are verse acquisition since CML is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML.

The following table sets forth selected statement of operations data as a percentage of net sales for the periods indicated.

                                                                        3 months ended                    9 months ended
                                                                         September 30                       September 30
                                                                    1997             1998             1 9 9 7          1 9 9 8
Net sales                                                               100%             100%              100%             100%
Cost of goods sold                                                       81%              82%               80%              76%
Gross profit                                                             19%              18%               20%              24%
Selling, general and administrative expenses                             14%              11%               15%              13%
Interest expenses, net                                                    0%               1%                0%               1%
Other income (expenses), net                                              2%               3%                1%               1%
Income before income taxes and minority interests                         7%               9%                5%              12%
Provision for income taxes                                                1%               1%                1%               1%
Income (Loss) before minority interests                                   6%               7%                4%              10%
Minority interests                                                        0%               1%                0%               2%
Net income (loss)                                                         6%               7%                4%               9%

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales. The Company's net sales for the nine months ended September 30, 1998 were $24,129,000, an increase of $11,039,000, or 84%, from $13,090,000 for the nine months ended September 30, 1997. The increase reflected increased demand from existing customers. Sales to Mattel increased by $5,910,000 for the nine months ended September 30, 1998 compared to the same period in 1997. In addition, sales to Corgi increased by $932,000, sales to Hallmark increased by $1,266,000, sales to Road Champs increased by $973,000, sales to Drumwell increased by $775,000 and sales to 1st Gear increased by $655,000.

Cost of Goods Sold. The Company's cost of goods sold for the nine months ended September 30, 1998 was $18,303,000 an increase of $7,837,000 or 75%, from
$10,466,000 for the nine months ended September 30, 1997. This increase reflected an increase of $4,673,000 in materials cost and an increase of $2,220,000 in salaries and other direct labor costs. Cost of goods sold includes the cost of raw materials, subcontracting charges for production of molds, direct labor costs, utilities and other energy costs and depreciation and amortization of the Company's owned equipment and other depreciable assets.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses totaled $3,070,000 for the nine months ended September 30, 1998, an increase of $1,106,000, or 56%, from $1,964,000 for the nine months ended September 30, 1997. Selling, general and administrative expenses increased because the Company incurred increased air freight charges, added 15 employees to its administrative and development staff at its Hong Kong headquarters, and increased administrative staff salaries. Selling, general and administrative expenses decreased as a percentage of net sales to 13% of net sales for the nine months ended September 30, 1998, as compared to 15% of net sales for the nine months ended September 30, 1997. Selling expenses consist primarily of freight and inspection charges. General and administrative expenses consist of salaries and other employee expenses for the Company's administrative and product development staffs, the majority of which are located in Hong Kong, and overhead expenses of the Hong Kong office.

Interest Expense, Net. The Company's interest expense, net was $84,000 during the nine months ended September 30, 1997 as compared to a net interest expense of $191,000 during the nine months ended September 30, 1998.

Minority Interests. Minority interests at September 30, 1998 totaled approximately $370,000. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated

Provision for Income Taxes. The Company's provision for income taxes was $359,000 for the nine months ended September 30, 1998, reflecting an effective income tax rate of 13% for the nine months ended September 30, 1998. The Company's provision for income taxes for the nine months ended September 30, 1997 was $128,000, reflecting an effective income tax rate of 19% for the nine months ended September 30, 1997. The decrease in the effective tax rate to 13% for the nine months ended September 30, 1998 was due primarily to the net effect of (i) an increase in the recognized tax losses contributed by certain of the Company's subsidiaries and
(ii) an increase in taxable income of the Company's Hong Kong subsidiaries earned from manufacturing activities in China. Income earned by a Hong Kong company from manufacturing activities in China is taxed at 50% of Hong Kong's statutory tax rate.

Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

Net Sales. Net sales for the three months ended September 30, 1998 were $9,804,000, an increase of $4,437,000, or 83%, from $5,367,000 for the three months ended September 30, 1997. This increase was due primarily to an increase in sales volume of the Company's products to existing and new customers and a direct result of the increase in capacity.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30,1998 was $8,045,000, an increase of $3,698,000, or 85%, from $4,347,000 for the three months ended September 30, 1997. This increase was due to additional raw material purchases that were made to meet increased sales volume and manufacturing capacity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $1,077,000 for the three months ended September 30,1998, an increase of $310,000, or 40%, from $767,000 for the three months ended September 30, 1997. Although selling, general and administrative expenses constituted 11% of net sales for the three months ended September 30, 1998 and 14% of net sales for three months ended September 30, 1997. Although selling, general and administrative expenses increased in absolute dollar amount due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity, they decreased as a percentage sales.

Interest Expense, Net. Interest expense, net was $85,000, or 0.9% of net sales, for the three months ended September 30, 1998 as compared to $34,000, or 0.6% of net sales, for the three months ended September 30, 1997.

Minority Interests. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests at September 30,1998 totaled approximately $56,000.

Provision For Income Taxes. The Company's provision for income taxes was $131,000 for the three months ended September 30, 1998, reflecting an effective income tax rate of 15%, for the three months ended September 30, 1998. The Company's provision for income taxes was $72,000 for the three months ended September 30, 1997, reflecting an effective income tax rate of 19%. The difference in the effective tax rate was due to (i) changes in contributions from subsidiaries with minority interests and (ii) tax on net income of its Hong Kong subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
Historically the Company has financed its operations through a combination of cash from operations, bank financing and capital lease arrangements. For the nine months ended September 30, 1998, the Company's operating activities provided cash of $2,828,000. The Company's operations used cash of approximately $1,002,000 for the nine months ended September 30, 1997. Investing activities used approximately $1,532,000 during the nine months ended September 30, 1998 and approximately $32,000 during the nine months ended September 30, 1997. The Company used approximately $878,000 of cash in financing activities during the nine months ended September 30,1998. The Company generated approximately $802,000 of cash in financing activities during the nine months ended September 30, 1997.

At September 30, 1998, the Company had working capital of approximately $238,000 as compared to a working capital deficit of $829,000 at December 31, 1997. The approximately $2,674,000 increase was primarily due to an increase in inventories and accounts receivable. At September 30, 1998, net accounts and bills receivable totaled approximately $5,098,000 as compared to $2,827,000 at December 31, 1997. These increases were due primarily to increased sales. Consistent with practice in the die-cast collectibles industry, the Company offers 30 to 60 days accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties.

At September 30, 1998, the Company's five largest accounts receivable accounted for approximately 78% of its accounts receivable. Creative Master actively monitors the creditworthiness of its customers, and to date has not experienced any significant problems with collection of its accounts receivable. See Note 21 of Notes to Consolidated Condensed Financial Statements.

The Company's accounts payable and accrued liabilities increased by approximately $2,686,000, or 77%, to approximately $6,173,000 at September 30, 1998, as compared to approximately $3,487,000 at December 31, 1997.

The increase in accounts payable and accrued liabilities from December 1997 to September 1998 was due primarily to the increase in the purchase of raw materials and packing materials for anticipated sales. The Company's inventories increased by approximately $403,000, or 14%, to approximately $3,331,000 at September 30, 1998, as compared to approximately$2,928,000 at December 31, 1997. Inventory increases resulted from increases in the Company's purchase of materials to support increased sales.

For the nine months ended September 30, 1998, additions to property, plant and equipment were $2,163,000 as compared to $1,226,000 in 1997. In each of these periods, the Company expanded its facilities and entered into capital leases for plant and equipment. The Company anticipates that it will make approximately $2,670,000 of additional expenditures to expand and improve its manufacturing operations during the remainder of 1998. As of September 30, 1998, the aggregate outstanding amount under all capital leases was approximately $958,000 as compared to approximately $1,030,000 at December 31, 1997.

The Company repaid short-term bank loans of approximately $825,000 in 1997 and obtained equipment lease financing in the aggregate amount of approximately $835,000. The Company also obtained additional short-term bank loans in the total amount of approximately $1,097,000 secured by the individual guarantees of Messrs. Tong and Kwok and by the corporate guarantee of Acma Strategic Holdings Limited, its principal stockholder, and a standby letter of credit from Acma Limited, the parent corporation of Acma Strategic Holdings Limited. The Company has revolving lines of credit with Hang Seng Bank, Banque Nationale de Paris, Bank of China and Commonwealth Finance Corporation Limited. As of September 30, 1998, these lines of credit allowed for aggregate borrowings of up to $1,942,000. As of September 30, 1998, the Company had approximately $1,503,000 outstanding under these revolving lines of credit. The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, capital expenditures and debt service requirements.

The Company has no capital commitments to purchase machinery or tools but expects to spend approximately $1,550,000 to purchase such items during the remainder of 1998. The Company anticipates that its capital expenditures will increase substantially in 1999 due to the planned expansion and improvement of its manufacturing facilities. The Company expects that its principal sources of cash will be net cash from operating activities, borrowings under existing lines of credit and potential new bank lines. The Company believes that these sources will be adequate to meet the Company's anticipated cash requirements for at least the next twelve months. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to further expand its manufacturing facilities beyond the currently planned expansion. In the event that the Company requires additional capital, it may issue additional equity securities, which could result in dilution to existing stockholders, or borrow funds, which could adversely affect operating results.

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

International Sales

The Company sells substantially all of its products to customers in the U.S. and Europe. During the nine months ended September 30, 1998, approximately 5% of the Company's net sales arose from sales to European customers, and in 1997 approximately 6.2% of the Company's net sales were attributable to sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

       NONE

ITEM 2 - CHANGES IN SECURITIES

       NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

       NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE

ITEM 5 - OTHER INFORMATION

       NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS:

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CREATIVE MASTER INTERNATIONAL INC.



Date:  October 30, 1998            By: /s/ Carl Tong
                                       --------------------
                                       Carl Tong, President