Form 10KSB40
period 1998-12-31
CREATIVE MASTER INTERNATIONAL INC
filed 1999-03-30
CIK 815017

--------------------------------------------------------------------------------
                    U.S.  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1998

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

     Casey Ind.  Bldg., 8th Floor                       N/A
      18 Bedford Rd., Taikoktsui                     (Zip Code)
         Kowloon, Hong Kong
(Address of principal executive offices)

                 Issuer's Telephone Number:  011-852-2396-0147

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $.0001 par value

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Issuer's revenues for its most recent fiscal year: $33,633,000

  The aggregate market value of the common stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $10,417,833, based upon the closing sale price of $5.75 as reported by The Nasdaq National Market on such date.

  There were 4,999,322 shares of the Company's common stock outstanding on March 12, 1999.

  Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     Part I

1.  Description of Business...............................................    1

2.  Description of Property...............................................   10

3.  Legal Proceedings.....................................................   10

4.  Submission of Matters to a Vote of Security Holders...................   10

                                Part II

5.  Market for Common Equity and Related Stockholder Matters..............   11

6.  Management's Discussion and Analysis or Plan of Operation.............   11

7.  Financial Statements..................................................   16

8.  Changes In and Disagreements With Accountants on Accounting and
    Financial Disclosure..................................................   16

                                Part III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act....................   17

10.  Executive Compensation...............................................   17

11.  Security Ownership of Certain Beneficial Owners and Management.......   17

12.  Certain Relationships and Related Transactions.......................   17

13.  Exhibits and Reports on Form 8-K.....................................   17


This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

Creative Master International, Inc. (the "Company") is an independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/9th to 1/64th scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices up to $200 or more. The Company's customers are U.S. and European marketers and distributors of vehicle replicas and other collectibles.

The Company's mission is to provide the highest level of product quality and customer service among independent manufacturers of die-cast collectibles. The Company offers its customers turnkey product development and manufacturing capabilities that are customized to meet their specific needs. The Company's process affords complete sourcing of raw materials, engineering, assembly, quality control and final packaging of die-cast products in commercial quantities. Depending on the customer's needs, the Company provides a self-contained production area within one of its factories with tooling and other production functions dedicated to manufacturing the customer's products according to its particular design, engineering and quality requirements. This approach permits customers to closely supervise and control all aspects of the production process and to protect the confidentiality of their product design and engineering. The Company's turnkey process enables its customers to shorten the lead time from conceptual design to product delivery and to minimize production costs while maintaining high quality and reliability.

All of the Company's manufacturing operations are conducted through Creative Master Limited ("CML"), the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. On December 30, 1997, CML completed an exchange reorganization with Davin Enterprises, Inc., a public Company that was incorporated in Delaware in April 1987. In March 1998, Davin Enterprises, Inc. changed its name to Creative Master International, Inc.

Principal Customers

The Company's customers consist principally of specialty retailers, direct marketers and other distributors of collectibles in the U.S. and Europe. These include Danbury Mint (a division of MBI, Inc.) and Mattel Inc. In 1997, the Company began manufacturing the popular Matchbox die-cast collectibles series for Mattel. In the fourth quarter of 1997, Mattel purchased Tyco Hong Kong Limited, for which the Company had been producing die-cast vehicle replicas since 1996. Other customers include Action Performance Companies, Inc. (which owns 100% of Brookfield Collectors Guild and has a controlling interest in Paul's Model Art), First Gear, Hallmark Cards, Road Champs and Corgi Classic Cars. The Company plans to reduce its dependence on its key customers by continuing to diversify its customers, products and markets through new manufacturing arrangements such as the arrangement with Lionel Trains and co-development efforts with companies such as Alterscale described below under "Products."

The Company's sales transactions with its customers are based on purchase orders received by the Company from time to time which are subject to cancellation. Although the Company does not have any long-term agreements with any of its clients, it believes that its relationships with its customers are excellent.

The following sets forth certain information with respect to the Company's principal customers during 1998:

                                                                        Percentage of Net Sales
                                                                        ------------------------
                                                                              Year Ended
                                                              Customer        ----------
Customer Name                Principal Product Category        Since       December 31, 1998
-------------                ------------------------------   -------      -----------------
 . Danbury Mint(1)            U.S. classic cars and trucks      1986              36.7%
 . Mattel(2)                  Matchbox collectibles             1997              24.1%
 . Action Performance(3)      NASCAR racing cars
                             European Formula One
                             and Super Touring racing cars     1996              13.9%
 . Corgi Classic Cars         Hong Kong buses, United
                             Kingdom buses and airplanes       1996(4)            5.3%
 . Road Champ(5)              Police cars and other U.S. cars   1997               5.3%

------------
(1) Danbury Mint is a division of MBI, Inc.
(2) Sales to Mattel are made indirectly through its Mattel Vendor Operations Asia Ltd. subsidiary and include sales to Tyco Hong Kong Limited, which was acquired by Mattel in 1997.
(3) Action Performance Companies, Inc. owns 100% of Brookfield Collectors Guild and a controlling interest in Paul's Model Art.
(4) Until mid-1998, sales to Corgi Classic Cars were made indirectly through its agent, Drumwell Limited.
(5) Road Champs is a subsidiary of JAKKS Pacific, Inc.

Products

Cars, Trucks and Buses. The Company produces a wide range of collectible die-cast replicas of automobiles, including classic cars, European cars, Formula 1 racing cars, trucks and buses. These replicas are produced at various scales from 1/9th to 1/64th of the original size. They typically retail for up to $200, depending on the number of parts and the level of intricacy in the design. The Company's replicas have up to 450 parts and quality finishing that results in an authentic look that appeals to collectors and other enthusiasts.

Vintage Trains and Locomotives. In June 1998, the Company began working on tooling for die-cast replicas of six vintage locomotives and trains for Lionel Trains, a U.S. marketer and distributor of electric train sets and model trains. The Company started shipping finished goods for the six initial models in the last quarter of 1998. In October 1998, the Company received purchase orders for tooling for an additional six Lionel train replicas. The Company expects to begin shipping the related finished goods in the second and third fiscal quarters of 1999. Depending on the success of the initial products, the Company anticipates manufacturing additional locomotive and train products in the future.

Outboard Motors and Marine Products. The Company has an arrangement with Alterscale, to co-develop collectible marine replicas under license from the owner of the Johnson and Evinrude brands. The Company has manufactured and sold a limited run of approximately 2,000 of these replicas, and one of the Company's customers is test marketing these replicas. The Company also is engaged in discussions with other owners of marks for marine related products to discuss licensing opportunities.

Marketing and Sales

The Company historically has not engaged in any significant marketing activities, and has relied primarily on its reputation for quality and efficiency among its customers to obtain new business. The Company's senior executives work closely with its customers to develop new products to meet consumer demand for die-cast collectibles.

The Company generally has not sought to license the right to produce replicas of particular classic cars or other products. The Company has an arrangement with Alterscale, a Company engaged in the development of collectible marine replicas, to develop and manufacture outboard motors under license from the owner of the Johnson, Evinrude and Mercury brands. The Company may selectively license other marks in the future, where such licensing would not compete with the licensing efforts of the Company's customers. To the extent the Company obtains any licenses to manufacture die-cast replicas, it will pursue arrangements with one or more of its existing customers or others to market and distribute such replicas.

Backlog

The Company's customers generally contact the Company six to eighteen months in advance of product delivery, so that the Company can engineer and fabricate the necessary molds tools for producing the die-cast product. Purchase orders are typically received two to six months in advance of target delivery dates. Purchase orders are subject to cancellation if the Company fails to meet its production schedules.

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

Once the customer has approved a prototype, the Company begins the tooling process, which typically requires three to twelve months. The tooling process occurs in two stages. First, the Company produces tooling and molds that will be used to fabricate each component part of the product. Next, the Company tests the components and the assembled product produced with the new tools and molds. If necessary, the Company refines and modifies the molds and tools before seeking customer approval to manufacture the product. Upon receiving customer approval, the Company releases the molds and tools to produce final products.

In the last stage of the production cycle, the Company produces the component parts, then assembles, finishes, packages and ships the final products. The die-casting, injection-molding and electrostatic painting areas of the Company's facilities operate five and a half days per week on a two-shift per day basis. The finishing, assembly and packing areas also run on a multi-shift basis.
These areas account for most of the total work force and production area at the Company's facilities.

Typically, customers pay 50% of the Company's tooling and mold-making costs when the tooling and mold-making process commences and an additional 25% of these costs when the initial test products are made using the new molds and tools.
The Company receives payment for the final 25% of the tooling costs when the tools and molds are released for commercial production.

The Company usually insures the tools and molds until they are approved by the customer for production. At that point, the customer takes ownership and assumes the cost of insuring the molds and tools.

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

Five of the Company's suppliers accounted for more than 5% of its supplies in 1998 as shown in the following table:

                                                     Percentage of Total Raw
                                       Component        Supplied Material
         Supplier                      Supplied    Year Ended December 31, 1998
         --------                      ---------   ----------------------------
 . Manfield Coatings Co., Ltd.          Paint                   9.4%

 . Lee Kee Metal Co., Ltd.              Zinc Alloy              9.2%

 . Genesis Off-set Printing Co., Ltd.   Packaging               7.8%
                                        materials

    The Company believes there are multiple sources of supply of these and other raw materials used in the Company's business.

Facilities and Planned Expansion

The Company's growth is closely related to its manufacturing capacity. At present, the Company operates four factories in the Dongguan region of Guangdong Province, China, and a fifth factory is in the process of becoming operational. Legal and administrative functions of these factories are conducted through the Company's Chinese subsidiary.

Each of the Company's factories houses a self-contained manufacturing operation. Each factory contains personnel and equipment to provide production planning, engineering, management, decorative processes and final assembly and packaging. In addition, as is the custom and practice in China, each factory has adjacent dormitories to house the factory workers. The workers are provided housing, meals, work clothes and medical care for which they pay only a nominal monthly amount. The Company also pays for the cost of electricity, water supply and housekeeping services for the dormitories. The Company's costs of providing these services are included in cost of goods sold.

Factories No. 1, 2, 3, and 4 occupy an aggregate of approximately 417,000 square feet of production area. The construction of the first phase of Factory No. 5, was completed in January. The first phase is in the process of becoming operational as of March 1999. The first phase will consist of workshop, office and paint warehouse facilities in approximately 120,000 square feet. This includes the China Corporate services building comprising approximately 18,000 square feet housing executive offices, training, R&D and QC facilities. Construction of the second phase of Factory No. 5 is expected to be completed in the second quarter of 1999. The second phase will be built to provide excess capacity.

The Company works closely with its customers in order to understand and plan for the customers' anticipated production needs. Plans for the expansion of the Company's manufacturing facilities are based largely on the anticipated needs of its primary customers. Adequate undeveloped land adjacent to the Company's facilities in China permit it to expand as necessary. Typically, the Company can complete new facilities within six months. This six-month time frame is within the normal product development cycle, and the Company historically has not experienced any significant delays in bringing additional capacity on- line to meet increased customer demand.

Competition

The Company faces competition from toy companies and other independent manufacturers of die-cast products with production facilities located in China. Certain of the Company's customers, including Mattel and Road Champs, have their own die-cast manufacturing facilities in China.

The Company competes primarily on the basis of quality, technical capabilities and ability to meet customer delivery schedules. To a lesser extent, it competes on the basis of price. Although some of the Company's competitors are larger and have substantially more resources than the Company, based on the preceding criteria the Company believes that it competes effectively with these larger manufacturers. In addition, the Company believes that its exclusive focus on manufacturing collectible-quality, die-cast replicas distinguishes it from other competitors who manufacture both toy-grade products and collectible-quality products.

The Company believes it possesses trade secrets relating to application and sourcing of raw materials and other aspects of its production process that may represent a competitive advantage. The Company does not characterize its business as proprietary, however, and does not own any patents. The Company typically relies on its customers to obtain licenses from manufacturers of the products on which its replicas are based. The Company currently holds a license to its Mercedes Benz SSKL replica, and it intends to selectively seek licenses for certain new products, such as marine outboard motors and other products that do not compete with the products of existing customers. Other than trade secrets and the capital required for factory equipment and training, the Company believes that there are no significant barriers to entry to the manufacture of die-cast products. Accordingly, additional participants may enter the market at any time. Many of the Company's existing or potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

Government Regulation

The Company is not engaged in a regulated industry. The Company is subject to import regulations in China, where it imports supplies to manufacture tools, molds and finished die-cast collectibles. The Company also is subject to export regulations in China, because it exports all of its product to customers outside of China. The Company believes that its import and export practices comply with applicable regulations and that its business and results of operations are not significantly impacted by these regulatory requirements.

The Company uses a variety of paints and oils in the manufacture and detailing of its die-cast collectibles, and has established procedures for the proper storage, use and disposal of such materials. The Company believes that it has complied with all environmental regulations applicable to its business.

Employees

As of December 31, 1998, the Company had approximately 5,300 employees in China, all of which are full-time. Of these employees, approximately 4,600 were production workers, 400 were administrative staff, 300 were engineers and technicians. In addition, the Company employs approximately 70 people in Hong Kong. As is customary for manufacturers in China, the Company's production facilities include housing facilities for its workers. The Company is committed to providing good working and living conditions for its employees in China. The Company has experienced no significant labor stoppages and believes that the relations with its employees are satisfactory.

The Company anticipates hiring 1,600 additional employees in connection with the expansion of its manufacturing facilities. Historically, the Company has had no difficulty in hiring additional employees, and it anticipates that it will be able to hire additional employees in the future as needed in connection with the growth of its business.

Research and Development

The Company did not incur research and development expenses during 1995, 1996 or 1997. Substantially all development costs associated with manufacturing products for its customers are expensed as a cost of sales. The Company does not rely on any proprietary technology. The Company intends to increase its product development efforts, and will incur future research and development expenses in connection with these efforts.

Risk Factors

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects:

DEPENDENCE ON IMPORTANT CUSTOMERS. Our business is concentrated among a limited number of customers. In 1997, sales to Danbury Mint, a subsidiary of MBI, accounted for approximately 64.2% of our net sales and sales to Mattel Vendor Operations Ltd. and Tyco Hong Kong Limited, subsidiaries of Mattel, totaled approximately 20.4% of net sales. In 1997, we sought to diversify our customer base and our efforts resulted in several new customers in 1998, including Hallmark Cards. In 1998, sales to Danbury Mint accounted for approximately 36.7% of our net sales and sales to Mattel accounted for approximately 24.1% of our net sales. Despite our diversification efforts, we expect that we will continue to depend on sales to Danbury Mint and Mattel. If we lose any one of our major customers, particularly Danbury Mint or Mattel, our business, financial condition and results of operations would be materially adversely affected.

CONDUCTING BUSINESS IN CHINA. Our manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. Therefore, we are subject to certain inherent risks of doing business in China.

INTERNAL POLITICAL RISKS. Our manufacturing operations and assets in China are subject to significant political and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

LOSS OF CHINESE FACILITIES. We conduct our manufacturing operations in China through a contract processing arrangement with a Chinese subcontractor and a contractual joint venture with a local Chinese partner. We plan to phase out the contractual joint venture operations in favor of operating through a contractual arrangement with a Chinese subcontractor. The legal existence of this Chinese contractual joint venture expires in 2006, and we have no assurance that it can be extended if the Company desired to extent it. If we cannot extend the contract processing arrangement or the legal existence of the contractual joint venture, we may be forced to move our manufacturing operations outside of China and there can be no assurance that we would be able to continue our manufacturing operations. In the event of such a disruption, our profitability, competitiveness and market position could be materially adversely affected.

FOREIGN CORRUPT PRACTICES ACT. We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices are common in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

LACK OF REMEDIES AND IMPARTIALITY UNDER CHINESE LEGAL SYSTEM. Unlike the U.S., China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

NON-RENEWAL OF BUSINESS LICENSES. Our activities in China, including our contractual joint venture, require business licenses. This requires a review and approval of our activities by various national and local agencies of Chinese government. There can be no assurance that the Chinese government will continue
to approve of our activities or grant or renew our licenses.   Our inability to
obtain needed approvals or licenses would have a material adverse effect on our business, financial condition and results of operations.

NEGATIVE EFFECTS OF TRADE DISPUTES BETWEEN THE U.S. AND CHINA. China currently enjoys Most-Favored-Nation status from the U.S., under which the U.S imposes the lowest applicable tariffs on Chinese exports to the U.S. The U.S. annually reconsiders whether it should renew Most-Favored-Nation trading status for China. In the past, the U.S. has had disputes with China relating to trade and human rights issues and has considered imposing trade sanctions against China, including the non-renewal of Most-Favored-Nation status. There can be no assurance that the U.S. will renew the Most-Favored-Nation status with China in future years or will not impose trade sanctions against China that involve collectibles such as those we manufacture. Either event would cause an increase in the cost of our products to our customers. This, in turn, could result in lower demand for our manufacturing services by our U.S. customers and materially adversely affect our business, financial condition and results of operations.

NON-RENEWAL AND ENFORCEMENT OF LEASES OF CHINESE FACILITIES. We operate our Chinese factories under tenancy agreements with local Chinese government agencies that expire between May 1999 and June 2006. We also lease dormitory facilities under similar tenancy agreements that expire between May 1999 and November 2000. The factories and dormitories that we are building will be leased under similar agreements. The continuance and renewal of our tenancy agreements and operations at our Chinese facilities depend on our relationship with the local government. Our operations and prospects will be materially adversely affected if the local government fails to honor the tenancy agreements. We also may have difficulty enforcing our rights under the tenancy agreements in China.

UNRECOVERABLE PROPERTY DAMAGE LOSSES. By U.S. standards, fire fighting, disaster relief and assistance and other infrastructure is relatively undeveloped in the Dongguan region of China, where our manufacturing facilities are located. While we currently maintain property damage insurance covering our manufacturing facilities, we have no business interruption insurance. Material damage to, or the loss of, our manufacturing facilities due to fire, severe weather, earthquake or other causes, even if insured against, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may not be able to find suitable alternative facilities if any of our factories were destroyed or become inoperable for any reason.

NEGATIVE CHANGES IN POLITICAL OR ECONOMIC CONDITIONS RESULTING FROM TRANSFER OF SOVEREIGNTY OVER HONG KONG. There can be no assurance that the political, economic or commercial conditions in Hong Kong will remain stable or that the transfer of sovereignty over Hong Kong will not have a material adverse effect on our business, financial condition or results of operations. We maintain headquarters in Hong Kong and conduct substantially all of our administrative and sales operations there. The United Kingdom transferred sovereignty over Hong Kong to China on July 1, 1997, and Hong Kong became a Special Administrative Region of China. According to the Basic Law of Hong Kong, Hong Kong will have a high degree of autonomy for 50 years, except as to foreign affairs and defense. Given the lack of precedent for interpreting and enforcing this new law, there is some uncertainty about its effect on our business.

INSTABILITY OF CUSTOMER BASE RESULTING FROM INDUSTRY CONSOLIDATION. Our loss of one or more important customers because of industry consolidation would have a material adverse effect on our business, financial condition and results of operations. The die-cast collectibles industry is fragmented and there appears to be a trend toward consolidation among marketers and distributors of collectibles. In the fourth quarter of 1997, Mattel acquired Tyco Hong Kong Limited, which accounted for approximately 5.6% of our net sales in 1997. In 1998, Action Performance Companies, Inc., a marketer and distributor of NASCAR die-cast replicas and related products, acquired Brookfield Collectors Guild and a controlling interest in Paul's Model Art, two of our customers. We believe that both Mattel and Action Performance currently intend to continue the business relationships we have developed with these customers. However, the change in ownership of these customers may adversely affect our ongoing relationship with them.

CONCENTRATION OF CREDIT RISK. Our working capital position, financial condition and results of operations depend heavily on the creditworthiness of our five largest customers, which accounted for approximately 80% of our accounts receivable at December 31, 1998. Our top five customers accounted for approximately 92% of our accounts receivable at December 31, 1997. If one or more of these customers does not pay us, our business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON INTRODUCTION OF NEW PRODUCTS BY CUSTOMERS; LACK OF MARKET ACCEPTANCE. Our operating results and growth in net sales depend substantially upon our customers' ability to develop and market new products and upon continuing market acceptance of our customers' products. Our customers' failure or delay in introducing new products could impair our results of operations and limit our future growth. Changes in consumer tastes affect the market for die-cast collectibles. Die-cast collectible products typically have limited life cycles and our customers may discontinue them at any time. Accordingly, there can be no assurance that our customers' products will achieve or maintain market acceptance.

INCREASED DIFFICULTIES IN COMPETING. There can be no assurance that we will be able to continue to compete successfully. We face significant competition from toy companies and other independent manufacturers of die-cast products with manufacturing facilities located primarily in China. There also are no significant barriers to entering the die-cast manufacturing business, and if the market for die-cast collectibles continues to grow, we expect increased competition from other industry participants. Many of our existing and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than we do.

LACK OF TRADE SECRET PROTECTION. We may not have adequate protection in the event an officer or employee leaves our employ and goes into competition with us. Although we plan to implement such agreements in the near future, our executive officers and key employees are not subject to noncompetition agreements or similar contractual obligations protecting the confidentiality of our trade secrets or other information.

LOSS OF CUSTOMERS RESULTING FROM CUSTOMER MANUFACTURING CAPABILITIES. Certain customers, including Mattel and Road Champ, manufacture and distribute their own die-cast products in addition to marketing die-cast products that we manufacture for them. Action Performance has a close business relationship with a large, independent die-cast manufacturer that competes with us. There can be no assurance that we will be able to continue our relationships with these customers, or that other customers will not develop their own manufacturing capabilities, thereby reducing or eliminating their need for our services. Such events could have a material adverse effect on our business, financial condition and results of operations.

OUR GROWTH MAY BE LIMITED BY CAPACITY AT PRODUCTION FACILITIES. Our ability to grow is a function of our manufacturing capacity. If we were unable to increase our manufacturing capacity on a timely basis and on commercially reasonable terms, our growth would be materially adversely effected. We expect to continue to require additional manufacturing capacity in the near future.

FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS. We use a variety of paints and oils in the manufacture and detailing of our die-cast collectibles. We have established procedures for the proper storage, use and disposal of such materials. To our knowledge, we have complied with all environmental regulations applicable to our business. The failure to comply with such regulations or to pass annual inspections at our facilities, however, could materially adversely affect our business, results of operations and financial condition.

CLOSING OF FACILITIES; FLUCTUATING RESULTS. Our production and net sales during the first quarter of each year have historically been lower than in other quarters, because in keeping with Chinese customs, each year we close our facilities for two weeks during the month of January or February to celebrate the Chinese New Year holidays. We expect this trend to continue in future years. The shutdown of our operations for two weeks delays our responsiveness to customer orders and shipments in the initial weeks of the year. The inability to meet certain time schedules, even for short periods, could negatively impact our competitiveness for customer business. The loss of customers for a single project increases the likelihood of losing additional projects from such customers, which, if it occurred, could have a material adverse affect on our
business.   We also experience quarterly fluctuation in our sales due to the timing of customer orders and product shipments. In addition, we incur substantial tooling and other costs relating to the manufacturing of new products from three to nine months in advance of when we receive the first customer orders for new products. This long lead-time can contribute to fluctuations in our quarterly operating results.

LOSSES FROM CHANGES IN CURRENCY EXCHANGE RATES. Any material increase in the value of the Hong Kong dollar or yuan relative to the U.S. dollar would increase our expenses, and could have a material adverse effect on our business, financial condition and results of operations. All of our sales are denominated either in U.S. dollars or Hong Kong dollars. Our expenses are denominated primarily in Hong Kong dollars and renminbi, the Chinese currency, the basic unit of which is the yuan. Since 1983, the Hong Kong government has maintained a policy of linking the U.S. dollar and the Hong Kong dollar at an exchange rate of approximately HK$7.80 to U.S.$1.00. There can be no assurance that this link will be continued. In January 1994, the Chinese government established its current floating exchange rate system, which resulted in an approximately 35% devaluation of the renminbi against most major currencies and the yuan-to-U.S. dollar exchange rate has largely stabilized since that time. A devaluation of the Hong Kong dollar or yuan relative to the U.S. dollar would be likely to reduce our expenses. However, any benefits we receive from a devaluation could be offset if the devaluation results in inflation or political unrest. Furthermore, if our sales in Europe increase, we may experience increased currency risk.

POTENTIAL SECONDARY EFFECTS OF MARKET DECLINE IN EAST ASIA. Several countries in East Asia, including Japan, South Korea, Thailand and Indonesia, have experienced significant devaluations of their currencies and declines in the value of their capital markets during the past twelve months. In addition, these countries have experienced a number of bank failures and consolidations. Hong Kong, where we conduct our sales and administrative activities, is in a recession. Because virtually all of our products are sold into the U.S. and Europe, which are not generally experiencing these declines, we believe that the economic situation in East Asia will not materially affect the demand for our products. Furthermore, because most of our products are, or at our request may be, paid for in U.S. dollars, we believe that we are less susceptible to the effects of a possible devaluation in the Hong Kong dollar or the yuan. However, the decline in the currencies of East Asian countries may render our products less competitive if competitors in East Asia are able to manufacture competing products at a lower effective cost. There can be no assurance that our products will continue to be competitive with the products of competitors from these countries. Currency fluctuations or other effects of the economic downturn in East Asia also may have a material adverse effect on our business, financial condition and results of operations.

RISK OF STOCK PRICE VOLATILITY. In recent years and months, the stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly stocks of companies such as ours in the "small cap" category. It is also possible that our operating results will not meet the expectations of our public market analysts, which could have an adverse effect on the trading price of the common stock. Accordingly, the market price of the common stock may fluctuate substantially.

DEPENDENCE ON CONTINUED SERVICES OF MESSRS. TONG AND KWOK. Our success depends to a significant extent upon the continued services of Carl Ka Wing Tong and Leo Sheck Pui Kwok. If we lose the services of either of these executives, our business could be materially adversely affected. Messrs. Tong and Kwok co-founded Creative Master Limited, our wholly-owned Hong Kong subsidiary, in 1986 and have continuously served as the Chief

Executive Officer and Chief Operating Officer, respectively, since that time. Accordingly, Messrs. Tong and Kwok have unique experience, knowledge and expertise in our management and direction. They also have served as the principal contacts with our customers and have developed long-standing relationships with them, and we believe that their continued involvement with our customers is important to the maintenance of these relationships. We maintain "key person" life insurance of approximately $2,000,000 on Mr. Tong and approximately $1,500,000 on Mr. Kwok. However, there is no assurance that the proceeds of this insurance would be sufficient to compensate us for their loss.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate and administrative offices occupy approximately 12,000 square feet of office space in Hong Kong. The Company subleases these facilities at a cost of approximately $4,000 per month, pursuant to leases which run through February 14, 2001 and May 15, 2001.

The Company's current manufacturing facilities (Factories No. 1, 2, 3, and 4) contain an aggregate of approximately 683,000 square feet of manufacturing space and dormitory space that can accommodate up to 5,300 workers. See "Description of Business--Facilities and Planned Expansion." The Company leases the factories from local Chinese government agencies under separate tenancy agreements expiring from May 1999 to June 2006. The aggregate monthly rent for its factories is approximately $40,000. The Company also leases dormitory space to house its factory workers under similar agreements which expire between May 1999 and November 2000. The aggregate monthly rent for its dormitory facilities is approximately $23,000. The Company financed the cost of constructing the Dongguan facilities and believes that its willingness to do so will facilitate the extension of its leases on such facilities. The Company expects to sign leases for the phase one dormitory of Factory No. 5 before the end of the first quarter of 1999 and has started construction on the phase two dormitory.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 30, 1998, the Company held a special meeting of the stockholders. At the meeting, the stockholders approved the amendment and restatement of the Company's Certificate of Incorporation to (1) reduce the authorized capital stock of the Company from 60,000,000 shares to 30,000,000 shares, consisting of 25,000,000 shares of common stock, $.0001 par value per share, and 5,000,000 newly authorized shares of preferred stock, par value $.0001 per share; and (2) effect a three-for-four reverse stock split of the Company's outstanding common stock. At least 3,375,025 shares voted in favor, constituting a majority.

    The stockholders also adopted the Company's 1998 Stock Option Plan. At least 3,375,025 shares voted in favor, constituting a majority.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Beginning December 23, 1998, the Company's common stock was listed on the Nasdaq
National Market under the symbol "CMST."   Previously, the Company's common
stock had been quoted on the OTC Electronic Bulletin Board under the symbol "CVMI," and trading in the common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTC Electronic Bulletin Board in each fiscal quarter from January 1, 1997 to September 30, 1998, and the high and low sales prices reported by Nasdaq for the fiscal quarter ending December 31, 1998. The OTC Electronic Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                             High     Low
                                             -----   -----
       FISCAL 1997
       Quarter Ended March 31, 1997          $N/A    $N/A
       Quarter Ended June 30, 1997           $0.27   $0.27
       Quarter Ended September 30, 1997      $N/A    $N/A
       Quarter Ended December 31, 1997       $2.67   $0.27

       FISCAL 1998
       Quarter Ended March 31, 1998          $0.27   $0.27
       Quarter Ended June 30, 1998           $0.03   $0.03
       Quarter Ended September 30, 1998      $0.69   $0.69
       Quarter Ended December 31, 1998       $6.00   $5.00

--------------------------------------------------------------------------------

As of March 15, 1999, there were approximately 1,186 record holders of the common stock.

The Company has not paid any cash dividends on the common stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

In December 1998, a total of 1,250,000 shares of Company's common stock was sold to the public in an underwritten offering managed by Cruttenden Roth Incorporated. The offering was completed on December 30, 1998, at a public offering price of $5.00 per share. A selling stockholder granted the underwriters a 45-day option to purchase 187,500 shares of common stock at $5.00 per share to cover any overallotments, and this option was subsequently exercised in full. The public offering resulted in gross proceeds of $6,250,000 to the Company and $937,500 to the selling shareholder. Total offering related expenses for the Company were $1,753,000, which includes $625,000 of underwriting discounts and commissions, $187,500 of expenses paid to or for the underwriters, and $940,500 in other expenses. After deducting total offering related expenses, net offering proceeds to the Company were $4,497,000. From the time of receipt through December 31, 1998, the Company allocated the net proceeds from the offering to its working capital pending the planned use of the proceeds as described in the registration statement relating to the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

Overview

The Company is an independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. All of the Company's business and operations are conducted through Creative Master Limited, its wholly-owned Hong Kong subsidiary ("CML"), and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka Wing Tong and Leo Sheck Pui Kwok to produce die-cast replicas of cars and other vehicles primarily for the collectibles industry. On December 30, 1997, CML completed an exchange reorganization with Davin Enterprises, Inc., a public Company that was incorporated in Delaware in April 1987. In March 1998, Davin Enterprises, Inc. changed its name to Creative Master International, Inc.

Through the exchange reorganization, the Company acquired all of the outstanding capital stock of CML from Messrs. Tong and Kwok and Acma Strategic Holdings. Davin Enterprises, Inc. had no significant assets, liabilities, business or operations prior to the exchange reorganization. The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML. See Note 2 of Notes to Consolidated Financial Statements.

The Company's manufacturing operations in China are conducted by CML through contract processing arrangements with a Chinese subcontractor and through a contractual joint venture established in October 1994 between CML and a local Chinese partner. The Company expects to phase out the operations of the contractual joint venture, and instead conduct these operations through contract processing arrangements. Most of the Company's operations will be conducted through contract processing arrangements in 1999.

Historically, the Company has paid no taxes in China. Under Chinese law, the contractual joint venture is exempted from China state and local income tax for a two-year period starting from the first year that the contractual joint venture is profitable. Following the initial two-year tax exemption, the contractual joint venture would become subject to taxation in China beginning in 1999, but would receive a 50% reduction in its Chinese income taxes for the next three years. The contract processing arrangement with the Chinese subcontractor, however, is not currently subject to taxation in China. The Company is subject to tax in Hong Kong at the statutory rate of 16% to 16.5%. However, under current interpretations of Hong Kong tax law, a Hong Kong company that derives revenues from manufacturing operations through contract processing arrangements in China recognizes only 50% of this profit as taxable income in Hong Kong.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of net sales for the periods indicated.

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                  1996     1997     1998
                                                  ----     ----     ----
Net sales......................................   100.0%   100.0%   100.0%
Cost of goods sold.............................    69.6     78.4     72.8
Gross profit...................................    30.4     21.6     27.2
Selling, general and administrative expenses...    18.2     11.8     15.2
Interest expense, net..........................     1.0      0.6      0.7
Other expenses, net............................     4.0      0.8      0.9
Income (Loss) before income taxes
   and minority interests......................     6.9      6.2     12.2
Minority interests.............................      --      0.5      2.0
Provision for income taxes.....................     1.1      0.8      1.1
Net income.....................................     5.8      4.9      9.1

Year ended December 31, 1998 Compared to Year ended December 31, 1997

Net Sales. The Company's net sales for the year ended December 31, 1998 were $33,633,000, an increase of $17,422,000, or 107%, from $16,211,000 in 1997. The increase reflected higher sales to existing customers.

Cost of Goods Sold. The Company's cost of goods sold for the year ended December 31, 1998 was $24,490,000, an increase of $11,787,000, or 93%, from
$12,703,000 last year. This increase reflected an increase of $5,420,000 in materials cost and an increase of $1,689,000 in salaries and other direct labor costs. Cost of goods sold includes the cost of raw materials, subcontracting charges for production of molds, direct labor costs, utilities and other energy costs and depreciation and amortization of the Company's owned equipment and other depreciable manufacturing assets. Cost of goods sold constituted 73% of net sales for the year ended December 31, 1998, compared to 78% for the same period in 1997. The decrease was primarily a result of increased sales volume and efficiencies from better utilization of manufacturing capacity.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses totaled $5,113,000 for the year ended December 31, 1998, an increase of $3,192,000, or 166%, from $1,921,000 for the year ended December 31, 1997. Selling, general and administrative expenses increased as a percentage of net sales to 15% of net sales for the year ended December 31, 1998, as compared to 12% of net sales for the year ended December 31, 1997. This increase as a percentage of sales was due primarily to the fact that certain components of selling, general and administrative expenses, including the number of general and administrative employees and their salaries, did not increase proportionally with the increase in sales. The Company added dedicated staff to handle the customer service for the customers added in the past two years and to cope with the anticipated increase in business volume next year.

Selling expenses consist primarily of shipping expenses and inspection charges. General and administrative expenses consist of salaries and other employee expenses for the Company's administrative and product development staffs, the majority of which are located in Hong Kong, and overhead expenses of the Hong Kong office. Shipping expenses increased by $376,000 to $503,000 for the year ended December 31, 1998, compared to $127,000 for the year ended December 31, 1997. This increase was primarily due to higher sales volume. Salaries increased by $880,000 to $2,103,000 for the year ended December 31, 1998, compared to $1,223,000 for the year ended December 31, 1997. This increase was primarily due to the addition of new employees to the Company's administrative and development staff in Hong Kong and increases in salaries of some existing employees.

Interest Expense, Net. The Company's interest expense, net was $244,000 during the year ended December 31, 1998, as compared to a net interest expense of $104,000 during the year ended December 31, 1997. The increase was due to increased borrowings under the Company's credit facilities to fund the expansion of the Company's facilities and to fund the increase in business volume.

Minority Interests. Minority interests at December 31, 1998 totaled approximately $677,000. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated.

Provision for Income Taxes. The Company's provision for income taxes was $354,000 for the year ended December 31, 1998, reflecting an effective income tax rate of 9%. The Company's provision for income taxes for the year ended December 31, 1997 was $130,000, reflecting an effective income tax rate of 13% for the year ended December 31, 1997. The decrease in the effective tax rate to 9% for the year ended December 31, 1998 was due primarily to the net effect of an increase in taxable income of the Company's Hong Kong subsidiaries earned from manufacturing activities in China. Income earned by a Hong Kong Company from manufacturing activities through contract processing arrangements in China is taxed at 50% of Hong Kong's statutory tax rate.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net Sales. The Company's net sales for 1997 increased $2,157,000, or 15%, to $16,211,000 from $14,054,000 for 1996. The increase was primarily due to sales to a new customer.

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

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses totaled approximately $1,921,000 in 1997, a decrease of $631,000, or 25%, from approximately $2,552,000 in 1996. The decrease was primarily the result of a higher acceptance rate of products by customers, which resulted in lower repair costs for the Company, and reduced air freight charges resulting from better compliance with customer delivery schedules. Air freight charges, which are a component of the Company's shipping expenses, are typically incurred only when the Company fails to meet customer delivery schedules. The higher acceptance rate resulted from better quality control and an improvement in meeting product delivery schedules. Selling, general and administrative expenses constituted 12% of net sales in 1997 and 18% in 1996. The decrease was due primarily to increased net sales in 1997.

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

Liquidity and Capital Resources

Prior to 1998, the Company had financed its operations through a combination of cash from operations, bank financing and capital lease arrangements. In December 1998, the Company completed a public offering of its common stock which resulted in net proceeds to the Company of approximately $4,497,000. The Company's operating activities provided cash of $4,907,000 in 1998 and approximately $696,000 in 1997. Investing activities used approximately $2,691,000 in 1998 and generated approximately $16,000 in 1997. The Company generated approximately $2,368,000 of cash in financing activities in 1998 and used $672,000 in 1997.

Working capital at December 31, 1998 was approximately $5,261,000 as compared to a working capital deficit of approximately $829,000 at December 31, 1997. The increase was primarily due to the Company's public offering in December and an increase in inventories and accounts receivable. At December 31, 1998, net accounts receivable totaled approximately $4,343,000, as compared to $2,827,000 at December 31, 1997. These increases were due primarily to increased sales. Consistent with practice in the die-cast collectibles industry, the Company offers 30 to 60 days accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and short-term borrowings under bank credit facilities.

At December 31, 1998, the Company's five largest customers accounted for approximately 80% of its accounts receivable. Creative Master actively monitors the creditworthiness of its customers, and to date it has not experienced any significant problems with collection of its accounts receivable. See Note 23 of Notes to Consolidated Condensed Financial Statements.

The Company's accounts payable and accrued liabilities increased by approximately $3,392,000, or 97%, to approximately $6,879,000 at December 31, 1998, as compared to approximately $3,487,000 at December 31, 1997. The increase in accounts payable and accrued liabilities from December 1997 to September 1998 was due primarily to the increase in the purchase of raw materials and packing materials for anticipated sales.

The Company's inventories increased by approximately $859,000, or 29%, to approximately $3,787,000 at December 31, 1998, as compared to approximately $2,928,000 at December 31, 1997. Inventory increases resulted from increases in the Company's purchase of materials to support increased sales.

For the year ended December 31, 1998, additions to property, plant and equipment were $3,226,000 as compared to $1,226,000 in 1997. In each of these periods, the Company expanded its facilities and entered into capital leases for plant and equipment. As of December 31, 1998, the aggregate outstanding obligations under all capital leases was approximately $461,000 as compared to approximately $1,030,000 at December 31, 1997.

The Company repaid short-term bank loans of approximately $3,347,000 in 1998 and obtained equipment lease financing in the aggregate amount of approximately $757,000. The Company also obtained additional short-term bank loans in the total amount of approximately $2,895,000 secured by the individual guarantees of Messrs. Tong and Kwok and by the corporate guarantee of Acma Strategic Holdings Limited, its principal stockholder.

The Company has revolving lines of credit with Hang Seng Bank, Banque Nationale de Paris, Bank of China and Commonwealth Finance Corporation Limited. As of December 31, 1998, these lines of credit allowed for aggregate borrowings of up to $2,259,000. As of December 31, 1998, the Company had approximately $1,062,000 outstanding under these revolving lines of credit.

The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, capital expenditures and debt service requirements. The Company anticipates that its capital expenditures will increase substantially in 1999 due to the planned expansion and improvement of its manufacturing facilities. The Company expects that its principal sources of cash will be the net proceeds of the recent offering, net cash from operating activities and borrowings under existing lines of credit and potential new bank lines. During 1999, the Company expects to apply the net proceeds of the recent offering as follows: $3,100,000 (expansion and improvement of manufacturing facilities), $500,000 (payment of capital lease obligations), $500,000 (repayment of short-term bank debt), and $397,000 (working capital and general corporate purposes).

The Company believes that these sources will be adequate to meet the Company's anticipated cash requirements for 1999. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to further expand its manufacturing facilities beyond the currently planned expansion. In the event that the Company requires additional capital, it may issue additional equity securities, which could result in dilution to existing stockholders, or borrow funds, which could adversely affect operating results.

Inflation. The Company believes that inflation has not had a material impact on its business in recent years.

Year 2000 Compliance

The Company has implemented a Year 2000 program aimed at ensuring that its computer systems, applications and equipment will function properly beyond 1999. As a part of this program, the Company conducted an assessment of its equipment and machinery during August 1998. The Company's machinery (such as die-casting and plastic-injection equipment and tempo printing machines) do not have timers or date counters and, therefore, are not subject to Year 2000 problems. The Company continuously seeks to upgrade and improve its computer systems and software to better service customers and to support its growth. As a result, all of the Company's computer systems and software have been recently acquired or upgraded, and the Company believes they are already Year 2000 compliant, though there can be no assurance in this regard.

Because the Company replaced or upgraded its computer systems and software in conjunction with its normal business practices, it has not allocated additional resources or attributed additional costs to Year 2000 compliance. The Company will continue to assess and test newly purchased machinery and computer-related hardware and software to ensure such items comply with Year 2000.

Another part of the Company's Year 2000 program is an assessment of Year 2000 compliance among its trading partners. We are planning to conduct systems testing with the Company's trading partners during 1999. In conjunction with the results of such systems testing, the Company will prepare contingency plans to address the potential material problems. The costs of such testing and contingency preparations are difficult to estimate accurately and will greatly depend upon the Year 2000 readiness of the Company's trading partners. At present, however, even assuming that its trading partners are not fully Year 2000 compliant, the Company believes that Year 2000 issues will not have a material adverse effect on the Company's business or results of operations.

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

Seasonality

Each year, the Company ceases production for a two-week period due to the Chinese New Year holiday, which occurs during late January or early February. This holiday shutdown has typically resulted in lower revenues during the first quarter of each year than during the other three quarters. Certain fixed costs, however, continue despite the Company's closing. This reduction in revenues, without a corresponding reduction in costs, diminishes liquidity during the first quarter.

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

International Sales

The Company sells substantially all of its products to customers in the U.S.
and Europe. During the year ended December 31, 1998, approximately 13.5% of the Company's net sales arose from sales to European customers, and in 1997 approximately 0.8% of the Company's net sales were attributable to sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

Accounting for Stock Options

The Board of Directors of the Company has adopted a 1998 Stock Option Plan under which the Company has reserved a total of 420,000 shares of common stock for issuance upon the exercise of options granted under the plan. On December 23, 1998 the Company granted stock options under the plan to certain directors, officers, employees and consultants to purchase approximately 340,500 shares of common stock at an exercise price equal to the market price of the common stock on that date. The Company will be required to account for option grants in accordance with the rules of the Financial Accounting Standards Board ("FASB"). In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which established the "fair value" method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. For securities issuances to employees, SFAS 123 also permits the use of the "intrinsic value based" method as set forth in the Statement of Financial Accounting Standards No. 116. At present, the Company intends to report all issuance to employees using the intrinsic value based method for issuances to employees, as allowed by SFAS 123. As further provided in SFAS 123, the Company will disclose the pro forma effect of adopting the fair value based method.

Under SFAS 123, any transaction involving non-employees for which goods or services is the consideration received in exchange for the issuance of equity instrument, such as options, is to be recorded using the fair value method. The fair value method states that the amount recorded is to be based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measure.

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective April 30, 1998, Greenberg & Company, LLC, which had been the Company's auditor prior to the exchange reorganization, resigned as the independent accountants of the Company. The Company's board of directors approved the appointment of Arthur Andersen & Co. as its new independent accountants on April 30, 1998.

Greenberg & Company, LLC's report on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer, and was not modified as to uncertainty, audit scope or accounting principles during that period. The Company did not have any disagreements with Greenberg & Company, LLC on any matter of accounting principles, financial statements, auditing scope or procedure during that period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The following exhibits are filed as part of this report:

  Exhibit
  -------
  Number  Description
  ------  -----------
   3.1    Restated Certificate of Incorporation of the Company(2).
   3.2    Bylaws of the Company (incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)).
   4      Specimen Stock Certificate of the Company(1).
   10.1   Form of Indemnification Agreement with officers and directors(1).
   10.2   Share Exchange Agreement by and among Davin Enterprises, Inc., Carl
          Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15,
          1997(1).
   10.3   Joint Enterprise Agreement between Creative Master Limited and
          Dongguan Heng Li Trading Company dated September 10, 1994(1).
   10.4   Supplement to Joint Enterprise Agreement between Creative Master
          Limited and Dongguan Heng Li Trading Company dated April 1, 1996(1).
   10.5   Processing Agreement by and between Creative Master Limited and
          Dongguan Heng Li Zhen Trading Company dated June 18, 1998(2).
   10.6   Entrepreneur Agreement by and among Creative Master Limited, Chen
          Hao Qiang, Gan Zi Kuen and Wu Qing Su (undated)(1).

   10.7 Letter to extend credit facilities from Hang Seng Bank Limited to Creative Master Limited dated July 16, 1998(1).
   10.8   Letter agreement to extend credit facilities between Hang Seng Bank
          Limited and Creative Master Limited dated June 10, 1996(1).
   10.9   Letter to extend credit facilities between Banque Nationale de
          Paris Hong Kong Branch and Creative Master Limited dated April 21,
          1997(1).
   10.10  Letter agreement to extend credit facilities between Bank of China
          Hong Kong Branch and Creative Master Limited dated May 25, 1992(1).
   10.11  Letter agreement to extend credit facilities between Commonwealth
          Finance Corporation Limited and Creative Master Limited dated December
          20, 1997(1).
   10.12  Consultancy Agreement between Creative Master Limited and Acma
          Strategic Holdings Limited dated January 19, 1996 (incorporated by reference to the Company's Form 10-KSB for fiscal 1998, filed on September 2, 1998).
   10.13  Consultancy Agreement between Carl Tong & Associates Management
          Consulting Limited and Acma Strategic Holdings Limited dated January
          19, 1996 (incorporated by reference to the Company's Form 10-KSB for fiscal 1998, filed on September 2, 1998).
   10.14 Joint and Several Guarantee By Individuals or Partners in a Firm by and among Commonwealth Finance Corporation Limited, Carl Tong and
          Leo Kwok dated March 30, 1993(1).
   10.15  Guarantee to be Given by an Individual by and between Commonwealth
          Finance Corporation Limited and Carl Tong dated March 30, 1993(1).
   10.16  Guarantee to be Given by an Individual by and between Commonwealth
          Finance Corporation Limited and Leo Kwok dated March 30, 1993(1).
   10.17 Creative Master Limited Defined Contribution Scheme Rules effective January 1, 1997(1).
   10.18 Hang Seng Pooled Provident Plan Defined Contribution Policy by and between Excel Master Limited and Hang Seng Life Limited effective
          January 1, 1997; and Excel Master Limited Defined Contribution Scheme
          Rules(1).
   10.19 Hang Seng Pooled Provident Plan Defined Contribution Policy by and between Carison Limited and Hang Seng Life Limited effective January
          1, 1997; and Carison Limited Defined Contribution Scheme Rules(1).
   10.20  Service Agreement by and between Creative Master Limited and Leo
          Sheck Pui Kwok dated January  , 1996(1).
   10.21  Factory and dormitory leases for CML No. 1(2).
   10.22  Factory and dormitory leases for CML No. 2(2).
   10.23  Factory and dormitory leases for CML No. 3(2).
   10.24  Factory and dormitory leases for CML No. 4(2).
   10.25  Factory and dormitory leases for CML No. 5(2).
   10.26  Consulting Agreement between Henry Hai-Lin Hu, Business Plus
          Consultants Limited and the Company dated August 18, 1998(2).
   10.27  Import Material & Processing Agreement between Dongguang Process
          Assembly Servicing Company and the Company dated November 10, 1995(2).
   10.28 Lease of Unit B, Casey Industrial Building, Kowloon, Hong Kong between Creative Master Limited and Fortune Wind Investments Limited dated April 3, 1997(2).
   10.29 Lease of Unit A1, Casey Industrial Building, Kowloon, Hong Kong between Excel Master limited and Fortune Wind Investments Limited(2).
   10.30 Lease of Unit A2, Casey Industrial Building, Kowloon, Hong Kong between Creative Master Limited and Fortune Wind Investments
          Limited(2).
   10.31  Loan Agreement dated January 31, 1996 between Carl Tong and Leo
          Sheck Pui Kwok as lenders and Creative Master Limited as borrower in the aggregate amount of H.K. $1,000,000(1).
   10.32  Loan Agreement dated April 18, 1995 between Carl Tong and Sheck
          Pui Kwok as lenders and Creative Master Limited as borrower in the aggregate amount of H.K. $2,000,000(1).

   10.33  Promissory Note, dated as of October 1, 1998, in the principal amount of $227,118 from Creative Master Limited in favor of Carl Ka
          Wing Tong(2).
   10.34  Promissory Note, dated as of October 1, 1998, in the principal amount of $493,889 from Creative Master Limited to Leo Sheck Pui
          Kwok(2).
   10.35  Lease of apartment from Wellholding Limited by Creative Master
          Limited dated January 2, 1996(1).
   10.36  1998 Stock Option Plan, as amended(3).
   10.37  Form of Notice of Stock Option Grant and Stock Option Agreement
          under the 1998 Stock Option Plan(3).
   10.38  Standby Letter of Credit of Acma Ltd(2).
   10.39  Guarantee of Carl Tong to Banque Nationale de Paris in favor of
          Creative Master Limited dated June 13, 1990(2).
   10.40  Guarantee of Leo Kwok to Banque Nationale de Paris in favor of
          Creative Master Limited dated June 13, 1990(2).
   10.41  Deed of Guarantee of Carl Tong and Leo Kwok to Bank of China in
          favor of Creative Master Limited(2).
   10.42  Guarantee to be Given by a Limited Company by and between
          Commonwealth Finance Corporation Limited and Acma Strategic Holdings
          Limited dated July 14, 1997(2).
   10.43  Warrant Agreement between the Company and Cruttenden Roth
          Incorporated, including the Representative's Warrant(3).
   10.44  Underwriting Agreement, dated December 22, 1998, among the company and the underwriters named therein(3).
   16     Letter re: Change in Certifying Accountant (incorporated by reference to the Company's Form 8-K dated April 30, 1998).
   21     List of Subsidiaries(2).
   27     Financial Data Schedule(3).

--------------------------------------------------------------------------------
(1) incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) incorporated by reference to the Company's Form SB-2/A filed on November 25, 1998.
(3)  filed herewith.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Report of Independent Public Accountants................................... F-1
Consolidated Balance Sheets - As of December 31, 1997 and 1998............. F-2
Consolidated Statement of Operations - For the Years Ended
 December 31, 1996, 1997 and 1998.......................................... F-3
Consolidated Statement of Cash Flows - For the Years Ended
 December 31, 1996, 1997, and 1998......................................... F-4
Consolidated Statements of Change in Stockholders' Equity -
 For the Years Ended December 31, 1996, 1997 and 1998...................... F-6
Notes to Consolidated Financial Statements................................. F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Creative Master International, Inc.:


We have audited the accompanying consolidated balance sheets of Creative Master International, Inc. (a company incorporated in the State of Delaware, United States of America; formerly known as Davin Enterprises, Inc.; "the Company") and Subsidiaries ("the Group") as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 1996, 1997 and 1998. The financial statements as of December 31, 1997 and for the years ended December 31, 1996 and 1997 give retroactive effect to the acquisition of Creative Master Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Master International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, after giving retroactive effect to the acquisition of Creative Master Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.

/s/ ARTHUR ANDERSEN & CO.

ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong


Hong Kong,
March 25, 1999.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        AS OF DECEMBER 31, 1997 AND 1998
                        --------------------------------

                  (Amounts expressed in United States dollars)

                                                                       Note      1 9 9 7       1 9 9 8
                                                                       ----      -------       -------
                                                                                  $'000         $'000
ASSETS
------

Current assets:
 Cash and bank deposits                                                 20           471         5,055
 Accounts receivable, net                                                5         2,827         4,343
 Deposits and prepayments                                                6           307           681
 Inventories, net                                                        7         2,928         3,787
                                                                                  ------        ------
     Total current assets                                                          6,533        13,866

Machinery, equipment and capital leases, net                             8         3,155         5,663
Long-term investment                                                     9             1             1
Deferred expenditures                                                                  -           221
Goodwill                                                                10           810           716
                                                                                  ------        ------
     Total assets                                                                 10,499        20,467
                                                                                  ======        ======

LIABILITIES, MINORITY INTERESTS AND
 STOCKHOLDERS' EQUITY
-----------------------------------

Current liabilities:
 Short-term bank borrowings                                             11         1,290         1,062
 Capital lease obligations, current portion                             12           764           173
 Accounts payable                                                                  1,908         3,965
 Deposits from customers                                                             560           136
 Accrued liabilities                                                    13         1,579         2,914
 Loans from directors, current portion                                  21           861           222
 Due to parent company                                                  21             9             -
 Taxation payable                                                       14            68           133
 Dividend payable                                                                    323             -
                                                                                  ------        ------
     Total current liabilities                                                     7,362         8,605

Capital lease obligations, non-current portion                          12           266           288
Loans from directors, non-current portion                               21             -           444
Deferred taxation                                                       14            57           220
                                                                                  ------        ------
     Total liabilities                                                             7,685         9,557
                                                                                  ------        ------
Minority interests                                                                    75           618
                                                                                  ------        ------
Stockholders' equity:
 Common stock, par value $0.0001:
 .  Authorized - 60,000,000 shares as of December 31, 1997 and
    25,000,000 shares as of December 31, 1998
 .  Outstanding and fully paid - 3,749,322 shares as of December
    31, 1997 and 4,999,322 shares as of December 31, 1998               17             1             1
 Preferred stock, par value $0.0001:
 .  authorized - nil as of December 31, 1997 and 5,000,000
    shares as of December 31, 1998
 .  outstanding - nil as of December 31, 1997 and 1998                  17             -             -
 Additional paid-in capital                                                        1,401         5,898
 Retained earnings                                                                 1,337         4,393
                                                                                  ------        ------
     Total stockholders' equity                                                    2,739        10,292
                                                                                  ------        ------
     Total liabilities, minority interests and stockholders'
      equity                                                                      10,499        20,467
                                                                                  ======        ======

   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                  (Amounts expressed in United States dollars)

                                              Note               1 9 9 6                 1 9 9 7                 1 9 9 8
                                              ----               -------                 -------                 -------
                                                                  $'000                   $'000                   $'000
Net sales                                      22                 14,054                  16,211                  33,633
Cost of goods sold                                                (9,782)                (12,703)                (24,490)
                                                                 -------                --------                --------
  Gross profit                                                     4,272                   3,508                   9,143

Selling, general and
 administrative expenses                                          (2,552)                 (1,921)                 (5,113)
Interest income                                                        -                     112                      39
Interest expense                                                    (140)                   (216)                   (283)
Other income (expenses), net                                        (567)                   (137)                    318
Gain on dilution of interest in a
 subsidiary                                                            -                       -                      77
Reorganization expense                         15                      -                    (284)                      -
Amortization of goodwill                                             (44)                    (62)                    (94)
                                                                 -------                --------                --------
  Income before income taxes and
   minority interests                                                969                   1,000                   4,087
Provision for income taxes                     14                   (154)                   (130)                   (354)
                                                                 -------                --------                --------
  Income before minority interests                                   815                     870                   3,733

Minority interests                                                     -                     (82)                   (677)
                                                                 -------                --------                --------
  Net income                                   16                    815                     788                   3,056
                                                                 =======                ========                ========
Earnings per common share                     4.m
 -  Basic                                                        $  0.23                $   0.22                $   0.81
                                                                 =======                ========                ========
 -  Diluted                                                      $  0.23                $   0.22                $   0.81
                                                                 =======                ========                ========

   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                  (Amounts expressed in United States dollars)


                                                                1 9 9 6                    1 9 9 7                    1 9 9 8
                                                                -------                    -------                    -------
                                                                 $'000                      $'000                      $'000
Cash flows from operating activities:
-------------------------------------
Net income                                                          815                        788                      3,056
Adjustments to reconcile net income to net
 cash provided by operating activities-
 Depreciation of machinery and equipment                            448                        469                        705
 Net (gain) loss on disposals of machinery
  and equipment                                                      12                         (6)                        14
 Net loss on disposal of short-term
  investment                                                          2                          -                          -
 Write-back of receivable from minority
  interests                                                        (112)                         -                          -
 Write-down of long-term investment                                 449                          -                          -
 Reorganization expense                                               -                        199                          -
 Gain on dilution of interest in a subsidiary                         -                          -                        (77)
 Amortization of goodwill                                            44                         62                         94
 Minority interests                                                   -                         82                        677
 Deferred income taxes                                               37                         58                        163
(Increase) Decrease in operating assets-
 Accounts receivable, net                                          (766)                    (1,094)                    (1,516)
 Deposits and prepayments                                          (130)                         7                       (374)
 Inventories, net                                                  (980)                    (1,161)                      (859)
Increase (Decrease) in operating liabilities-
 Accounts payable                                                   598                        234                      2,057
 Deposits from customers                                              -                        560                       (424)
 Accrued liabilities                                                600                        439                      1,335
 Due to parent company                                                -                          9                         (9)
 Taxation payable                                                    31                         50                         65
                                                                  -----                     ------                     ------
     Net cash provided by operating
      activities                                                  1,048                        696                      4,907
                                                                  -----                     ------                     ------

Cash flows from investing activities:
-------------------------------------
 Acquisition of machinery and equipment                            (804)                       (24)                    (2,470)
 Proceeds from disposals of machinery and
  equipment                                                           8                          -                          -
 Proceeds from disposal of short-term
  investment                                                         12                          -                          -
 Net cash outflow from acquisition of a
  subsidiary                                                        (29)                        (1)                         -
 Increase in deferred expenditures                                    -                          -                       (221)
 Decrease (Increase) in due from a related
  company                                                           (41)                        41                          -
                                                                  -----                     ------                     ------
     Net cash (used in) provided by
      investing activities                                         (854)                        16                     (2,691)
                                                                  -----                     ------                     ------

                                                               (To be continued)

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------
                                  (Continued)

                  (Amounts expressed in United States dollars)

                                                                1 9 9 6                    1 9 9 7                    1 9 9 8
                                                                -------                    -------                    -------
                                                                 $'000                      $'000                      $'000
Cash flows from financing activities:
-------------------------------------
 Increase (Decrease) in bank overdrafts                              25                        (28)                         -
 New short-term bank loans                                          564                      1,097                      2,895
 Repayment of short-term bank loans                                (468)                      (825)                    (3,347)
 Increase in import trust receipts bank loans                       166                         77                        224
 Repayment of capital element of capital
  lease obligations                                                (206)                      (605)                    (1,326)
 (Decrease) Increase in loans from directors                         34                        (18)                      (195)
 Decrease in due to a related company                                 -                       (363)                         -
 Dividend paid to minority interests of a
  subsidiary                                                          -                         (7)                       (58)
 Finance from minority interests of a
  subsidiary                                                          -                          -                          1
 Dividend paid                                                        -                          -                       (323)
 Proceeds from issuance of common stock                               -                          -                      6,250
 Common stock issuance expenditures                                   -                          -                     (1,753)
                                                                 ------                     ------                     ------
     Net cash provided by (used in)
      financing activities                                          115                       (672)                     2,368
                                                                 ------                     ------                     ------
Effect of cumulative translation adjustments                          -                         (4)                         -
                                                                 ------                     ------                     ------
Net increase in cash and bank deposits                              309                         36                      4,584

Cash and bank deposits, as of beginning of
 year                                                               126                        435                        471
                                                                 ------                     ------                     ------
Cash and bank deposits, as of end of year                           435                        471                      5,055
                                                                 ======                     ======                     ======

   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              ----------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                  (Amounts expressed in United States dollars)

                                                                                                  Accumulated other
                                                                                                    comprehensive
                                          Common stock                                                 income -
                                      --------------------                                            cumulative
                                      Number of                  Additional         Retained          translation
                                       shares       Amount     paid-in capital      earnings          adjustments
                                      ---------     ------     ---------------      --------      -----------------
                                        $'000       $'000           $'000             $'000              $'000
Balance as of January 1, 1996           3,605           1            1,202               57                 7
Net income                                  -           -                -              815                 -
Translation adjustments                     -           -                -                -                (3)
                                        -----       -----           ------            -----             -----
Balance as of December 31, 1996         3,605           1            1,202              872                 4
Effect of the exchange
 reorganization                           145           -                -                -                 -
Reorganization expense
 contributed by stockholders
 (Note 15)                                  -           -              199                -                 -
Net income                                  -           -                -              788                 -
Dividends                                   -           -                -             (323)                -
Translation adjustments                     -           -                -                -                (4)
                                        -----       -----           ------            -----             -----
Balance as of December 31, 1997         3,750           1            1,401            1,337                 -
Issuance of common stock                1,250           -            6,250                -                 -
Common stock issuance expenditures          -           -           (1,753)               -                 -
Net income                                  -           -                -            3,056                 -
                                        -----       -----           ------            -----             -----
Balance as of December 31, 1998         5,000           1            5,898            4,393                 -
                                        =====       =====           ======            =====             =====

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

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
-------------------------------------------

Creative Master International, Inc. ("the Company") is incorporated in the State of Delaware, United States of America. With effect from March 2, 1998, the Company changed its name from Davin Enterprises, Inc. to Creative Master International, Inc., the present one.

During the period from January 1, 1996 (the earliest date covered by these financial statements) to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which was principally engaged in the trading of communication systems.

On December 30, 1997, the Company acquired 100% interest in Creative Master Limited ("CML"; a company incorporated in Hong Kong) by issuing a total of 3,604,500 shares of common stock of par value $0.0001 each (after the reverse stock splits and the redenominations of par value as described in Note 17) to Acma Strategic Holdings Limited ("ASHL"; a company incorporated in Hong Kong), Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong. ASHL is 90% owned by Acma Ltd., a company incorporated in Singapore and listed on the Singapore Stock Exchange Limited, and 10% owned by Mr. Carl Ka Wing Tong. CML and its subsidiaries ("the CML Group") are principally engaged in the manufacturing of collectible replica racing and classic cars for sale to customers in the United States of America and Europe. The CML Group maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China ("the PRC").

On December 24, 1998, the Company issued 1,250,000 shares of common stock, par value $0.0001 each, for a cash consideration of $5 per share through a public offering and raised net proceeds of approximately $4,497,000.

2.    BASIS OF PRESENTATION
---------------------------

The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 30, 1997 represented the consolidated financial statements of CML Group. The historical stockholders' equity accounts of the Company as of December 31, 1995 and 1996 represented the 3,604,500 shares of common stock of par value $0.0001 each (after the effect of the reverse stock splits and the redenominations of par value as described in Note 17) issued in connection with the acquisition. The original 145,310 shares of common stock of par value $0.0001 each (after the effect of the reverse stock splits and the redenominations of par value as described in Note 17) outstanding prior to the exchange reorganization have been reflected as an addition in the historical stockholders' equity account of the Company on December 30, 1997.

3.    SUBSIDIARIES
------------------

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1998 were as follows:

                                                                     Percentage of
                                             Place of               equity interest
              Name                        incorporation                  held                   Principal activities
              ----                        -------------             ---------------             --------------------
Creative Master Limited                     Hong Kong                    100%                Manufacturing and trading
                                                                                                of collectible replica
                                                                                                products

Excel Master Limited                        Hong Kong                    100%                Trading of collectible
                                                                                                replica products

Mastercraft Engineering Limited             Hong Kong                     70%                Manufacturing of molds
 (Note b)

Carison Engineering Limited                 Hong Kong                     70%                Manufacturing of molds
 (Note c)

Techtime Industries Limited                 Hong Kong                     55%                Manufacturing of
                                                                                                collectible replica
                                                                                                products

Dongguan Chuangying Toys                     The PRC                    Note a               Manufacturing of
 Factory Co., Ltd.                                                                              collectible replica
                                                                                                products

Creative Master Special                    The British                   100%                Dormant
 Holdings Inc.                            Virgin Islands

-----------------

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

b. Effective from April 15, 1998, Queenex Enterprises Limited changed its name to Mastercraft Engineering Limited ("MEL"), the present one. Prior to April 14, 1998, MEL was 100% owned by the Group. On April 14, 1998, MEL issued 9,000 shares of common stock of par value $0.129 each (equivalent of HK$1 each) to three parties which are not involved in management of the Company at par and 11,000 shares of common stock to the Group at par. As a result, the Group's equity interest in MEL was diluted from 100% to 70%, and the Group recognized a gain on dilution of approximately $77,000.

c. Effective from May 20, 1998, Carison Limited changed its name to Carison Engineering Limited, the present one.



4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

a.   Basis of consolidation
     ----------------------

     The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

b.   Goodwill
     --------

     Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the years ended December 31, 1996, 1997 and 1998 was approximately $44,000, $62,000 and
     $94,000, respectively. Accumulated amortization as of December 31, 1997 and 1998 was approximately $139,000 and $233,000, respectively.

     Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiaries to which it relates. The determinants used for this evaluation include management's estimate of the asset's ability to generate positive income from operations and positive cash flow in future periods. In the opinion of the management, no material impairment exists as of December 31, 1998.

-----------------------------------------------

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

e.   Machinery, equipment and capital leases
     ---------------------------------------

     Machinery, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: machinery and tools - 3 to 10 years, leasehold improvements - 3 to 10 years, furniture and office equipment - 3 to 5 years, and motor vehicles - 3 to 4 years. All ordinary repair and maintenance costs are expensed off as incurred.

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

f.   Long-term investments
     ---------------------

     Investments in common stock held for the long-term are stated at fair value, with the fair value limited to the net realizable value. Income from investments is accounted for to the extent of dividends received and receivable. Management assesses the carrying cost annually, taking into account of operating results and future prospects of the long-term investments. The write-downs recorded during the years ended December 31, 1996, 1997 and 1998 were approximately $449,000, nil and nil, respectively. Accumulated write-down as of December 31, 1997 and 1998 was $684,000.

-----------------------------------------------

g.   Deferred expenditures
     ---------------------

     Deferred expenditures represent pre-operating costs incurred for new production facilities and are deferred and amortized on a straight-line basis over three years. No amortization was recorded for the years ended December 31, 1996, 1997 and 1998.

h.   Net sales
     ---------

     Net sales represent the invoiced value of merchandise/molds supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

     Deposits or advanced payments from customers prior to delivery of goods and passage of title of merchandise/molds are recorded as deposits from customers.

i.   Income taxes
     ------------

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

j.   Operating leases
     ----------------

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

k.   Comprehensive income
     --------------------

     The Group has adopted Statement of Financial Accounting Standards No. 130, "SFAS No. 130", which requires the Group to report all changes in equity during a period, except for those resulting from investment by owners and distribution to owners, in financial statements for the period in which they are recognized. The Group has disclosed comprehensive income, which encompasses net income and currency translation adjustments, in the consolidated statements of changes in stockholders' equity and Note 17 to the accompanying financial statements. Prior years financial statements have been restated to conform to the SFAS No. 130 requirements.

-----------------------------------------------

l.   Foreign currency translation
     ----------------------------

     The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments. Aggregate losses from foreign currency transactions included in the statements of operations for the years ended December 31, 1996, 1997 and 1998 were approximately $104,000, $47,000 and $16,000, respectively.

m.   Earnings per common share
     -------------------------

     Basic earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years, as if the common stock issued for the acquisition of CML (see
     Note 1) and the reverse stock splits and the redenominations of par value (see Note 17) had been consummated prior to the years presented.

     The computation of diluted earning per common share is similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the years were exercised.

     The basic and diluted earnings per common share were the same for the years presented because no dilutive securities were outstanding or exercisable as of each year end. The numerator in calculating both basic and diluted earnings per share for each year is the reported net income. The denominator is based on the following weighted-average number of common shares:

                          1 9 9 6           1 9 9 7           1 9 9 8
                          -------           -------           -------
     Basic               3,604,500         3,605,294         3,776,719
     Diluted             3,604,500         3,605,294         3,776,719

n.   Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

o.   Fair value of financial instruments
     -----------------------------------

     All financial instruments of the Group are carried at cost, which approximate their fair value.

5.   ACCOUNTS RECEIVABLE
------------------------

Accounts receivable comprised:

                                                                           1 9 9 7                     1 9 9 8
                                                                           -------                     -------
                                                                            $'000                       $'000
Trade receivables                                                            2,966                       4,928
Less: Allowance for doubtful accounts                                         (139)                       (585)
                                                                           -------                     -------
Accounts receivable, net                                                     2,827                       4,343
                                                                           =======                     =======

6.   DEPOSITS AND PREPAYMENTS
-----------------------------

Deposits and prepayments comprised:

                                                                           1 9 9 7                    1 9 9 8
                                                                           -------                    -------
                                                                            $'000                      $'000
Deposits for acquisition of moulds                                             149                        219
Rental and utility deposits                                                     69                        229
Prepayments                                                                     83                        224
Others                                                                           6                          9
                                                                           -------                    -------
                                                                               307                        681
                                                                           =======                    =======

7.   INVENTORIES
----------------

Inventories comprised:

                                                                           1 9 9 7                     1 9 9 8
                                                                           -------                     -------
                                                                            $'000                       $'000
Raw materials                                                                1,358                       1,753
Work-in-process                                                                722                       1,226
Finished goods                                                                 959                       1,124
                                                                           -------                     -------
                                                                             3,039                       4,103

Less: Allowance for slow-moving and obsolete
 inventories                                                                  (111)                       (316)
                                                                           -------                     -------
Inventories, net                                                             2,928                       3,787
                                                                           =======                     =======

8.   MACHINERY, EQUIPMENT AND CAPITAL LEASES
--------------------------------------------

Machinery, equipment and capital leases comprised:

                                                                           1 9 9 7                     1 9 9 8
                                                                           -------                     -------
                                                                            $'000                       $'000
Machinery and equipment:
 Machinery and tools                                                           769                       4,930
 Leasehold improvements                                                      1,033                       1,415
 Furniture and office equipment                                                455                         827
 Motor vehicles                                                                 21                          85
Capital leases:
 Machinery and tools                                                         2,412                         623
 Furniture and office equipment                                                 14                          32
                                                                            ------                      ------
Cost                                                                         4,704                       7,912

Less: Accumulated depreciation
   Machinery and equipment                                                  (1,066)                     (2,220)
   Capital leases                                                             (483)                        (29)
                                                                            ------                      ------
Machinery, equipment and capital leases, net                                 3,155                       5,663
                                                                            ======                      ======



9.   LONG-TERM INVESTMENT
-------------------------

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which is principally engaged in the trading of communication systems. The carrying cost of the long-term investment represented:

                                                                           1 9 9 7                     1 9 9 8
                                                                           -------                     -------
                                                                            $'000                       $'000
Long-term investment                                                           685                         685
Less: Write down of investment cost                                           (684)                       (684)
                                                                           -------                     -------
Long-term investment, net                                                        1                           1
                                                                           =======                     =======

10.  GOODWILL
-------------

                                                                           1 9 9 7                     1 9 9 8
                                                                           -------                     -------
                                                                            $'000                       $'000
Goodwill                                                                       949                         949
Less: Accumulated amortization                                                (139)                       (233)
                                                                           -------                     -------
Goodwill, net                                                                  810                         716
                                                                           =======                     =======

11.  SHORT-TERM BANK BORROWINGS
-------------------------------

Short-term bank borrowings comprised:

                                                                           1 9 9 7                    1 9 9 8
                                                                           -------                    -------
                                                                            $'000                     $'000
Short-term loans                                                               908                        456
Import trust receipts loans                                                    382                        606
                                                                             -----                      -----
                                                                             1,290                      1,062
                                                                             =====                      =====

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3% or the United States prime lending rate plus 2.3%, which ranged from 10.0% to 14.5% per annum as of December 31, 1998. They were collaterized by the Group's bank deposits of approximately $457,000 as of December 31, 1998, personal guarantees provided by Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong, mortgage over a real estate property owned by Mr. Carl Ka Wing Tong, and corporate guarantee provided by Acma Strategic Holdings Limited (see Note 20). They were drawn for working capital purposes and are renewable with the consent of the relevant banks.

Supplemental information with respect to short-term bank borrowings for the years ended December 31, 1997 and 1998 are as follows:

                                 Maximum amount           Average amount          Weighted average          Weighted average
                                  outstanding              outstanding            interest rate at            interest rate
                                during the year          during the year          the end of year            during the year
                                ---------------          ---------------          ----------------          ----------------
                                     $'000                    $'000
Year ended December 31, 1998
----------------------------
Overdrafts                               49                       6                        -                      14.2%
                                     ======                  ======                   ======                    ======
Short-term loans                        609                     433                     10.5%                     11.6%
                                     ======                  ======                   ======                    ======
Import trust receipts loans           1,426                     990                     10.0%                     10.6%
                                     ======                  ======                   ======                    ======

Year ended December 31, 1997
----------------------------
Overdrafts                              111                      17                     12.5%                     12.1%
                                     ======                  ======                   ======                    ======
Short-term loans                        908                     686                     10.7%                     10.1%
                                     ======                  ======                   ======                    ======
Import trust receipts loans             448                     291                     12.5%                     11.9%
                                     ======                  ======                   ======                    ======

12.  CAPITAL LEASE OBLIGATIONS
------------------------------

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                                            1 9 9 7                     1 9 9 8
                                                                            -------                     -------
                                                                             $'000                       $'000
Payable during the following period
 -  Within one year                                                            830                         221
 -  Over one year but not exceeding two years                                  195                         215
 -  Over two years but not exceeding three years                                91                         105
                                                                             -----                        ----
Total minimum lease payments                                                 1,116                         541
Less: Amount representing interest                                             (86)                        (80)
                                                                             -----                        ----
Present value of minimum lease payments                                      1,030                         461
Less: Current portion                                                         (764)                       (173)
                                                                             -----                        ----
Non-current portion                                                            266                         288
                                                                             =====                        ====

13.  ACCRUED LIABILITIES
------------------------

Accrued liabilities comprised:

                                                                            1 9 9 7                    1 9 9 8
                                                                            -------                    -------
                                                                             $'000                      $'000
Accruals for operating expenses
 -  Salaries, wages and bonus                                                  575                      1,251
 -  Subcontracting charges                                                     463                        471
 -  Rental expense                                                              41                         21
 -  Others                                                                     120                        169
Accrual for common stock issuance expenditures                                   -                        100
Accruals for purchases of
 -  loose tools and consumables                                                269                        588
 -  machinery and tools                                                          -                        181
Others                                                                         111                        133
                                                                             -----                      -----
                                                                             1,579                      2,914
                                                                             =====                      =====

14.  INCOME TAXES
-----------------

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to the United States federal tax at a rate of 35%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 33% (30% state income tax and 3% local income tax). However, the joint venture is exempted from state income tax and local income tax for two years starting from the first year of profitable operations and it is entitled to a 50% reduction in state income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Group's income tax expenses would have been increased by approximately nil, $8,000 and $55,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Provision for income taxes comprised:

                                                         1 9 9 6                  1 9 9 7                  1 9 9 8
                                                         -------                  -------                  -------
Current tax
  -  Hong Kong profits tax                                 117                       72                      191
Deferred tax                                                37                       58                      163
                                                         -------                  -------                  -------
                                                           154                      130                      354
                                                         =======                  =======                  =======

The reconciliation of the United States federal income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations is as follows:

                                                           1 9 9 6                  1 9 9 7                  1 9 9 8
                                                           -------                  -------                  -------
United States federal income tax rate                       35.0%                    35.0%                    35.0%

Non-taxable income arising from
 activities which qualified as offshore                     (6.5%)                   (6.0%)                  (12.1%)

Non-taxable/non-deductible activities                       (4.8%)                   (3.6%)                   (1.2%)

Tax losses not recognized                                   15.8%                     7.7%                     6.0%

Effect of different tax rates in foreign
 jurisdictions                                             (23.6%)                  (20.1%)                  (19.0%)
                                                           -----                    -----                    -----
Effective income tax rate                                   15.9%                    13.0%                     8.7%
                                                           =====                    =====                    =====

---------------------------

Components of deferred tax liabilities as of December 31, 1997 and 1998 are as follows:

                                                                             1 9 9 7                     1 9 9 8
                                                                             -------                     -------
                                                                              $'000                       $'000
Cumulative tax losses                                                          (42)                        (35)

Accumulated differences between taxation allowance and
 depreciation expenses of machinery and equipment                               99                         263

Other timing differences                                                         -                          (8)
                                                                             -------                     -------
                                                                                57                         220
                                                                             =======                     =======

15.  REORGANIZATION EXPENSE
---------------------------

The reorganization expense comprised (i) the valuation of $199,000 of the 229,488 shares of common stock of the Company (after the effect of reverse stock splits and the redenominations of par value as described in Note 17) transferred from Mr. Leo Sheck Pui Kwok, Mr. Carl Ka Wing Tong and Acma Strategic Holdings Limited, three of the Company's stockholders, to a consultant in return for his services in connection with Company's acquisition of CML as described in Note 1 (note: these 229,488 shares are included in the 3,604,500 shares of common stock issued in connection with the Company's acquisition of CML as described in Note
1), and (ii) other professional fees for the acquisition of CML.

16.  COMPREHENSIVE INCOME
-------------------------

Comprehensive income and its components, net of tax, comprised:

                                                         1 9 9 6                    1 9 9 7                    1 9 9 8
                                                         -------                    -------                    -------
                                                          $'000                      $'000                      $'000
Net income                                                  815                        788                      3,056

Other comprehensive income -
 Translation adjustments                                     (3)                        (4)                         -
                                                          -----                      -----                      -----
Comprehensive income                                        812                        784                      3,056
                                                          =====                      =====                      =====

17.  SHARE CAPITAL AND STOCK OPTIONS
------------------------------------

a.   Common stock
     ------------

     During the period from January 1, 1996 (the earliest date covered by these financial statements) to May 28, 1996, the Company had authorized share capital of 250,000,000 shares of common stock, par value $0.0001 each, and outstanding share capital of 193,745,200 shares of common stock, par value $0.0001 each. On May 29, 1996, the Company effected a one-for-one hundred reverse stock split and a redenomination of par value in share capital, resulting in 1,937,452 shares of common stock, par value $0.0001 each, outstanding. Also, on May 29, 1996, the authorized share capital of the Company was decreased from 250,000,000 shares of common stock, par value $0.0001 each, to 50,000,000 shares of common stock, par value $0.0001 each. On December 30, 1997, the Company issued 48,060,000 shares of common stock (after the one-for-one hundred reverse stock split as described above but before the one-for-ten reverse stock split and the three-for-four reverse stock split as described below), par value $0.0001 each, to the stockholders of CML in connection with its acquisition of CML as described in Note 1. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split and a redenomination of par value in share capital, resulting in 60,000,000 share of common stock, par value $0.0001 each, authorized and 4,999,746 shares of common stock, par value $0.0001 each, outstanding. On December 14, 1998, the Company effected a three-for-four reverse stock split and a redenomination of par value in share capital, resulting in 3,749,322 shares of common stock, par value $0.0001 each, outstanding. Also, on December 14, 1998, the authorized share capital of the Company was decreased from 60,000,000 shares of common stock , par value $0.0001 each, to 25,000,000 shares of common stock, par value $0.0001 each, and 5,000,000 shares of preferred stock, par value $0.0001 each.

     On December 24, 1998, the Company issued 1,250,000 shares of common stock, par value $0.0001 each, for a cash consideration of $5 per share through a public offering and raised net proceeds of approximately $4,497,000.

     The effects of the one-for-one hundred reverse stock split, the one-for-ten reverse stock split, the three-for-four reverse stock split, and the redenominations of par value in share capital have been reflected retroactively in the financial statements and all earnings per common share computations.

b.   Options
     -------

     The Company has reserved an aggregate of 420,000 shares of common stock, par value $0.0001 each, for issue under the Company's 1998 stock option plan, which will expire in September 2008.

------------------------------------

b.   Options  (Cont'd)
     -------

     In December 1998, the Company granted stock options under the 1998 stock option plan to purchase 340,500 shares of common stock, par value $0.0001 each, at an exercise price of $5, which was equal to the public offering price of its common stock on December 24, 1998. The stock options are exercisable according to a pre-determined vesting schedule from 1999 to 2006.

     The Company has determined that net income and earnings per share would not be materially affected by the provisions of Statement of Financial Accounting Standards No. 123 in respect of the accounting and disclosure requirements using a fair value-based method of accounting for stock based employee compensation plans.

18.  OPERATING LEASE COMMITMENTS
--------------------------------

The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2008. Rental expenses for the years ended December 31, 1996, 1997 and 1998 were approximately $509,000, $602,000 and $703,000, respectively. Future minimum rental payments as of December 31, 1998, under agreements classified as operating leases with non-cancellable terms, are as follows:

                                                                                                  1998
                                                                                                 ------
                                                                                                  $'000
Payable during the following period
 -  Within one year                                                                                686
 -  Over one year but not exceeding two years                                                      599
 -  Over two years but not exceeding three years                                                   606
 -  Over three years but not exceeding four years                                                  549
 -  Over four years but not exceeding five years                                                   522
 -  Thereafter                                                                                   1,201
                                                                                                 -----
                                                                                                 4,163
                                                                                                 =====

19.  RETIREMENT PLAN
--------------------

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended December 31, 1997 and December 31, 1998 were approximately $50,000 and $68,000, respectively.

The Group has no other post-retirement or post-employment benefit plans.

20.  BANKING FACILITIES
-----------------------

As of December 31, 1998, the Group had banking facilities of approximately $2,259,000, for overdrafts, loans and trade financing. Unused facilities as of December 31, 1998 amounted to approximately $1,197,000. These facilities were secured by:

a. Pledges of the Group's bank deposits of approximately $457,000 as of December 31, 1998;

b. Personal guarantees provided by Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong;

c.   Mortgage over a real estate property owned by Mr. Carl Ka Wing Tong; and

d.   Corporate guarantee provided by Acma Strategic Holdings Limited.

21.  RELATED PARTY TRANSACTIONS
-------------------------------

a.   The Group entered into the following transactions with related companies:

                                                                      1 9 9 6                   1 9 9 7                   1 9 9 8
                                                                      -------                   -------                   -------
                                                                       $'000                     $'000                     $'000
     Management fee paid to Acma Strategic
      Holdings Limited                                                    88                       115                       116

     Consultancy/Management fees paid to Carl
      Tong & Associate Management Consultancy
      Limited*                                                             -                         -                        61

     Rental expenses paid to Wellholding Limited**                        59                         -                         -

     Purchase of machinery and tools from
      Faithera Engineering Limited***                                      -                         -                       362
                                                                      =======                   =======                   =======

     * Carl Tong & Associate Management Consultancy Limited is beneficially owned by Mr. Carl Ka Wing Tong.

     **   Wellholding Limited is beneficially owned by Mr. Leo Sheck Pui Kwok.

     *** Faithera Engineering Limited is beneficially owned by certain minority stockholders of Mastercraft Engineering Limited.

b. Details of loans from directors as of December 31, 1997 and 1998 are as follows:

                                                                                 1 9 9 7                     1 9 9 8
                                                                                 -------                     -------
                                                                                  $'000                       $'000
     Mr. Leo Sheck Pui Kwok                                                         612                         435
     Mr. Carl Ka Wing Tong                                                          249                         231
                                                                                 ------                      ------
     Total loans from directors                                                     861                         666
     Less: current portion                                                         (861)                       (222)
                                                                                 ------                      ------
     Non-current portion                                                              -                         444
                                                                                 ======                      ======

     The loans from directors are unsecured and non-interest bearing. Prior to October 1, 1998, the loans from directors had no pre-determined repayment terms. On October 1, 1998, the directors agreed to convert the outstanding loan balances to term loans to be repayable by six equal semi-annual installments commencing March 31, 1999.

-------------------------------

c. Details of amount due to parent company as of December 31, 1997 and 1998 are as follows:

                                                                                1 9 9 7                    1 9 9 8
                                                                                -------                    -------
                                                                                 $'000                      $'000
     Acma Strategic Holdings Limited                                                9                          -
                                                                                =====                      =====

     The amount due to parent company was unsecured, non-interest bearing and without pre-determined repayment terms.

d. As of December 31, 1998, the Group's banking facilities were secured by personal guarantees provided by Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong; mortgage over a real estate property owned by Mr. Carl Ka Wing Tong; and corporate guarantee provided by Acma Strategic Holdings Limited.


22.  SEGMENTAL ANALYSIS
-----------------------

The Group is principally engaged in one reportable segment of trading and manufacturing of collectible replica products and related molds.

a.   Net sales
     ---------

     Net sales comprised:

                                                               1 9 9 6                 1 9 9 7                 1 9 9 8
                                                               -------                 -------                 -------
                                                                $'000                   $'000                   $'000
     Sales of collectible replica products                      12,358                  13,438                  29,948
     Sales of molds                                              1,667                   2,678                   3,380
     Others                                                         29                      95                     305
                                                                ------                  ------                  ------
                                                                14,054                  16,211                  33,633
                                                                ======                  ======                  ======

     Geographical analysis of net sales is as follows:

                                                               1 9 9 6                 1 9 9 7                 1 9 9 8
                                                               -------                 -------                 -------
                                                                $'000                   $'000                   $'000
     United States of America                                   14,054                  16,089                  29,085
     Europe                                                          -                     122                   4,548
                                                                ------                  ------                  ------
                                                                14,054                  16,211                  33,633
                                                                ======                  ======                  ======

-----------------------

b.   Assets
     ------

     Substantially all of the Group's assets are located in Hong Kong and the PRC.

c.   Major customers
     ---------------

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                1 9 9 6                  1 9 9 7                  1 9 9 8
                                                                -------                  -------                  -------
                                                                 $'000                    $'000                    $'000
     MBI Inc.                                                     81.2%                    64.2%                    36.7%
     Mattel Vendor Operations Asia Ltd.                              -                     14.8%                    24.1%
     Paul's Model Art GmbH                                           -                        -                      8.2%
     Action Performance Co. Inc./Brookfield
      Collectors Guild                                             7.7%                     4.7%                     5.7%
     Corgi Classics Limited                                          -                        -                      5.3%
     Road Champs Ltd.                                                -                      3.6%                     5.3%
     Tyco Hong Kong Limited                                        5.1%                     5.6%                       -
                                                                ======                   ======                   ======

d.   Major suppliers
     ---------------

     Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                                 1 9 9 6                  1 9 9 7                  1 9 9 8
                                                                 -------                  -------                  -------
                                                                  $'000                    $'000                    $'000
     Manfield Coatings Co., Ltd.                                   8.1%                     9.0%                     9.4%
     Lee Kee Metal Co. Ltd.                                        0.7%                     6.1%                     9.2%
     Genesis Off-set Printing Co., Ltd.                            5.4%                     8.5%                     7.8%
     Zinamet Co., Ltd.                                             2.7%                     6.9%                     3.7%
                                                                 =====                    =====                    =====

23.  OPERATING RISKS
--------------------

a.   Country risk
     ------------

     The Group's operations are conducted in Hong Kong and the PRC.
     Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

     On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("the Hong Kong SAR"). As stated in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Group's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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

c.   Concentration of credit risk
     ----------------------------

     Concentration of accounts receivable as of December 31, 1997 and 1998 is as follows:

                                                       1 9 9 7           1 9 9 8
                                                       -------           -------
     Five largest accounts receivable                   92.1%             80.1%
                                                       =====             =====

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

24.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------

a. In March 1996, CML acquired an additional 19% equity interest in Carison Engineering Limited for cash consideration of approximately $29,000. This increase in the Group's equity interest in Carison Engineering Limited from 51% to 70%, resulted in goodwill amounting to approximately $139,000.

b. In October 1997, CML acquired a 100% interest in Mastercraft Engineering Limited for a cash consideration of $1,000. Details of assets acquired and liabilities assumed were as follows:

                                                                                      Year ended
                                                                                   December 31, 1997
                                                                                   -----------------
                                                                                         $'000
     Deposits and prepayments                                                              110
     Inventories                                                                           223
     Machinery, equipment and capital leases                                               361
     Bank overdrafts                                                                        (3)
     Short-term bank loans                                                                (184)
     Accounts payable                                                                     (162)
     Accrued liabilities                                                                  (161)
     Due to a related company                                                             (363)
     Capital lease obligations                                                            (297)
                                                                                        ------
     Net liabilities assumed as of the date of acquisition                                (476)
     Goodwill                                                                              477
                                                                                        ------
     Consideration satisfied in cash                                                         1
                                                                                        ======
     Net cash outflow:
      Cash paid                                                                              1
                                                                                        ======

c.   Cash paid for interest and income taxes comprised:

                                        1 9 9 6          1 9 9 7        1 9 9 8
                                        -------          -------        -------
                                         $'000            $'000          $'000
     Interest                              140              216            283
                                         =====            =====          =====
     Income taxes                           94               75             70
                                         =====            =====          =====

d.   Supplemental disclosure of investing activities:

     During the years ended December 31, 1996, 1997 and 1998, the Group entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $394,000, $835,000 and $757,000, respectively.

25.  OTHER SUPPLEMENTAL INFORMATION
-----------------------------------

The following items were included in the consolidated statements of operations:

                                                    1 9 9 6          1 9 9 7          1 9 9 8
                                                    -------          -------          -------
                                                     $'000            $'000            $'000
Depreciation of machinery and equipment
 -  owned assets                                       275              122              404
 -  assets held under capital leases                   173              347              301

Provision for/write-off of doubtful
 accounts                                               98               15              553

Provision for slow-moving and obsolete
 inventories                                            11               84              205

Write down of long-term investment                     449                -                -

Interest expenses for
 -  bank overdrafts and loans                           85              107              152
 -  capital lease obligations                           55              109              131

Operating lease rentals for rented
 premises                                              509              602              703

Repairs and maintenance expenses                       251              266              356

Net foreign exchange loss                              104               47               16
                                                     =====            =====            =====

26.  SUBSEQUENT EVENTS
----------------------

On February 10, 1999, the Company issued warrants to the representative underwriter of the Company's public offering for a consideration of $125, to purchase up to 125,000 shares of common stock of the Company at an exercise price of $8.25 per share, which is equal to 1.65 times of the public offering price of its common stock on December 24, 1998. The warrants are exercisable for a period of four years beginning December 24, 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CREATIVE MASTER INTERNATIONAL


Date:  March  30, 1999             By:     /s/ CARL KA WING TONG
                                        -----------------------------------
                                            Carl Ka Wing Tong,
                                            President and Chief Executive
                                            Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                  Title                               Date
  ---------                  -----                               ----
 /s/ CARL KA WING TONG       Chairman of the Board,              March  30, 1999
---------------------------  President, and Chief Executive
Carl Ka Wing Tong            Officer (principal executive
                             officer)


 /s/ JOHN REMPEL             Chief Financial Officer             March 30, 1999
---------------------------  (principal financial and
John Rempel                  accounting officer)


 /s/ LEO SHECK PUI KWOK      Chief Operating Officer and         March  30, 1999
---------------------------  Director
Leo Sheck Pui Kwok


 /s/ CHOU KONG SENG          Director                            March  30, 1999
---------------------------
Chou Kong Seng


 /s/ CLAYTON K. TRIER        Director                            March  30, 1999
---------------------------
Clayton K. Trier


 /s/ STEVE GORDON            Director                            March  30, 1999
---------------------------
Steve Gordon

                               INDEX TO EXHIBITS
                               -----------------

   Exhibit
   -------
   Number  Description
   ------  -----------
   10.36   1998 Stock Option Plan, as amended.
   10.37   Form of Notice of Stock Option Grant and Stock Option Agreement
           under the 1998 Stock Option Plan.
   10.43   Warrant Agreement between the Company and Cruttenden Roth
           Incorporated, including the Representative's Warrant.
   10.44   Underwriting Agreement, dated December 22, 1998, among the company and the underwriters named therein.
   27      Financial Data Schedule.