Form 10KSB40/A
period 1998-12-31
CREATIVE MASTER INTERNATIONAL INC
filed 1999-04-29
CIK 815017

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $33,633,000

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $10,417,833, based upon the closing sale price of $5.75 as reported by The Nasdaq National Market on such date.

     There were 4,999,322 shares of the Company's common stock outstanding on March 12, 1999.

     Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

MANAGEMENT OF THE COMPANY

     The executive officers, directors, and key employee of the Company and their ages and position as of March 30, 1999 are as follows:

Executive Officers
and Directors(1)      Age  Position
----------------      ---  --------
Carl Ka Wing Tong      49  President, Chief Executive Officer and
                           Chairman of the Board
Leo Sheck Pui Kwok     43  Chief Operating Officer and a Director
John Rempel            43  Chief Financial Officer and Asst. Secretary
Henry Hai-Lin Hu       54  Executive Vice-President--Marketing
Shing Kam Ming         38  Senior Vice-President, Controller, and Secretary
Paul Mo                47  Senior Vice-President--Marketing Services
Denny Cheng            38  Vice-President--Marketing Service, Engineering
Chou Kong Seng         44  Director
Clayton K. Trier       47  Director
Steve Gordon           44  Director

Key Employee
------------
Albert Chui            49  Assistant Vice President--Quality Assurance

______________
(1) Each of the executive officers of the Company also serves in various corresponding capacities with Creative Master Limited, a wholly-owned Hong Kong subsidiary ("CML") or its subsidiaries.


     Carl Ka Wing Tong has been the Chairman, Chief Executive Officer and President since December 1997. He also served as Secretary from December 1997 to September 1998 and as Chief Financial Officer from September 1998 to November 1998. He also serves as a director of Acma Strategic Holdings Limited. Mr. Tong co-founded CML in 1986. From 1993 to 1995, he also served as Chief Financial Officer of ZIC Holdings Limited, the holding company of Zindart Industrial Co. Ltd., a manufacturer of toys and collectibles. Prior to founding CML, from 1985 to 1987 Mr. Tong was Vice President of Citibank N.A.'s Institutional Banking, Specialized Finance Group. In addition, from 1977 to 1985 Mr. Tong was a certified public accountant with Arthur Andersen & Co. in United Kingdom and Hong Kong, where his last position was Senior Manager, Audit Division. He is a certified public accountant in Hong Kong and a chartered accountant in the United Kingdom.

     Leo Sheck Pui Kwok has been the Chief Operating Officer and a director of the Company since December 1997. Mr. Kwok co-founded CML in 1986. Before founding CML, Mr. Kwok worked for the Hallmark Group in Asia from 1980 to 1987, where his last position was as the Chief Merchandise Manager.

     John Rempel has been Chief Financial Officer of the Company since November 1998 and Assistant Secretary of the Company since February 1999. Prior to joining the Company, from 1995 to November 1998, Mr. Rempel founded and managed the consulting division of Infocan Computer (HK) Limited, an information technology solution provider, specializing in financial and material requirements planning system design and implementation. Between 1990 and 1995, Mr. Rempel was the Chief Financial Officer of a division of Lai Sun Group, a publicly-listed company in Hong Kong. He is a Canadian Chartered Accountant and a Fellow of the Hong Kong Society of Accountants. Prior to 1981, Mr. Rempel served with Arthur Andersen & Co. in Canada and Bermuda.

     Henry Hai-Lin Hu has been Executive Vice-President--Marketing of the Company since September 1998. Prior to joining the Company, from 1996 through 1998 Mr. Hu served in executive management positions with various Hong Kong toy manufacturers. Mr. Hu also served as the Chairman and Chief Executive Officer of Zindart Industrial Co., Ltd. from 1993 until 1996.

     Shing Kam Ming has been the Senior Vice-President of the Company since January 1998 and Secretary of the Company since February 1999. He also served as Chief Financial Officer until September 1998, when he was appointed Controller. Mr. Shing joined Creative Master Limited in March 1993 as Manager-- Finance and Administration.

     Paul Mo has served as the Company's Senior Vice-President--Marketing Services since August 1996. He also served as Secretary of the Company from October 1998 to February 1999. Mr. Mo joined the Company as director of Engineering in November 1994 and helped establish the Company's first Dongguan factory. Prior to joining the Company, from 1992 to 1994 he was a General Manager of Sinomex (Hong Kong).

     Denny Cheng has served as Vice-President--Marketing Services, Engineering since November 1996. Before joining the Company, Mr. Cheng served as an Engineering Manager with Sinomex (Hong Kong), from 1993 to 1996.

     Chou Kong Seng has been a director of the Company since December 1997. Mr. Chou has been the Finance Director of Acma Ltd., a company listed on the Singapore stock exchange since 1994. He also serves as a director of Acma Strategic Holdings Limited, a principal stockholder of the Company. Before joining Acma Ltd., he was a senior manager with KPMG Peat Marwick LLP in Singapore.

     Clayton K. Trier has been a director of the Company since February 1999. Since 1997, Mr. Trier has been a private investor. Mr. Trier also currently serves as a director of Pentacon, Inc (NYSE: JIT). From 1993 through 1997, Mr. Trier served as the Chairman and Chief Executive Officer of U.S. Delivery Systems, a NYSE-listed local delivery company with offices nationwide. He founded U.S. Delivery Systems in 1993. U.S. Delivery Systems was acquired by Corporate Express Inc. in March 1996. From 1987 to 1991, Mr. Trier was co-Chief Executive Officer and President of Allwaste, Inc., a NYSE-listed company engaged in waste management. Mr. Trier was a Certified Public Accountant with Arthur Andersen & Co. in Houston, Texas and Hong Kong from 1974 to 1987, and was a partner there from 1983 to 1987.

     Steve Gordon has been a director of the Company since February 1999. Mr. Gordon has been a principal of, and performed the functions of chief executive officer for, TFS Limited, a direct response marketing and fulfillment services company, since 1995. Before joining TFS Limited, Mr. Gordon served as a Division Director of MBI, Inc., from 1985 to 1995, where he was responsible for certain die-cast products.

     Albert Chui has served as Assistant Vice-President--Quality Assurance and Training since 1996. Before joining the Company, Mr. Chui served as a plant manager with Sunshine Toys Manufacturing Limited from 1995 to 1996. In addition, Mr. Chui worked as a quality manager with Artin Industries Company Limited from 1993 to 1994.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors, certain officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors, and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Because the reporting obligations were not triggered until December 23, 1998 when the Company completed a public offering of its common stock, no reports were required to be filed during fiscal year 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

   The following table sets forth certain information regarding compensation earned by each person who served as the Company's Chief Executive Officer during the year ended December 31, 1998 and one other executive officer (together, the "named executive officers") whose compensation exceeded $100,000 for that year.

                          SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                   Compensation
                                                                                   Awards--Securities
                                     Annual Compensation          Other Annual     Underlying
                                     ---------------------------
Name and Principal Position    Year  Salary           Bonus       Compensation     Options/SARs(#)
-----------------------------  ----  ------------     ----------  ------------     --------------
Carl Ka Wing Tong              1998      $177,000(1)          --            --     112,500 shares
 President and Chief           1997      $115,000(2)          --            --                 --
 Executive Officer             1996      $ 88,000(2)          --            --                 --


Leo Sheck Pui Kwok             1998      $ 77,000        $27,000       $84,000(3)  82,500 shares
 Chief Operating Officer       1997      $ 46,000        $ 4,000       $61,000(3)              --
                               1996      $ 43,200             --       $44,000(3)              --

---------------
(1) Represents $116,000 in compensation paid to Acma Strategic Holdings Limited for consulting services and $61,000 in fees paid to Carl Tong & Associate Management Consultancy Limited. See "Certain Relationships and Related Transactions--Tong Consulting Arrangement."

(2) Represents compensation paid to Acma Strategic Holdings Limited for consulting services. See "Certain Relationships and Related Transactions--Tong Consulting Arrangement."

(3)  Represents a residence allowance.

OPTION GRANTS IN 1998

     The following table sets forth information concerning the grant of stock options during 1998 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                         Number of     Percentage of
                         Securities    Total Options
                         Underlying    Granted to
                         Options       Employees in   Exercise      Expiration
Name                     Granted       Fiscal Year    Price ($/sh)  Date
----                     -------       -----------    ------------  ----
Carl Ka Wing Tong        112,500(1)    33.04%         $5.00         12/23/06
Leo Sheck Pui Kwok        82,500(1)    24.23%         $5.00         12/23/06

________

(1) These options will vest and become exercisable as to 25% of the shares on the date six months from the date of grant, which was December 23, 1998. The remaining options will vest and become exercisable monthly pro rata over a 42-month period.

OPTION EXERCISES IN 1998 AND FISCAL YEAR-END OPTION VALUES

   No options were exercised by the named executive officers.

                    AGGREGATE FISCAL YEAR-END OPTION VALUES

                         Number of Securities
                         Underlying Unexercised            Value of Unexercised
                                Options                   In-the-Money Options At
                         Held At Fiscal Year-End(#)         Fiscal Year-End ($) (1)
                         ------------------------------  -----------------------------
Name                     Exercisable      Unexercisable  Exercisable    Unexercisable
----                     -----------      -------------  -----------    --------------
Carl Ka Wing Tong            0                 112,500            --       $112,500
Leo Sheck Pui Kwok           0                  82,500            --       $ 82,500

-----------
(1) Based on the difference between the exercise price and the fair market value (the closing price of $6.00 reported by the Nasdaq National Market on December 31, 1998)

COMPENSATION OF DIRECTORS

   The Company reimburses each director for reasonable expenses incurred in attending meetings of the Company's board of directors. The Company intends to pay each non-employee director a fee of $1,300 for each meeting attended by such director. Outside directors who serve on board committees will be paid a fee of $300 for each committee meeting attended by such director. Directors also will be eligible to receive grants of options under the Company's 1998 Stock Option Plan. Concurrent with the Company's public offering on December 23, 1998, the Company granted to each of Mr. Gordon and Mr. Trier (who were acting as consultants and who became directors on February 10, 1999) stock options to purchase 7,500 shares of common stock at an exercise price of $5.00 per share.

EMPLOYMENT AGREEMENTS

   The Company was party to a consulting agreement with Acma Strategic Holdings Limited (which was terminated as of December 23, 1998), which in turn entered into a consulting agreement with Carl Tong & Associate Management Consultancy Limited, a company beneficially owned by Carl Ka Wing Tong, pursuant to which Mr. Tong acts as Managing Director of Acma Strategic Holdings Limited and performs certain other duties, including acting as the President and Chief Executive Officer of the company. The terms of these agreements are described under "Certain Relationships and Related Transactions--Tong Consulting Arrangement."

   The Company also is party to a consulting agreement with Business Plus Consultants Limited, which is beneficially owned by Henry Hai-Lin Hu, under which Mr. Hu serves as Executive Vice-President--Marketing of the Company. See "Certain Relationships and Related Transactions--Hu Consulting Agreement" for a discussion of the terms of Mr. Hu's agreement.

   Consulting arrangements such as the Company's arrangements with Messrs. Tong and Hu are commonplace in Hong Kong.

   In January 1996, the Company entered into a service agreement with Leo Sheck Pui Kwok pursuant to which he was appointed as an executive officer of the Company, effective as of February 1, 1996, for a term of three years. The appointment automatically renews for a one-year term on each anniversary beginning on February 1, 2000, unless either party provides six months written notice to terminate the agreement. Mr. Kwok receives a salary of $46,000 per year and a bonus of up to 2.5% of the Company's net after-tax profits on a consolidated basis, provided the Company achieves certain net income targets. In addition, the Company provides Mr. Kwok with a residence allowance.

   Other than Mr. Kwok as described above, the Company's executive officers and key employees are not subject to any noncompetition agreements or other contractual obligations regarding the confidentiality of this Company's trade secrets or other information. However, the Company is in the process of developing service contracts for all of its senior executives which the Company expects will be executed in the near future and which are expected to include certain restrictions against the executives' use of confidential information of the Company.

   In January 1997, Creative Master Limited, the Company's wholly owned Hong Kong subsidiary ("CML"), adopted a defined contribution pension plan which is available to all of the Company's Hong Kong employees with at least three months of continuous service. Participating employees may make monthly contributions to the pension plan of up to 5% of each employee's base salary, with matching contributions by the Company. The Hong Kong employees (or their beneficiaries) are entitled to receive their entire contribution and the Company's matching contributions, with accrued interest thereon, upon retirement or death of the employee. Upon resignation or termination (other than for serious misconduct), employees are entitled to receive their entire contributions to the pension plan, with accrued interest thereon, plus the vested portion of the Company's matching contributions. A participating employee becomes fully vested with respect to 30% of the Company's matching contributions to the pension plan after completing three years of service with the Company and becomes vested with respect to an additional 10% of the Company's matching contributions for each year of continuous service thereafter through year ten. CML's subsidiaries, Excel Master Limited and Carison Engineering Limited, have each adopted substantially identical pension plans for their employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of March 30, 1999 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

     The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. An asterisk denotes beneficial ownership of less than 1%.

                                       Amount and Nature
                                    of Beneficial Ownership          Percent
Name and Address                     (Number of Shares)(1)           of Class
----------------                     ---------------------           --------
Carl Ka Wing Tong(2)                         258,147                  5.2%
    Casey Ind. Bldg., 8th Floor
    18 Bedford Rd., Taikoktsui
    Kowloon, Hong Kong

Leo Sheck Pui Kwok(3)                        564,948                 11.3%
    Casey Ind. Bldg., 8th Floor
    18 Bedford Rd., Taikoktsui
    Kowloon, Hong Kong

Chou Kong Seng(4)                                 --                   --
    c/o Acma Ltd.
    17 Jurong Port Road
    Singapore 619092

Clayton K. Trier(5)                            7,500                    *
    2100 Chase Tower
    600 Travis Street
    Houston, Texas  77002

Steve Gordon(5)                                7,500                    *
    25 Ford Rd.
    Westport, CT  06880

Acma Ltd.(6)                               2,364,430                 47.3%
    17 Jurong Port Road
    Singapore 619092

All directors and executive
 officers as group (10 persons)(7)           848,095                 16.9%


-------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Excludes 112,500 shares issuable upon the exercise of stock options, which will not be exercisable within 60 days of March 30, 1999. Mr. Tong is a Managing Director and 10% shareholder of Acma Strategic Holdings Limited. As such, Mr. Tong shares investment and voting power with respect to the shares shown as beneficially owned by Acma Strategic Holdings Limited. Mr. Tong disclaims beneficial ownership of such shares, however.
(3) The shares shown are held of record by Superego, Inc., a British Virgin Islands company beneficially owned by Mr. Kwok. Excludes 82,500 shares issuable upon the exercise of stock options held by Mr. Kwok all of which will not be exercisable within 60 days of March 30, 1999.
(4) Mr. Chou is a director of Acma Ltd. and, as such, may be deemed to share voting and investment power over the shares shown as beneficially owned by Acma Ltd. Mr. Chou disclaims such beneficial ownership.
(5) Includes 7,500 shares issuable upon the exercise of currently exercisable stock options.
(6) The shares shown as being owned by Acma Ltd. consist of 1,838,157 shares held of record by Acma Strategic Holdings Limited and an additional 526,273 shares held of record by Acma Investments Pte., Ltd., a wholly-owned subsidiary of Acma Ltd. Acma Investments Pte., Ltd. is a 90% shareholder of Acma Strategic Holdings Limited.
(7) Includes 15,000 shares issuable upon the exercise of currently exercisable stock options. Excludes 274,500 shares issuable upon the exercise of stock options, which will not be exercisable within 60 days of March 30, 1999


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

HU CONSULTING AGREEMENT. In August 1998, the Company entered into a consulting agreement with Business Plus Consultants Limited, which is beneficially owned by Henry Hai-Lin Hu, the Company's Executive Vice-President--Marketing. For its services and the services of Mr. Hu, the Company has agreed to pay Business Plus a commission equal to 7.5% of all additional revenues of the Company generated by Business Plus, with a guaranteed monthly minimum fee of approximately $5,000, and all out-of-pocket expenses. The agreement has a two-year term and will continue thereafter unless terminated by either party upon three months prior written notice.

TONG CONSULTING ARRANGEMENT. In January 1996, the Company entered into a consulting agreement with Acma Strategic Holdings Limited, one of the principal stockholders of the Company, under which Acma Strategic was to receive an annual consulting fee of approximately $106,000. Acma Strategic is a private investment Company whose only investment is its ownership of common stock of the Company. Mr. Tong is a director and 10% shareholder of Acma Strategic. In addition, under the terms of the agreement, the Company, at its discretion, paid Acma Strategic a performance bonus of up to 2.5% of the Company's consolidated net after-tax profits. During 1996, 1997 and 1998, the Company paid consulting fees in the amounts of $88,000, $115,000 and $116,000, respectively, to Acma Strategic for consulting services provided.

Acma Strategic entered into a consulting agreement with Carl Tong & Associate Management Consultancy Limited, a Company beneficially owned by Mr. Tong, pursuant to which Mr. Tong acts as a director of Acma Strategic and performs such other duties as requested by Acma Strategic, including acting as President and Chief Executive Officer of the Company. Associate Management received all amounts paid by the Company to Acma Strategic during 1996, 1997 and 1998. The Company discontinued its arrangement with Acma Strategic upon completion of the public offering on December 23, 1998 and Associate Management assumed the duties previously performed by Acma Strategic.

LOANS TO CML. Messrs. Kwok and Tong had outstanding certain non-interest bearing loans to CML in the amounts of $614,000 and $316,000, respectively as of December 31, 1996 and $612,000 and $316,000, respectively, as of December 31, 1997. The loans were repayable on demand. As of September 30, 1998, the outstanding balances of the loans were approximately $438,000 and $232,000, respectively. As of October 1, 1998, the principal amount of the outstanding loans from Messrs. Kwok and Tong were converted into non-interest bearing term loans which will be due and payable in six equal semi-annual installments commencing March 31, 1999 and ending September 30, 2001. In addition, in 1997 Acma Strategic advanced $9,000 on CML's behalf, which was repaid, without any interest, in January 1998.

LOANS FROM COMPANY. During 1995, 1996 and 1997, Mr. Tong borrowed certain amounts from CML. The maximum balance of such loans at any one time was $124,000. The loans were non-interest bearing and were repayable on demand by CML. All loan transactions ceased upon the completion of the Company's exchange reorganization. The remaining outstanding balance of the loans were repaid in full in September 1998.

GUARANTEES OF COMPANY DEBT. As of December 31, 1998, the Company had credit facilities with Hang Seng Bank, Banque Nationale de Paris, Bank of China and Commonwealth Finance Corporation Limited of $258,000, $356,000, $65,000 and $1,291,000, respectively, some of which Messrs. Tong and Kwok personally guarantee. The facilities also are secured by a mortgage on certain real property owned by Mr. Tong. Additionally, Acma Strategic guarantees certain of the Company's debt. As of December 31, 1998, the Company had outstanding balances under such facilities of $249,000, $356,000, $0 and $455,000, respectively. The Company is currently attempting to eliminate the guarantees of Messrs. Tong and Kwok and Acma Strategic.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CREATIVE MASTER INTERNATIONAL


Date: April 27, 1999                  By:  /s/ CARL KA WING TONG
                                          --------------------------------------
                                           Carl Ka Wing Tong,
                                           President and Chief Executive Officer