Form 10QSB
period 1999-03-31
CREATIVE MASTER INTERNATIONAL INC
filed 1999-05-14
CIK 815017

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to
                                     -----    -----

                                  ___________


                     Commission File Number:  33-18521-NY

                      CREATIVE MASTER INTERNATIONAL, INC.
             (Exact name of small business issuer in its charter)

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

There were 4,999,322 shares of the Company's common stock outstanding on May 7, 1999.

Transitional Small Business Disclosure Format (check one):  YES [_]  NO [X]

                               TABLE OF CONTENTS
                               -----------------

                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Condensed Statements of Operations - for each of the
            three-month periods ended March 31, 1998 and 1998 (unaudited)                         1

            Consolidated Condensed Balance Sheets - as of December 31, 1998
            (audited) and March 31, 1999 (unaudited)                                              2

            Consolidated Condensed Statements of Cash Flows - for each of the
            three-month periods ended March 31, 1998 and 1999 (unaudited)                         3

            Notes to Consolidated Condensed Financial Statements                                  4

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                           5-8

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                                     9

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                             9

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                       9

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   9

   ITEM 5 - OTHER INFORMATION                                                                     9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                      9

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                           Three months ended March 31,
                                                            1 9 9 8            1 9 9 9
                                                             $'000              $'000
                                                          (UNAUDITED)        (UNAUDITED)
Net sales                                                      5,596              9,838
Cost of goods sold                                            (3,822)            (7,221)

                                                           ---------          ---------
Gross profit                                                   1,774              2,617
                                                           ---------          ---------

Selling, general and administrative expenses                    (852)            (1,411)
Interest expense net                                             (70)               (16)
Other income, net                                                 12                 25
Amortization of goodwill                                         (27)               (24)

                                                           ---------          ---------
Income before income taxes and minority interests                837              1,191
                                                           ---------          ---------

Provision for income taxes                                       (99)              (107)

                                                           ---------          ---------
Income before minority interests                                 738              1,084
                                                           ---------          ---------
Cumulative effect of Accounting Change
 - write-off of deferred expenditures, net of tax                  0               (201)
Minority interests                                              (131)               (56)

                                                           ---------          ---------
Net income                                                       607                827
                                                           =========          =========


Earnings per common share
 -Basic                                                        $0.16              $0.17
 -Diluted                                                      $0.16              $0.17

Shares outstanding
 -Basic                                                    3,749,322          4,999,322
 -Diluted                                                  3,749,322          5,000,080

The accompanying notes are an integral part of these financial statements.

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 1998 (AUDITED) AND MARCH 31, 1999 (UNAUDITED)
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                   31-Dec-98         31-Mar-99
                                                                     $'000             $'000
ASSETS                                                                              (Unaudited)
Current assets:
Cash and bank deposits                                                5,055              2,198
Accounts receivable, net                                              4,343              4,973
Deposits and prepayments                                                661                566
Inventories, net                                                      3,787              3,813
                                                                -------------      -------------
Total current assets                                                 13,866             11,550

Machinery, equipment and capital leases, net                          5,663              7,442
Long-term investment                                                      1                  1
Deferred expenditures                                                   221                  0
Goodwill                                                                716                692
                                                                -------------      -------------
Total assets                                                         20,467             19,685
                                                                =============      =============

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                            1,062                893
Capital lease obligations, current portion                              173                186
Accounts payable                                                      3,965              2,525
Deposits from customers                                                 136                670
Accrued liabilities                                                   2,914              2,455
Loans from directors, current portion                                   222                187
Taxation payable                                                        133                124
                                                                -------------      -------------
Total current liabilities                                             8,605              7,040

Capital lease obligations, non-current portion                          288                252
Loans from directors, non-current portion                               444                360
Deferred taxation                                                       220                260
                                                                -------------      -------------
Total liabilities                                                     9,557              7,932
                                                                -------------      -------------

Minority interests                                                      618                634
                                                                -------------      -------------

Stockholders' equity:
Common stock, par value $0.0001:
 Authorized - 25,000,000 shares
  Outstanding and fully paid - 4,999,322 shares                           1                  1
Preferred stock, par value $0.0001:
  Authorized - 5,000,000 shares
  Outstanding - nil                                                       0                  0
Additional paid-in capital                                            5,898              5,898
Retained earnings                                                     4,393              5,220
                                                                -------------      -------------
Total stockholders' equity                                           10,292             11,119
                                                                -------------      -------------

Total liabilities, minority interests and stockholders' equity       20,467             19,685
                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                        Three months ended March 31,
                                                                          1 9 9 8       1 9 9 9
                                                                            $'000        $'000
                                                                         (unaudited)  (unaudited)
      Cash flows from operating activities:
      Net income                                                               607          827
      Depreciation of machinery and equipment                                  126          449
      Amortization of goodwill                                                  27           24
      Minority interests                                                       131           56
      Deferred Expenses written off                                              0          221
      Deferred Income taxes                                                      0           60
      (Increase) Decrease in operating assets-
      Accounts receivable, net                                                (369)        (630)
      Deposits and prepayments                                                 (93)         115
      Inventories, net                                                        (182)         (26)
      Increase (Decrease) in operating liabilities-
      Accounts payable                                                         398       (1,440)
      Deposits from customers                                                 (312)         534
      Accrued liabilities                                                       25         (459)
      Due to parent company                                                     (9)           0
      Taxation payable                                                         101           (9)

                                                                          ---------    ---------
      Net cash provided by (used in) operating activities                      450         (278)
                                                                          ---------    ---------

      Cash flows from investing activities:
      Acquisition of machinery and equipment                                   (94)      (2,228)

                                                                          ---------    ---------
      Net cash used in investing activities                                    (94)      (2,228)
                                                                          ---------    ---------

      Cash flows from financing activities:
      Increase in short-term bank loans and overdraft                          420            9
      Decrease in import trust receipts banks loans                            (43)        (178)
      Repayment of capital element of capital lease obligations               (239)         (23)
      Decrease in loans from directors                                        (137)        (119)
      Dividend paid to minority interests of a subsidiary                      (58)         (40)

                                                                          ---------    ---------
      Net cash used in financing activities                                    (57)        (351)
                                                                          ---------    ---------

      Net increase (decrease) in cash and bank deposits                        299       (2,857)
      Cash and bank deposits, as of beginning of period                        471        5,055

                                                                          ---------    ---------
      Cash and bank deposits, as of end of period                              770        2,198
                                                                          =========    =========



The accompanying notes are an integral part of these financial statements.

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.   BASIS OF PRESENTATION
--------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------

     Deferred expenditures reported at December 31, 1998 represent pre-operating costs incurred for new production facilities. These costs were previously deferred and amortized on a straight-line basis over three years in accordance with generally accepted accounting princiles

     Effective from January 1, 1999, we have adopted the newly effected Statement of Position 98-5 (Reporting on the Costs of Start-Up Activities), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which requires that entities expense start-up costs as they are incurred. Accordingly, previously capitalized expenses of $201,000, net of tax, were written off during the first quarter of 1999 as an "accumulative effect of accounting change." Costs of approximately $120,000 incurred during the period that would have been capitalized in the past have been charged to cost of goods sold for the period.

3.   SUBSEQUENT EVENT
---------------------

     Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which is principally engaged in the trading of communication systems. Subsequent to the end of the period, the company disposed of this investment for a consideration of in excess the book value.

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

OVERVIEW

    The Company is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/9th to 1/64th scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $20 to $200 or more. The Company's customers are leading U.S. and European marketers and distributors of vehicle replicas and other collectibles, including Danbury Mint, Mattel, Hallmark Cards, Action Performance, Corgi Classics, First Gear and Road Champs.

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

    All of the Company's manufacturing operations are conducted through CML, the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka-Wing Tong and Leo Sheck-Pui Kwok. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain an aggregate of approximately 540,000 square feet of manufacturing space and related housing for up to approximately 6,000 workers.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales. Net sales for the three months ended March 31, 1999 were $9,838,000, an increase of $4,242,000, or 76%, from $5,596,000 for the three months ended March 31, 1998. This increase was due primarily to an increase in sales volume of the Company's products to existing and new customers and a direct result of the increase in capacity.

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                       Year ended                Three months ended
                                                                      Dec 31, 1998                  Mar 31, 1999
                                                                    ----------------            --------------------
                                                                                                    (Unaudited)
     MBI Inc.                                                             36.7%                        28.2%
     Mattel Vendor Operations Asia Ltd.                                   24.1%                        15.1%
     Action Performance Co. Inc. (Incl. Brookfield Collectors
      Guild Paul's Model Art GmbH)                                        13.9%                        22.1%
     Corgi Classics Limited                                                5.3%                        11.3%
     Road Champs Ltd.                                                      5.3%                         5.3%
     First Gear                                                            4.0%                         8.4%
     Hallmark                                                              4.5%                         8.2%
                                                                    ================            ====================

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 1999 was $7,221,000, an increase of $3,399,000, or 89%, from $3,822,000 for the three months ended March 31, 1998. Gross margin for the first quarter of 1999 was 26.6% compared to 31.7% for the same quarter in 1998. The decrease was primarily due to start up costs of factory 5 and inefficiencies that are normal in the start-up period.

Selling, General And Administrative Expenses. Selling, general and administrative expenses totaled $1,411,000 for the three months ended March 31, 1999, an increase of $559,000, or 66%, from $852,000 for the three months ended March 31, 1998. Selling, general and administrative expenses constituted 14% of net sales for the three months ended March 31, 1999 and 15% of net sales for the three months ended March 31, 1998. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity, including setup costs of factory 5 which only began shipments on March 22, 1999. In addition, the increased figure reflects the cost of additional administrative support to comply with SEC regulations.

Interest Income. Interest income was $23,000 for the three months ended March 31, 1999, as compared to an immaterial amount in the three months ended March 31, 1998. The increase in interest reflects the income on the proceeds of the offering.

Interest Expenses. Interest expense was $39,000, or 0.1% of net sales, for the three months ended March 31, 1999 as compared to $70,000, or 1.3% of net sales, for the three months ended March 31, 1998. The decrease in interest expense was due to the reduction in debt and lease commitments.

Cumulative effect of Accounting Change - write-off of deferred expenditures, net of tax. Deferred expenditures representing pre-operating costs incurred for new production facilities were previously deferred and amortized on a straight-line basis over three years. Previously capitalized expenses of $201,000, net of tax, were written off during the first quarter of 1999 as an "accumulative effect of accounting change". Costs of approximately $120,000 incurred during the period that would have been capitalized in the past have been charged to cost of goods sold for the period. Without this change, reported net income for the three months ended March 31, 1999 would have been approximately $1,100,000 resulting in a corresponding EPS of $0.22 for the period.

Minority Interests. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests at March 31, 1999 totaled approximately $56,000.

Provision For Income Taxes. The Company's provision for income taxes was $107,000 for the three months ended March 31, 1999, reflecting an effective income tax rate of 9%, for the period. The Company's provision for income taxes was $99,000 for the three months ended March 31, 1998, reflecting an effective income tax rate of 12%. The difference in the effective tax rate was due to changes in contributions from subsidiaries with minority interests.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1999, the Company's operations used cash of $278,000. The Company's cash balance decreased by $2,857,000 to $2,198,000 at March 31, 1999, as compared to $5,055,000 at December 31, 1998.

    The Company's working capital decreased to $4,510,000 at March 31, 1999, as compared to $5,261,000 at December 31, 1998. Net accounts receivable increased by $630,000, or 15%, to $4,973,000 at March 31, 1999, as compared to $4,343,000 at December 31, 1998 as result of sales volume increases. Consistent with practices in the die-cast collectibles industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties. The Company has not experienced any significant problems with collection of its account receivable.

    The Company's accounts payable and accrued liabilities decreased by $1,899,000, or 28%, to $4,980,000 at March 31, 1999, as compared to $6,879,000 at December 31, 1998. The decrease in accounts payable and accrued liabilities was primarily related to payments for fixed assets purchased on terms.

    The Company's inventories increased by $26,000 or 0.7% to $3,813,000 at March 31, 1999, as compared to $3,787,000 at December 31, 1998 as a result of increased purchasing of materials to accommodate increased sales and manufacturing.

    For the three months ended March 31, 1999, additions to property, plant and equipment aggregated $2,228,000 as compared to $2,470,000 for the year ended December 31, 1998. The Company anticipates that additional expenditures in connection with the continuing expansion and improvement of production facilities at the Dongguan facility during the remainder of 1999 will be approximately $1,000,000, a portion of which is expected to be funded by capital lease financing.

    The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the year ending of December 31, 1999. However, any additional expansion of the Dongguan facility, the development or acquisition of additional support facilities may require the use of debt or equity by the Company.

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

Currency Exchange Fluctuations

    All of the Company's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and renminbi, the Chinese currency, the basic unit of which is the yuan. Given the current Asian financial crisis, there can be no assurance that the yuan-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or renminbi relative to the U.S. dollar would likely reduce the

Company's expenses, any material increase in the value of the Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

International Sales

    The Company sells substantially all of its products to customers in the U.S. and Europe. In the first three months of 1999 approximately 28.5% of the Company's net sales were attributable to sales to European customers. During the year ended December 31, 1998, approximately 13.5% of the Company's net sales arose from sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company's registration statement (No. 333-65929) under the Securities Act for its initial public offering was declared effective by the SEC on December 24, 1998. Offering proceeds, net of aggregate expenses of approximately $1,753,000, were $4,497,000. The Company used the net proceeds of $4,497,000 as follows: approximately $1,410,000 for the purchase or installation of machinery and equipment; approximately $234,000 for the construction and buildout of the Company's fifth factory and related dormitory facilities; approximately $340,000 for the payment of capital lease obligations; and approximately $580,000 for the repayment of short-term bank debt. The Company intends to use the remaining proceeds, which are included within cash and bank deposits, to pay for machinery and equipment purchased on terms for factory 5 and as working capital.

    The short-term bank debt repaid by the Company was incurred under credit facilities with bank lenders. These facilities were secured by the personal guarantees of Carl Ka Wing Tong (the Company's President Chief Executive Officer, and Chairman of the Board) and Leo Sheck Pui Kwok (the Company's Chief Operating Officer and Director), the corporate guarantee of Acma Strategic Holdings Limited, a standby letter of credit from Acma Ltd., and a mortgage on property owned by Mr. Tong. Otherwise, none of the net offering proceeds were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

ITEM 5 - OTHER INFORMATION

    NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report on Form 10-QSB.

  b.   Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CREATIVE MASTER INTERNATIONAL, INC.


Date:  May 12, 1999             By:  /s/ CARL KA WING TONG
                                     --------------------------------
                                Carl Ka Wing Tong,
                                President and Chief Executive Officer

Date:  May 12, 1999             By:  /s/ JOHN REMPEL
                                     --------------------------------
                                John Rempel
                                Chief Financial Officer (principal
                                financial officer)

Date:  May 12, 1999             By:  /s/ SHING KAM MING
                                     --------------------------------
                                Shing Kam Ming
                                Controller (principal accounting officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number    Description
------    -----------
27        Financial Data Schedule