Form 10QSB
period 1999-06-30
CREATIVE MASTER INTERNATIONAL INC
filed 1999-08-12
CIK 815017

                   U.S.  SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 4,999,322 shares of the Company's common stock outstanding on July 31, 1999.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                               TABLE OF CONTENTS
                               -----------------

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            Consolidated Condensed Statements of Operations - for each of the three-month and six-month periods ended June 30, 1998 and 1999
            (unaudited)                                                                                        1

            Consolidated Condensed Balance Sheets - as of December 31, 1998
            (audited) and June 30, 1999 (unaudited)                                                            2

            Consolidated Condensed Statements of Cash Flows - for each of the
            six-month periods ended June 30, 1998 and 1999 (unaudited)                                         3

            Notes to Consolidated Condensed Financial Statements                                               4

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                                          5

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                                                  9

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                                          9

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                    9

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                9

   ITEM 5 - OTHER INFORMATION                                                                                  9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                                   9


CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
1999 (UNAUDITED)
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                        Three months ended June 30,         Six months ended June 30,
                                                            1 9 9 8    1 9 9 9                1 9 9 8       1 9 9 9
                                                             $'000      $'000                  $'000         $'000
                                                         (UNAUDITED)  (UNAUDITED)           (UNAUDITED)   (UNAUDITED)


Net sales                                                    8,729       10,077                14,325        19,915
Cost of goods sold                                          (6,436)      (7,246)              (10,258)      (14,467)

                                                          ----------  ----------            -------------- ----------
Gross profit                                                 2,293        2,831                 4,067         5,448
                                                          ----------  ----------            -------------- ----------

Selling, general and administrative expenses                (1,141)      (1,452)               (1,993)       (2,863)
Interest income                                                 14           46                    14            69
Interest expense                                               (50)         (52)                 (120)          (91)
Other income and expense, net                                   17           51                    29            76
Gain on sale of long-term investment                             0          143                     0           143
Amortization of goodwill                                       (19)         (24)                  (46)          (48)

                                                          ----------  ----------            -------------- ----------
Income before income taxes and minority interests            1,114        1,543                 1,951         2,734
                                                          ----------  ----------            -------------- ----------

Provision for income taxes                                    (129)        (130)                 (228)         (237)

                                                          ----------  ----------            -------------- ----------
Income before minority interests                               985        1,413                 1,723         2,497
                                                          ----------  ----------            -------------- ----------


Cumulative effect of Accounting Change
 - write-off of deferred expenditure, net of tax                 0            0                     0          (201)
Minority interests                                            (183)        (260)                 (314)         (316)

                                                          ----------  ----------            -------------- ----------
Net income                                                       802      1,153                 1,409         1,980
                                                          ==========  ==========            ============== ==========

Earnings per common share
 - Basic                                                        0.21       0.23                  0.38          0.40
 - Diluted                                                      0.21       0.23                  0.38          0.40

Shares outstanding
 - Basic                                                   3,749,322  4,999,322             3,749,322     4,999,322
 - Diluted                                                 3,749,322  5,005,142             3,749,322     5,003,510




  The accompanying notes are an integral part of these financial statements.

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 1998 (AUDITED) AND JUNE 30, 1999 (UNAUDITED)
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                                           31-Dec-98         30-Jun-99
                                                                                             $'000             $'000
ASSETS                                                                                                       (UNAUDITED)

Current assets:
Cash and bank deposits                                                                         5,055             1,413
Accounts receivable, net                                                                       4,343             5,176
Inventories, net                                                                               3,787             4,717
Deposits and prepayments                                                                         681             1,074
                                                                                           ----------        ----------
Total current assets                                                                          13,866            12,380

Machinery, equipment and capital leases, net                                                   5,663             9,133
Long-term investment                                                                               1                 0
Deferred expenditures                                                                            221                 0
Goodwill/Trademark                                                                               716               682
                                                                                           ----------        ----------
Total assets                                                                                  20,467            22,195
                                                                                           ==========        ==========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                                                     1,062               854
Capital lease obligations, current portion                                                       173               192
Accounts payable                                                                               3,965             3,023
Deposits from customers                                                                          136               811
Accrued liabilities                                                                            2,914             2,833
Loans from directors, current portion                                                            222               175
Taxation payable                                                                                 133               383
                                                                                           ----------        ----------
Total current liabilities                                                                      8,605             8,271

Capital lease obligations, non-current portion                                                   288               202
Loans from directors, non-current portion                                                        444               360
Deferred taxation                                                                                220               204
                                                                                           ----------        ----------
Total liabilities                                                                              9,557             9,037
                                                                                           ----------        ----------

Minority interests                                                                               618               894
                                                                                           ----------        ----------

Stockholders' equity:
Common stock, par value $0.0001:
  Authorized - 25,000,000 shares, Outstanding and fully paid - 4,999,322 shares                    1                 1
Preferred stock, par value $0.0001:
   Authorized - 5,000,000 shares, Outstanding - nil                                                0                 0
Additional paid-in capital                                                                     5,898             5,898
Retained earnings                                                                              4,393             6,373
Cumulative translation adjustments                                                                 0                (8)
                                                                                           ----------        ----------
Total stockholders' equity                                                                    10,292            12,264
                                                                                           ----------        ----------

Total liabilities, minority interests and stockholders' equity                                20,467            22,195
                                                                                           ==========        ==========


  The accompanying notes are an integral part of these financial statements.

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999 (UNAUDITED)
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                        Six months ended June 30,
                                                          1 9 9 8     1 9 9 9
                                                           $'000       $'000
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
Net income                                                  1,409      1,980
Depreciation of machinery and equipment                       283        673
Amortization of goodwill                                       46         48
Minority interests                                            314        316
Deferred Expenses written off                                   0        221
Deferred income taxes                                          89        (36)
Gain on sale of long-term investment                            0       (143)
(Increase) decrease in operating assets-
Accounts receivable, net                                     (871)      (833)
Inventories, net                                             (479)      (930)
Deposits and prepayments                                     (156)      (393)
Increase (decrease) in operating liabilities-
Accounts payable                                              781       (942)
Deposits from customers                                      (560)       675
Accrued liabilities                                           737        (81)
Due to parent company                                          (1)         0
Taxation payable                                               83        250
                                                        -----------  ---------
Net cash provided by operating activities                   1,675        805
                                                        -----------  ---------

Cash flows from investing activities:
Acquisition of machinery and equipment                       (797)    (4,146)
Proceeds from sale of long -term investment                     0        144
                                                        -----------  ---------
Net cash used in investing activities                        (797)    (4,002)
                                                        -----------  ---------

Cash flows from financing activities:
Increase in short-term bank loans and overdraft             1,936         13
Repayment of short-term bank loans                         (1,948)       (29)
Increase (decrease) in import trust receipts bank loans        98       (192)
Repayment of capital element of capital lease obligation     (473)       (67)
Decrease in due to directors                                  (29)      (131)
Finance from minority interests of a subsidiary                 1          0
Dividend paid to minority interests of subsidiary             (58)       (40)
                                                        -----------  ---------
Net cash used in financing activities                        (473)      (446)
                                                        -----------  ---------

Effect of cumulative translation adjustments                    1          1
Net increase (decrease) in cash and bank deposits             406     (3,642)
Cash and bank deposits, as of beginning of period             471      5,055
                                                        -----------  ---------
Cash and bank deposits, as of end of period                   877      1,413
                                                        ===========  =========


  The accompanying notes are an integral part of these financial statements.

CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.  BASIS OF PRESENTATION
--  ---------------------

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
--  ------------------------------------------

    Deferred expenditures reported at December 31, 1998 represent pre-operating costs incurred for new production facilities. These costs were previously deferred and amortized on a straight-line basis over three years in accordance with generally accepted accounting principles.

    Effective from January 1, 1999, the group has adopted the newly effected Statement of Position 98-5 (Reporting on the Costs of Start-Up Activities), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which requires that entities expense start-up costs as they are incurred. Accordingly, previously capitalized expenses of $201,000, net of tax, were written off during the first quarter of 1999 as an "accumulative effect of accounting change."

3.  SALE OF LONG-TERM INVESTMENT
--  ----------------------------


    Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which is principally engaged in the trading of communication systems. During the period, the company disposed of this investment for $144,000 for a net book profit of $143,000.

4.  SUBSEQUENT EVENT
--  ----------------


    On July 30, 1999 the company acquired 55% of the outstanding shares of Sinar Industrial Limited (Sinar). Sinar designs and markets a variety of video and computer game accessories. Their main strategy is to offer customers quality products at competitive prices. The range of products include a wide variety of ergonomic designed joysticks, joypads, steering wheel, light gun, cable products and multimedia peripherals. The investment represents the addition of team of product design specialists. The team should enhance the Company's ability to help customers develop a wider range of complimentary products, specializing in ODM and OEM of new products.

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


OVERVIEW

  The Company is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/9th to 1/160th scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $20 to $200 or more. The Company's customers are leading U.S. and European marketers and distributors of vehicle replicas and other collectibles, including Danbury Mint (MBI), Mattel, Hallmark Cards, Action Performance, Corgi Classics, First Gear and Road Champs.

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

  All of the Company's manufacturing operations are conducted through are conducted through Creative Master Limited ("CML"), the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka-Wing Tong and Leo Sheck-Pui Kwok. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain an aggregate of over 540,000 square feet of manufacturing space and related housing for approximately 6,000 workers.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales for the six months ended June 30, 1999 were $19,915,000, an increase of $5,590,000, or 39%, from $14,325,000 for the six months ended June 30, 1998. This increase was due primarily to an increase in sales volume of the Company's products to existing and new customers and a direct result of the increase in capacity.

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                                       Year ended                 Six months ended
                                                                      Dec 31, 1998                  Jun 30, 1999
                                                                 -------------------        ------------------------
                                                                                                    (Unaudited)
MBI Inc.                                                                 36.7%                        25.0%
Mattel Vendor Operations Asia Ltd.                                       24.1%                        14.4%
Action Performance Co. Inc. (Incl. Brookfield Collectors
 Guild and Paul's Model Art GmbH)                                        13.9%                        25.1%

Corgi Classics Limited                                                    5.3%                        11.5%
Road Champs Ltd.                                                          5.3%                         6.6%
First Gear Inc.                                                           4.0%                         6.3%
Hallmark Cards (HK) Ltd.                                                  4.5%                         7.8%
                                                                 ===================        ========================

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 1999 was $14,467,000, an increase of $4,209,000, or 41%, from $10,258,000 for the six months ended June 30, 1998. Gross Margin for the first six months of 1999 was 27% compared to 28% for the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $2,863,000 for the six months ended June 30, 1999, an increase of $870,000, or 44%, from $1,993,000 for the six months ended June 30, 1998. Selling, general and administrative expenses constituted 14% of net sales for the six months ended June 30, 1999 and 1998. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity.

Interest Income. Interest income was $69,000 for the six months ended June 30, 1999, as compared to $14,000 in the six months ended June 30, 1998. The increase in interest reflects the income on the proceeds of the offering.

Interest Expenses. Interest expense was $91,000, or 0.4 % of net sales, for the six months ended June 30, 1999 as compared to $120,000, or 0.8% of net sales, for the six months ended June 30, 1998.

Amortization of Goodwill. The amortization of goodwill for company for the six months ended June 30, 1999 and 1998 was $48,000 and $46,000 respectively.

Minority Interests. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests for the six months ended June 30, 1999 totaled approximately $316,000.

Provision For Income Taxes. The Company's provision for income taxes was $237,000 for the six months ended June 30, 1999, reflecting an effective income tax rate of 9%, for the period. The Company's provision for income taxes was $228,000 for the six months ended June 30, 1998, reflecting an effective income tax rate of 12%. The difference in the effective tax rate was due to changes in contributions from subsidiaries with minority interests and a tax refund of $70,000 during the period.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended June 30, 1999, the Company's operations generated cash of $805,000. The Company's cash balance decreased by $3,642,000 to $1,413,000 at June 30, 1999, as compared to $5,055,000 at December 31, 1998.

      The Company's working capital decreased to $4,109,000 at June 30, 1999, as compared to $5,261,000 at December 31, 1998. Net accounts receivable increased by $833,000, or 19%, to $5,176,000 at June 30, 1999, as compared to $4,343,000 at December 31, 1998 as a result of sales volume increases. Consistent with practices in the die-cast collectibles industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties. The Company has not experienced any significant problems with collection of its accounts receivable.

      The Company's accounts payable and accrued liabilities decreased by $1,023,000, or 15% to $5,856,000 at June 30, 1999, as compared to $6,879,000 at
December 31, 1998. The decrease in accounts payable and accrued liabilities was primarily related to payments for fixed assets purchased on terms.

      The Company's inventories increased by $930,000 or 25% to $4,717,000 at June 30, 1999, as compared to $3,787,000 at December 31, 1998 as a result of increased purchasing of materials to accommodate increased sales and manufacturing.

      For the six months ended June 30, 1999, additions to property, plant and equipment aggregated $4,146,000 as compared to $2,470,000 for the year ended December 31, 1998. Included in the additions are the capitalized costs of the proprietary tools produced during the period.

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

YEAR 2000 COMPLIANCE

      The Company has conducted extensive tests to ascertain the readiness of its internal computer systems for the year 2000. Systems have been continually upgraded over the past two years. The Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the Company's implementation of the necessary systems and changes to address the year 2000 issues. If the Company is unable to implement such systems and changes in a timely manner, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

CURRENCY EXCHANGE FLUCTUATIONS

      All of the Company's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and renminbi, the Chinese currency, the basic unit of which is the yuan. Given the recent Asian financial crisis, there can be no assurance that the yuan-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or renminbi relative to the U.S. dollar would be likely to reduce the Company's expenses, any material increase in the value of the Hong Kong dollar or renminbi relative to the U.S. dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

INTERNATIONAL SALES

      The Company sells substantially all of its products to customers in the U.S. and Europe. In the first six months of 1999 approximately 27.3% of the Company's net sales were attributable to sales to European customers, compared with approximately 13.5% for the year ended December 31, 1998. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company's registration statement (No. 333-65929) under the Securities Act for its initial public offering was declared effective by the SEC on December 23, 1998. Offering proceeds, net of aggregate expenses of approximately $1,753,000, were $4,497,000. The Company used the net proceeds of $4,497,000 as follows: Approximately $2,333,000 for the purchase or installation of machinery and equipment; approximately $899,000 for the construction and buildout of the Company's fifth factory and related dormitory facilities; approximately $406,000 for the payment of capital lease obligations; and approximately $580,000 for the repayment of short-term bank debt. The Company intends to use the remaining proceeds, which are included within cash and bank deposits as working capital.

      The short-term bank debt repaid by the Company was incurred under credit facilities with bank lenders. These facilities were secured by the personal guarantees of Carl Ka Wing Tong (the Company's President, Chief Executive Officer, and Chairman of the Board) and Leo Sheck Pui Kwok (the Company's Chief Operating Officer and Director), the corporate guarantee of Acma Strategic Holdings Limited, a standby letter of credit from Acma Ltd., and a mortgage on property owned by Mr. Tong. Otherwise, none of the net offering proceeds were paid directly or indirectly to directors, officers, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

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


                              CREATIVE MASTER INTERNATIONAL, INC.



Date:  August 10, 1999             By:  /s/ CARL KA WING TONG
                                        ---------------------
                                   Carl Ka Wing Tong,
                                   President and Chief Executive Officer



Date: August 10, 1999             By:  /s/ JOHN REMPEL
                                       ---------------
                                  John Rempel
                                  Chief Financial Officer (principal financial
                                  officer)



Date: August 10, 1999             By:  /s/ SHING KAM MING
                                       ------------------
                                  Shing Kam Ming
                                  Controller (principal accounting officer)

                               INDEX TO EXHIBITS
                               -----------------


Exhibit
Number    Description
------    -----------
27        Financial Data Schedule