Form 10QSB
period 1999-09-30
CREATIVE MASTER INTERNATIONAL INC
filed 1999-11-15
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                                   -----------


                       COMMISSION FILE NUMBER: 33-18521-NY

                       CREATIVE MASTER INTERNATIONAL, INC.
              (Exact name of small business issuer in its charter)

--------------------------------------------------------------------------------
                      DELAWARE                                11-2854355
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
             CASEY IND. BLDG., 8TH FLOOR
             18 BEDFORD RD., TAIKOKTSUI

                 KOWLOON, HONG KONG                               N/A
      (Address of principal executive offices)                (Zip Code)

--------------------------------------------------------------------------------
                      ISSUER'S TELEPHONE NUMBER:  011-852-2396-0147

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 4,999,322 shares of the Company's common stock outstanding on October 31, 1999.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            Unaudited Consolidated Condensed Statements of Operations
            - for each of the three-month and nine-month periods ended
            September 30, 1999 and 1998                                                 1

            Consolidated Condensed Balance Sheets - as of September 30,
            1999 (unaudited) and December 31, 1998 (audited)                            2

            Unaudited Consolidated Condensed Statements of Cash Flows
            - for each of the nine-month periods ended September 30, 1999 and 1998      3

            Notes to Consolidated Condensed Financial Statements                        4

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                   5

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                           9

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                   9

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                             9

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         9

   ITEM 5 - OTHER INFORMATION                                                           9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                            9


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
        (in thousands of United States dollars, except per share amounts)



                                                            Three months ended Sept 30,             Nine months ended Sept 30,
                                                             1999                1998                1999                1998
Net sales                                                $    10,730         $     9,804         $    30,645         $    24,129
Cost of goods sold                                            (8,189)             (8,045)            (22,656)            (18,303)
                                                         -----------         -----------         -----------         -----------
Gross profit                                                   2,541               1,759               7,989               5,826
                                                         -----------         -----------         -----------         -----------
Selling, general and administrative expenses                  (1,444)             (1,077)             (4,307)             (3,070)
Interest income                                                   19                   3                  88                  17
Interest expense                                                 (34)                (88)               (125)               (208)
Other income and expense, net                                     28                 279                 104                 308
Gain on sale of long-term investment                               0                   0                 143                   0
Amortization of goodwill                                         (28)                (24)                (76)                (70)
                                                         -----------         -----------         -----------         -----------
Income before income taxes and minority interests              1,082                 852               3,816               2,803
                                                         -----------         -----------         -----------         -----------
Provision for income taxes                                      (124)               (131)               (361)               (359)
                                                         -----------         -----------         -----------         -----------
Income before minority interests                                 958                 721               3,455               2,444
                                                         -----------         -----------         -----------         -----------
Cumulative effect of Accounting Change
-write-off of deferred expenditure, net of tax                     0                   0                (201)                  0
Minority interests                                              (248)                (56)               (564)               (370)
                                                         -----------         -----------         -----------         -----------
Net income                                               $       710         $       665         $     2,690         $     2,074
                                                         -----------         -----------         -----------         -----------
                                                         -----------         -----------         -----------         -----------
Earnings per common share
-Basic                                                          0.14                0.18                0.54                0.55

Shares outstanding
-Basic                                                     4,999,322           3,749,322           4,999,322           3,749,322


   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidaterd Condensed Balance Sheets
                     (in thousands of United States dollars)


                                                                                     30-Sep-99         31-Dec-98
ASSETS                                                                              (UNAUDITED)
Current assets:
Cash and bank deposits                                                                $  1,352         $  5,055
Accounts receivable, net                                                                 6,101            4,343
Deposits and prepayments                                                                   838              681
Inventories, net                                                                         4,268            3,787
                                                                                      --------         --------
Total current assets                                                                    12,559           13,866

Machinery, equipment and capital leases, net                                             9,426            5,663
Long-term investment                                                                         0                1
Deferred expenditures                                                                        0              221
Goodwill/Trademark                                                                         834              716
                                                                                      --------         --------
Total assets                                                                          $ 22,819         $ 20,467
                                                                                      --------         --------
                                                                                      --------         --------

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                                            $  1,067         $  1,062
Capital lease obligations, current portion                                                 197              173
Accounts payable                                                                         3,045            3,965
Deposits from customers                                                                    373              136
Accrued liabilities                                                                      2,635            2,914
Loans from directors, current portion                                                      230              222
Taxation payable                                                                           365              133
                                                                                      --------         --------
Total current liabilities                                                                7,912            8,605

Capital lease obligations, non-current portion                                             151              288
Loans from directors, non-current portion                                                  240              444
Deferred taxation                                                                          490              220
                                                                                      --------         --------
Total liabilities                                                                        8,793            9,557
                                                                                      --------         --------

Minority interests                                                                       1,194              618
                                                                                      --------         --------

Stockholders' equity:
Common stock, par value $0.0001:
  Authorized - 25,000,000 shares Outstanding and fully paid - 4,999,322 shares               1                1
Preferred stock, par value $0.0001:
   Authorized - 5,000,000 shares Outstanding - nil                                           0                0
Additional paid-in capital                                                               5,765            5,898
Retained earnings                                                                        7,083            4,393
Cumulative translation adjustments                                                         (17)               0
                                                                                      --------         --------
Total stockholders' equity                                                              12,832           10,292
                                                                                      --------         --------
Total liabilities, minority interests and stockholders' equity                        $ 22,819         $ 20,467
                                                                                      --------         --------
                                                                                      --------         --------

   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statements of Cash Flows
              For the nine months ended September 30, 1999 AND 1998
                     (in thousands of United States dollars)



                                                                Nine months ended Sept 30,
                                                                  1999             1998

Cash flows from operating activities:
Net income                                                       $ 2,690         $ 2,074
Depreciation of machinery and equipment                            1,160             473
Loss on disposal of fixed assets                                     109               0
Amortization of goodwill                                              76              70
Minority interests                                                   564             370
Deferred Expenses written off                                        221               0
Deferred income taxes                                                270             184
Gain on sale of long-term investment                                (143)              0
(Increase) decrease in operating assets-
Accounts receivable, net                                            (725)         (2,271)
Deposits and prepayments                                              33            (337)
Inventories, net                                                    (481)           (403)
Increase (decrease) in operating liabilities-
Accounts payable                                                  (2,450)          1,566
Deposits from customers                                              237            (122)
Accrued liabilities                                                 (362)          1,120
Due to parent company                                                  0              (9)
Taxation payable                                                     206             113
                                                                 -------         -------
Net cash provided by operating activities                          1,405           2,828
                                                                 -------         -------

Cash flows from investing activities:
Acquisition of machinery and equipment                            (4,889)         (1,532)
Net cash inflow from acquisition of a subsidiary                     131               0
Proceeds from sale of long -term investment                          144               0
                                                                 -------         -------
Net cash used in investing activities                             (4,615)         (1,532)
                                                                 -------         -------

Cash flows from financing activities:
Increase in short-term bank loans and overdraft                        0           2,450
Repayment of short-term bank loans                                   (30)         (2,386)
Increase in import trust receipts bank loans                          35             149
Repayment of capital element of capital lease obligations           (113)           (712)
Decrease in loan from directors                                     (196)           (190)
Finance from minority interests of a subsidiary                        0               1
Dividend paid to minority interests of subsidiary                    (40)            (58)
Common stock issuance costs                                         (133)           (132)
                                                                 -------         -------
Net cash used in financing activities                               (477)           (878)
                                                                 -------         -------

Effect of cumulative translation adjustments                         (17)              0
Net increase (decrease) in cash and bank deposits                 (3,703)            418
Cash and bank deposits, as of beginning of period                  5,055             471
                                                                 -------         -------
Cash and bank deposits, as of end of period                      $ 1,352         $   889
                                                                 -------         -------
                                                                 -------         -------



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

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

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

3.   ACQUISITION OF SINAR

     During the period, the company acquired 55% of the outstanding shares of Sinar Industrial Limited (Sinar). Sinar designs and markets a variety of video and computer game accessories. The range of products include a wide variety of ergonomic designed joysticks, joypads, steering wheel, light gun, cable products and multimedia peripherals. The investment represents the addition of a team of product design specialists which should enhance the Company's ability to help customers develop a wider range of complimentary products. The acquisition of Sinar has been accounted for under the purchase method of accounting.

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

OVERVIEW

     The Company is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/6th to 1/160th scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $20 to $200 or more. The Company's customers are leading U.S. and European marketers and distributors of vehicle replicas and other collectibles, including Danbury Mint (MBI), Mattel, Hallmark Cards, Action Performance, Corgi Classics, First Gear and Road Champs.

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

         The Company has developed a proprietary line of die-cast marine products. With the acquisition of the Sinar group in July, the Company is expanding its range of products to computer game peripherals (CGPs). The new products compliment our die-cast collectibles by broadening the product lines of some of our existing customers. These products also appeal to an end customer with similar demographics to our collectors. In the past Sinar has developed and marketed its products. CMI will provide its experience in manufacturing and production control to ensure product quality and enhance margins.

         All of the Company's manufacturing operations are conducted through are conducted through Creative Master Limited ("CML"), the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka-Wing Tong and Leo Sheck-Pui Kwok. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain an aggregate of over 500,000 square feet of manufacturing space and related housing for approximately 6,000 workers.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales for the nine months ended September 30, 1999 were $30,645,000, an increase of $6,516,000, or 27%, from $24,129,000 for the nine months ended September 30, 1998. This increase was due primarily to an increase in sales volume of the Company's products to existing and new customers and the acquisition of the Sinar group. Sinar sales for the third quarter were $1,026,000.

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:


                                                              Year ended      Nine months ended
                                                             Dec 31, 1998      Sept 30, 1999
                                                            ---------------   -----------------
                                                                                 (Unaudited)
    Action Performance Co. Inc. (Incl. Brookfield
      Collectors Guild and Paul's Model Art GmbH)                13.9%              24.0%
    MBI Inc.                                                     36.7%              22.0%
    Mattel Vendor Operations Asia Ltd.                           24.1%              11.1%
    Corgi Classics Limited                                        5.3%              10.5%
    Hallmark Cards (HK) Ltd.                                      4.5%               7.6%
    First Gear Inc.                                               4.0%               7.2%
    Road Champs Ltd.                                              5.3%               6.5%


Cost of goods sold for the nine months ended September 30, 1999 was $22,656,000, an increase of $4,353,000, or 24%, from $18,303,000 for the nine months ended September 30, 1998. Gross Margin for the first nine months of 1999 was 26% compared to 24% for the same period in 1998.

Selling, general and administrative expenses totaled $4,307,000 for the nine months ended September 30, 1999, an increase of $1,237,000, or 40%, from $3,070,000 for the nine months ended September 30, 1998. Selling, general and administrative expenses constituted 14% of net sales for the nine months ended September 30, 1999 and 13% of net sales for the nine months ended September 30, 1998. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity and Sinar's SG&A expenses of $157,000.

The change in interest income (expense) and other, net, was primarily attributable to interest income earned on the remaining proceeds from the common shares issued in December 1998.

The amortization of goodwill for company for the nine months ended September 30, 1999 and 1998 was $76,000 and $70,000 respectively.

The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then deducted. Minority interests for the nine months ended September 30, 1999 and 1998 was $564,000 and $370,000 respectively. Minority interest increased as a result of the relative profitability of minority held subsidiaries.

The Company's operations are located in Hong Kong which has a corporate tax rate of 16%. Profits relating to manufacturing operations in China are eligible for a 50% tax credit. The Company's provision for income taxes was $361,000 for the nine months ended September 30, 1999, reflecting an effective income tax rate of 9%, for the period. The Company's provision for income taxes was $359,000 for the nine months ended September 30, 1998, reflecting an effective income tax rate of 13%. The difference in the effective tax rate was due to changes in contributions from subsidiaries with minority interests and a tax refund of $70,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, the Company's operations generated cash of $1,405,000. The Company's cash balance decreased by $3,703,000 to $1,352,000 at September 30, 1999, as compared to $5,055,000 at
December 31, 1998.

The Company's working capital decreased to $4,647,000 at September 30, 1999, as compared to $5,261,000 at December 31, 1998. Net accounts receivable increased by $1,758,000, or 40%, to $6,101,000 at September 30, 1999, as
compared to $4,343,000 at December 31, 1998 as a result of sales volume increases. Consistent with practices in the die-cast collectibles and CGP industries, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties. The Company has not experienced any significant problems with collection of its accounts receivable.

The Company's accounts payable and accrued liabilities decreased by $1,199,000, or 17% to $5,680,000 at September 30, 1999, as compared to
$6,879,000 at December 31, 1998. The decrease in accounts payable and accrued liabilities was primarily related to settlement of debts relating to fitting out factory 4 and 5 which were outstanding at the end of 1998.

The Company's inventories increased by $481,000 or 13% to $4,268,000 at September 30, 1999, as compared to $3,787,000 at December 31, 1998 as a result of increased purchasing of materials to accommodate increased sales and manufacturing.

For the nine months ended September 30, 1999, additions to property, plant and equipment aggregated $4,889,000 as compared to $2,470,000 for the year ended December 31, 1998. Included in the additions are the capitalized costs of the proprietary tools produced during the period.

In July 1999 the Company acquired a 55% interest in Sinar Industrial Limited.
 Details of assets acquired and liabilities assumed were as follows:


                                                    $'000
        Cash and bank deposits acquired               396
        Deposits and prepayments                      190
        Accounts receivable                         1,032
        Machinery, equipment and capital leases       143
        Accounts payable                           -1,530
        Accrued liabilities                           -72
        Taxation payable                              -37
        Minority interest                             -23
                                                   ------
        Net assets acquired as of the date
        of acquisition                                 99
                                                   ======
              Share acquired - 55%                     54
        Goodwill                                      211
                                                   ------
        Consideration satisfied in cash               265
                                                   ======
        Net cash inflow:
        Cash paid                                     265
        Cash and bank deposits                        396
                                                   ------
        Net cash inflow                              -131
                                                   ======

We believe that the operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and credit facilities provided by affiliates or related parties, will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing.

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

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the Chinese currency (RMB). Given the recent Asian financial crisis, there can be no assurance that the RMB-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would be likely to reduce the Company's expenses, any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

INTERNATIONAL SALES

The Company sells substantially all of its products to customers in the U.S. and Europe. In the first nine months of 1999 approximately 24.6% of the Company's net sales were attributable to sales to European customers, compared with approximately 13.5% for the year ended December 31, 1998. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

PART II - OTHER INFORMATIONITEM 1 - LEGAL PROCEEDINGS

         NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on July 16, 1999. All proposals submitted by the Board of Directors to the stockholders for consideration were approved.

As to the election of directors, the number of votes cast in favor of each nominee was as follows:


     Carl Ka Wing Tong       4,829,280 votes for and 3,245 votes withheld
     Leo Sheck Pui Kwok      4,829,280 votes for and 3,245 votes withheld
     Chou Kong Seng          4,829,280 votes for and 3,245 votes withheld
     Steve Gordon            4,829,280 votes for and 3,245 votes withheld
     Clayton Trier           4,829,280 votes for and 3,245 votes withheld

As to the proposal to authorize the Company to enter into indemnity agreements with its directors and officers, the vote was as follows: 4,623,070 votes for; 206,278 votes against; 3,177 votes abstaining.

As to the proposal to approve an amendment to Article II, Section 2 of the Company's bylaws to allow a flexible annual meeting date, the vote was as follows: 4,758,978 votes for; 71,403 votes against; 2,144 votes abstaining.

As to the proposal to approve an amendment to Article IX of the Company's bylaws to allow the Board of Directors to unilaterally amend the bylaws, the vote was as follows: 3,627,616 votes for; 246,930 votes against; 2,897 votes abstaining.

As to the proposal to ratify an amendment to the Company's 1998 Stock Option Plan to increase the number of votes covered by the plan from 420,000 to 650,000, the vote was as follows: 4,690,242 votes for; 139,506 votes against; 2,383 votes abstaining.

As to the proposal to ratify the appointment by the Board of Directors of Arthur Andersen & Co. as the Company's independent public accountants for the fiscal year ending December 31, 1999, the vote was as follows: 4,829,707 votes for; 1,785 votes against; 1,033 votes abstaining.

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

                  CREATIVE MASTER INTERNATIONAL, INC.


Date: November 15, 1999            By:  /s/ CARL KA WING TONG
                                       ----------------------------
                                       Carl Ka Wing Tong,
                                       President and Chief Executive Officer

Date: November 15, 1999            By:  /s/ JOHN REMPEL
                                       ----------------------------
                                       John Rempel
                                       Chief Financial Officer (principal
                                       financial officer)

Date: November 15, 1999            By:  /s/ SHING KAM MING
                                       ----------------------------
                                       Shing Kam Ming
                                       Controller (principal accounting officer)

                                INDEX TO EXHIBITS

Exhibit
Number             Description
------             -----------
27                 Financial Data Schedule