Form 10KSB40
period 1999-12-31
CREATIVE MASTER INTERNATIONAL INC
filed 2000-03-30
CIK 815017

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                                   -----------

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $40,668,000

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $19,662,456, based upon the closing sale price of $6.188 as reported by The Nasdaq National Market on such date.

There were 4,999,322 shares of the Company's common stock outstanding on March 27, 2000.

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     Part I

1.  Description of Business............................................................................... 1

2.  Description of Property............................................................................... 10

3.  Legal Proceedings..................................................................................... 11

4.  Submission of Matters to a Vote of Security Holders................................................... 11

                                     Part II

5.  Market for Common Equity and Related Stockholder Matters.............................................. 11

6.  Management's Discussion and Analysis or Plan of Operation............................................. 11

7.  Financial Statements.................................................................................. 18

8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................. 18

                                    Part III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
with Section 16(a) of the Exchange Act.................................................................... 19

10.  Executive Compensation............................................................................... 19

11.  Security Ownership of Certain Beneficial Owners and Management....................................... 19

12.  Certain Relationships and Related Transactions....................................................... 19

13.  Exhibits and Reports on Form 8-K..................................................................... 19

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Creative Master International, Inc. (the "Company") is a leading independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items. In addition, during 1999, the Company developed a proprietary line of die-cast marine products, including boats and engines. Die-cast collectibles are distinguishable from die-cast toys by their authentic design, exacting engineering and attention to detail, including abundant use of identifiable brand names, logos and other licensed marks. The die-cast products the Company manufactures are 1/6th to 1/160th scale and include as many as 450 parts, including numerous moveable parts. They are marketed and distributed by the Company's customers primarily to collectors, hobbyists and enthusiasts at retail prices ranging from $20 to $200 or more. The Company's customers are primarily U.S. and European marketers and distributors of vehicle replicas and other collectibles, including Danbury Mint (MBI), Paul's Model Art, Mattel, Action Performance, First Gear, Corgi Classics, Road Champs and Hallmark Cards.

With the acquisition of the Sinar Industrial Limited group of companies ("Sinar") in July 1999, the Company expanded its range of products to computer and interactive video game peripherals ("CGPs"). Sinar designs and markets a variety of game controllers for various game platforms such as Nintendo, Sony PlayStation & PC. The range of products includes a wide variety of ergonomic designed joysticks, joypads, steering wheels, light guns, cable products and multimedia peripherals. Sinar's products are distributed and sold primarily in the United States, Europe, and Asia. The new products compliment our die-cast collectibles by broadening the product lines of some of our existing customers. These products also appeal to an end customer with similar demographics to our collectors. In the past, Sinar has designed and marketed its products, but outsourced all manufacturing to third-party vendors. The Company will provide its experience in manufacturing and production control to ensure product quality and enhance margins.

The Company's mission is to provide the highest level of product quality and customer service among independent manufacturers of die-cast collectibles and computer and video game peripherals. The Company offers its customers turnkey product development and manufacturing capabilities that are customized to meet their specific needs. The Company's vertically integrated process affords complete sourcing of raw materials, engineering, assembly, quality control and final packaging of products in commercial quantities. Depending on the customer's needs, the Company provides a self-contained production area within one of its factories with tooling and other production functions dedicated to manufacturing the customer's products according to its particular design, engineering and quality requirements. This approach permits customers to closely supervise and control all aspects of the production process and to protect the confidentiality of their product design and engineering. The Company's turnkey process enables its customers to shorten the lead time from conceptual design to product delivery and to minimize production costs while maintaining high quality and reliability.

All of the Company's manufacturing operations are conducted through Creative Master Limited ("CML"), the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka Wing Tong and Leo Sheck Pui Kwok. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, China, approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain over

550,000 square feet of manufacturing space plus housing and related facilities for approximately 6,000 workers. Some of the CGPs will be manufactured by CML at its Dongguan factories starting in 2000.

PROPOSED CHANGE IN CONTROL OF THE COMPANY

As described under "Management's Discussion and Analysis or Plan of Operation," subsequent to December 31, 1999, the Company entered into an agreement in principle to acquire PacificNet.com LLC ("PNC") in a transaction in which the owners of PNC would acquire control of the Company. The consummation of the acquisition is subject to certain closing conditions, and there can be no assurance that it will be completed. If it is completed, it is anticipated that the Company's primary business focus in the future will be PNC's start-up trans-Pacific business-to-business electronic commerce instead of the Company's current business. PNC also has indicated its interest in disposing of the Company's current business if the acquisition is completed. The Company's acquisition, if it is completed, would materially impact the business activities and future results of operations. The discussions in this annual report are based on the Company's current business and operations and do not address changes that will occur in the future assuming the PNC acquisition is completed.

PRINCIPAL CUSTOMERS

The Company's customers for its die-cast replicas consist principally of specialty retailers, direct marketers and other distributors of collectibles, primarily in the U.S. and Europe. These include Danbury Mint (a division of MBI, Inc.) and Mattel Inc. In 1997, the Company began manufacturing the popular Matchbox die-cast collectibles series for Mattel. In 1997, Mattel purchased Tyco Hong Kong Limited, for which the Company had been producing die-cast vehicle replicas since 1996. Other customers include Paul's Model Art, Action Performance, First Gear, Corgi Classics, Road Champs and Hallmark Cards. The Company has reduced its dependence on its key customers by continuing to diversify its customer base, products and markets through new manufacturing arrangements.

The Company's customers for its CGPs consist principally of major game marketing companies, primarily in United States, Europe and Asia. Customers include Take2 Interactive, Nuby Interactive, Arista Enterprises and Jack-Of-All-Games.

The Company's sales transactions with its customers are based on purchase orders received by the Company from time to time which are subject to cancellation. Although the Company does not have any long-term agreements with any of its clients, it believes that its relationships with its customers are excellent.

The following sets forth certain information with respect to the Company's principal customers during 1999:

                                                PRINCIPAL PRODUCT CATEGORY         CUSTOMER      PERCENTAGE OF
                                                                                     SINCE         NET SALES
                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                                       1999
                                                                                 --------------------------------
  MBI, Inc.  (1)                          U.S.  classic cars and trucks                1986          22.7%
  Paul's Model Art GmbH (2)               European street and Formula One cars         1990          15.8%
  Corgi Classics Limited                  Hong Kong buses, United Kingdom              1996           9.7%
                                          buses and airplanes
  Mattel Vendor Operations Asia Ltd. (4)  Matchbox collectibles                        1997           9.3%
  Action Performance Co.  (2)             NASCAR, IRL and CART racing cars and
                                          Super Touring racing cars                    1996           8.5%
  First Gear                              Premium trucks and vans                      1997           7.2%
  Road Champs Ltd.  (3)                   Police cars and other U.S.  cars             1997           6.0%
  Hallmark Cards                          Keep sake collectibles                       1998           5.8%

----------------------

(1)    Danbury Mint is a division of MBI, Inc.
(2) Action Performance Companies, Inc. owns 100% of Brookfield Collectors Guild and a controlling interest in Paul's Model Art.

(3)    Road Champs is a subsidiary of JAKKS Pacific, Inc.
(4) Sales to Mattel are made indirectly through its Mattel Vendor Operations Asia Ltd. subsidiary and include sales to Tyco Hong Kong Limited, which was acquired by Mattel in 1997.

PRODUCTS

DIE-CAST

The Company produces a wide range of collectible die-cast replicas of vehicles, including classic cars, European cars, Formula One racing cars, trucks, trains, planes, boats, buses and other items. These replicas are produced at various scales from 1/6th to 1/160th of the original size. They typically retail for up to $200, depending on the number of parts and the level of intricacy in the design. The Company's replicas have up to 450 parts and quality finishing that results in an authentic look that appeals to collectors and other enthusiasts. Most replicas are produced for marketing customers who obtain licenses for the vehicles and the various decorative logos and designs used.

COMPUTER AND VIDEO GAME PERIPHERALS

The Company designs and markets a wide range of CPG products which include a variety of ergonomically designed joysticks, joypads, steering wheels, light guns, cable products and multimedia peripherals.

MARKETING AND SALES

The Company historically has not engaged in any significant marketing activities, and has relied primarily on its reputation for quality and efficiency among its customers to obtain new business. The Company's senior executives work closely with its customers to develop new products to meet consumer demand for additional die-cast collectibles.

The Company generally has obtained certain rights to produce replicas of a number of products. The Company may selectively license other marks in the future, where such licensing would not compete with the licensing efforts of the Company's customers. To the extent the Company obtains licenses to manufacture die-cast replicas, it intends to pursue strategic alliances, joint ventures or other arrangements with one or more of its existing customers or others to market and distribute such replicas.

The CGPs are marketed through representatives in the U.S. and Europe with assistance from senior management in Hong Kong, where the activities are coordinated.

BACKLOG

For new products, the Company's customers generally contact the Company six to eighteen months in advance of product delivery, so that the Company can engineer and fabricate the necessary molds and tools for producing the die-cast product. Purchase orders are typically received two to six months in advance of target delivery dates. Purchase orders are subject to cancellation if the Company fails to meet its production schedules.

PRODUCT DEVELOPMENT AND MANUFACTURING

The Company offers turnkey manufacturing capabilities, including complete raw materials sourcing, computer-aided product engineering, model-making, mold-making, manufacturing, assembling and packaging of finished products. The Company can meet all of a customer's design engineering and manufacturing needs, thus eliminating the need for intermediaries. By coordinating product development and process design with production and packaging, the Company is able to shorten the lead time from conceptual design to product delivery and lower production costs while maintaining high quality and reliability.

The product production cycle occurs in the following stages:

         -        Product development
         -        Model making
         -        Tooling

         -        Decorative artwork rendering
         -        Final production and assembly

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

The Company believes that model making is critical to producing the highest quality collectibles. During the model-making stage of the production cycle, the Company's engineering staff uses computer-aided design systems to develop a prototype scale model. The Company will include as many functioning moving parts as possible, given the customer's desired price point. Examples of such features are car doors, trunks and hoods that open, steerable wheels and working suspension. The Company strives to ensure that the models it produces also have an authentic build and finish. Once the prototype replica is ready, it must be approved by the customer before the Company begins to fabricate the molds and tools that will be used to manufacture the product in commercial quantities. The Company can generally produce a working prototype in two to 10 weeks.

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

Once tooling is completed, we develop artwork for the product decorations in accordance with the customer's requirements. There are increasing demands on the Company to add authentic decorative schemes to the products. Typical examples are the corporate logos and other custom imprints used for racing car replicas and on the newly-developed fishing boat replicas. We are able to prepare complete decorated samples in two weeks by using Internet and computer-aided film output equipment.

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

During the year ended December 31, 1999, the Company invested approximately $1.2 million in tools for proprietary products in new lines, primarily boats and related engines. In November 1999, the Company announced that it was awarded multiple trademark licenses by Operation Bass Inc. and Genmar Holdings, Inc. to manufacture 1/24th scale die-cast replica Ranger boats used in the 1999 Wal-Mart FLW Tour. Operation Bass Inc. operates professional fishing tournaments and Genmar Holdings, Inc. owns Ranger, the second largest manufacturer of motorized recreational boats in the United States. The cost of our proprietary tools will be amortized over future sales or written off if sufficient sales are not generated.

Sinar's product development process is in many ways similar to CML's. Sinar's senior executives work closely with its marketing partners and customers to stay abreast of the changing computer game market. Sinar offers a full range of peripherals that customers can sell under their own private labels. In many instances, Sinar will develop its own tools and molds to shorten development time. In the past, production of all products was subcontracted to third parties. Beginning in 2000, certain of this manufacturing will be subcontracted to the Company.

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

Three of the Company's suppliers each accounted for more than 10% of total consolidated purchases for the year ended December 31, 1999, as follows:

                                                                          PERCENTAGE OF TOTAL RAW MATERIAL
                                          COMPONENT SUPPLIED                         PURCHASES
                                                                           YEAR ENDED DECEMBER 31, 1999
  Manfield Coatings Co., Ltd.             Paint                                           11.5%
  Genesis Off-set Printing Co., Ltd.      Packaging materials                             11.1%
  Trident Alloys Limited                  Zinc alloy                                      10.0%
                                                                          =================================

Management believes there are multiple sources of supply for these and other raw materials used in the Company's business.

FACILITIES

The Company's growth is closely related to its manufacturing capacity. At present, the Company operates five factories in the Dongguan region of Guangdong Province, China. Legal and administrative requirements of these factories are facilitated through the Company's Chinese subsidiary.

The Company's factories occupy approximately 550,000 square feet of manufacturing space plus an additional 350,000 square feet for related housing of workers. This represents an increase of approximately 25% when compared to 1998 and more than double the space that was available in 1997.

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

The Company works closely with its customers in order to understand and plan for each customer's anticipated production needs. Plans for the expansion of the Company's manufacturing facilities are based largely on the anticipated needs of its primary customers. Adequate, available undeveloped land adjacent to the Company's facilities in China should permit expansion as necessary. Typically, the Company can complete new facilities within six months. This six-month time frame is within the normal product development cycle, and the Company historically has not experienced any significant delays in bringing additional capacity on-line to meet increased customer demand.

The Board of Directors of the Company has approved approximately $600,000 in capital expenditures in 2000 to establish a CGP manufacturing facility within the Company's existing facilities in Dongguan. Approximately 50,000 square feet will be dedicated for this purpose and a maximum of 600 workers will be utilized in the CGP production.

COMPETITION

The Company faces competition from certain toy companies and other independent manufacturers of die-cast products with production facilities located in China. Certain of the Company's customers, including Mattel, Corgi and Road Champs, have their own die-cast manufacturing facilities in China.

The Company competes primarily on the basis of quality, technical capabilities and ability to meet customer delivery schedules. To a lesser extent, it competes on the basis of price. Although some of the Company's competitors are larger and have substantially more resources than the Company, based on the preceding criteria, the Company believes that it competes effectively with these larger manufacturers. In addition, the Company believes that its exclusive focus on manufacturing collectible-quality, die-cast replicas distinguishes it from other competitors who manufacture both toy-grade products and collectible-quality products.

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

Sinar, the Company's 55% owned subsidiary, can deliver a full range of CGP products on a turnkey basis. The Company faces competition from China-based manufacturers who supply similar products at a low price, but do not offer the design and development services that Sinar does. Sinar also holds proprietary protocols, developed by its engineers, for certain of its CGPs.

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

EMPLOYEES

As of December 31, 1999, the Company had approximately 5,200 employees in China, all of which are full-time. Of these employees, approximately 4,450 were production workers, 450 were general & administrative staff, and 300 were quality & engineering support staff. In addition, the Company employs approximately 90 people in Hong Kong. We have recruited professional staff from Hong Kong, China, Malaysia and Singapore to manage the production of the high quality products that our customers have come to expect.

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

RESEARCH AND DEVELOPMENT

The Company did not incur significant research and development expenses during 1997, 1998 or 1999. Substantially all development costs associated with manufacturing products for its customers are expensed as a cost of goods sold. The Company does not rely on any significant proprietary technology. The Company has recently increased its development efforts with respect to certain proprietary products, and is likely to incur future research and development expenses in connection with these efforts.

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

LOSS OF CHINESE FACILITIES. We conduct our manufacturing operations in China through a contract processing arrangement with a Chinese subcontractor and a contractual joint venture with a local Chinese partner. We plan to phase out the contractual joint venture operations in favor of operating through a contractual arrangement with a Chinese subcontractor. The legal existence of this Chinese contractual joint venture expires in 2006, and we have no assurance that it can be extended if the Company desired to extent it. If we cannot extend the contract processing arrangement or the legal existence of the contractual joint venture, we may be forced to move our manufacturing operations outside of China, and there can be no assurance that we would be able to continue our manufacturing operations. In the event of such a disruption, our profitability, competitiveness and market position could be materially adversely affected.

NON-RENEWAL AND ENFORCEMENT OF LEASES OF CHINESE FACILITIES. We operate our Chinese factories under tenancy agreements with local Chinese government agencies that expire between January 2002 and June 2006. We also lease dormitory facilities under similar tenancy agreements that expire between March 2000 and November 2003. The factories and dormitories that we are building will be leased under similar agreements. The continuance and renewal of our tenancy agreements and operations at our Chinese facilities depend on our relationship with the local government. Our operations and prospects will be materially adversely affected if the local government fails to honor the tenancy agreements. We also may have difficulty enforcing our rights under the tenancy agreements in China.

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

FOREIGN CORRUPT PRACTICES ACT. We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

DEPENDENCE ON IMPORTANT CUSTOMERS. Our business is concentrated among a limited number of customers. In 1999, sales to Danbury Mint, a subsidiary of MBI, Inc., accounted for 22.7% of our total net sales and sales to Action Performance and its subsidiaries, including Paul's Model Art, totaled 24.3% of total net sales. Since 1997, we have sought to diversify our customer base and our efforts resulted in several new customers in 1998 and 1999. Despite our diversification efforts, we expect that we will continue to depend on sales to Danbury Mint and Action Performance. If we lose any one of our major customers, particularly Danbury Mint or Action Performance, our business, financial condition and results of operations would be materially adversely affected.

CONCENTRATION OF CREDIT RISK. Our working capital position, financial condition and results of operations depend heavily on the creditworthiness of our five largest customers, which accounted for approximately 66% of our accounts receivable at December 31, 1999. If one or more of these customers does not pay us, our business, financial condition and results of operations could be materially adversely affected.

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

INSTABILITY OF CUSTOMER BASE RESULTING FROM INDUSTRY CONSOLIDATION. Our loss of one or more important customers because of industry consolidation could have a material adverse effect on our business, financial condition and results of operations. The die-cast collectibles industry is fragmented and there appears to be a trend toward consolidation among marketers and distributors of collectibles. In 1999, Corgi Classics, which comprised almost 10% of total net sales of the Company, was acquired by Zindart Industrial Ltd, a company which owns die-cast manufacturing facilities in China. In 1998, Action Performance Companies, Inc., a marketer and distributor of NASCAR die-cast replicas and related products, acquired Brookfield Collectors Guild and a controlling interest in Paul's Model Art, two of our customers. In 1997, Mattel acquired Tyco Hong Kong Limited, which accounted for approximately 5.6% of our net sales in 1997. We believe that both Mattel and Action Performance currently intend to continue the business relationships we have developed with these customers, although Corgi, in all likelihood, will not. These changes and potential future changes in ownership of our customers may adversely affect our ongoing relationship with them.

LOSS OF CUSTOMERS RESULTING FROM CUSTOMER MANUFACTURING CAPABILITIES. Certain customers, including Mattel and Road Champ, manufacture and distribute their own die-cast products in addition to marketing die-cast products that we manufacture for them. Action Performance has a close business relationship with a large, independent die-cast manufacturer that competes with us. Corgi Classics, a significant customer in 1999, was recently acquired by a die-cast manufacturer that competes with us. There can be no assurance that we will be able to continue our relationships with these customers, or that other customers will not develop their own manufacturing capabilities, thereby reducing or eliminating their need for our services. Such events could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON INTRODUCTION OF NEW PRODUCTS BY CUSTOMERS; LACK OF MARKET ACCEPTANCE. Our operating results and growth in net sales depend substantially upon our customers' ability to develop and market new products and upon continuing market acceptance of our customers' products by collectors. Our customers' failure or delay in introducing new products could impair our results of operations and limit our future growth. Changes in consumer tastes affect the market for die-cast collectibles. Die-cast collectible products typically have limited life cycles and our customers may discontinue them at any time. Accordingly, there can be no assurance that our customers' products will achieve or maintain market acceptance.

OUR GROWTH MAY BE LIMITED BY CAPACITY AT PRODUCTION FACILITIES. Our ability to grow is a function of our manufacturing capacity. If we were unable to increase our manufacturing capacity on a timely basis and on commercially reasonable terms, our growth would be materially adversely effected. We expect to continue to require additional manufacturing capacity in the near future.

PROPRIETARY TOOLING EXPENDITURES. Prior to 1999, virtually all the Company's tooling and mold production costs for the development of new products were underwritten by customers. During 1999, the Company invested approximately $1.2 million in tooling costs for proprietary products, primarily boats and boat engines. These costs are capitalized in machinery and equipment in the balance sheet as of December 31, 1999, and will be amortized against future sales of these products. If there are no future sales or if future sales are insufficient to absorb these capitalized costs, then the write-off of these costs may result in losses reported by the Company.

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

INCOME TAX PROVISIONS AND POTENTIAL LIABILITY FOR ADDITIONAL TAXES. The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from each of the tax jurisdictions in which they operate, including China, Hong Kong and the United States. When products are manufactured in one jurisdiction and exported for sale into a separate jurisdiction, the tax laws can be complicated and subject to interpretation. The Company annually provides what management considers to be adequate provisions for income taxes as required under generally accepted accounting principles in the United States, and this provision amounted to 13% of income before income taxes in 1997, 9% in 1998 and 10% in 1999. There can be no assurance, however, that examinations of the Company's various income tax returns will not result in disagreements over the Company's reported taxable income that could result in additional liabilities for the Company, which may be material.

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

LOSSES FROM CHANGES IN CURRENCY EXCHANGE RATES. Any material increase in the value of the Hong Kong dollar or yuan relative to the U.S. dollar would increase our expenses, and could have a material adverse effect on our business, financial condition and results of operations. All of our sales are denominated either in U.S. dollars or Hong Kong dollars. Our expenses are denominated primarily in Hong Kong dollars and Renminbi, the Chinese currency, the basic unit of which is the yuan. Since 1983, the Hong Kong government has maintained a policy of linking the U.S. dollar and the Hong Kong dollar at an exchange rate of approximately HK$7.80 to U.S.$1.00. There can be no assurance that this link will be continued. In January 1994, the Chinese government established its current floating exchange rate system, which resulted in an approximately 35% devaluation of the Renminbi against most major currencies and the yuan-to-U.S. dollar exchange rate has largely stabilized since that time. A devaluation of the Hong Kong dollar or yuan relative to the U.S. dollar would be likely to reduce our expenses when stated in U.S. dollars. However, any benefits we receive from a devaluation could be offset if the devaluation results in inflation or political unrest.

LACK OF TRADE SECRET PROTECTION. We may not have adequate protection in the event an officer or employee leaves our employ and goes into competition with us. Although we plan to implement such agreements in the near future, our executive officers and key employees are not subject to non-competition agreements or similar contractual obligations protecting the confidentiality of our trade secrets or other information.

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

The Company's current manufacturing facilities in China contain approximately 550,000 square feet of manufacturing space and approximately 350,000 square feet of dormitory space that can accommodate up to 6,000 workers. See "Description of Business--Facilities." The Company leases the factories from local Chinese government agencies under separate tenancy agreements expiring from January 2002 to June 2006. The aggregate monthly rent for its factories is approximately $56,000. The Company also leases dormitory space to house its factory workers under similar agreements which expire between March 2000 and November 2003. The aggregate monthly rent for dormitory facilities is approximately $36,000. The Company financed the cost of constructing the Dongguan facilities and believes that its willingness to continue operations and finance future expansion will facilitate the extension of its leases on such facilities.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Beginning December 23, 1998, the Company's common stock was listed on the Nasdaq National Market under the symbol "CMST." Previously, the Company's common stock had been quoted on the OTC Electronic Bulletin Board under the symbol "CVMI," and trading in the common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTC Electronic Bulletin Board in each fiscal quarter from January 1, 1998 to September 30, 1998, and the high and low sales prices reported by Nasdaq for the fiscal quarter ended December 31, 1998 and each fiscal quarter in 1999. The OTC Electronic Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              HIGH              LOW

                  FISCAL 1998
                  Quarter Ended March 31, 1998                $0.27             $0.27
                  Quarter Ended June 30, 1998                 $0.03             $0.03
                  Quarter Ended September 30, 1998            $0.69             $0.69
                  Quarter Ended December 31, 1998             $6.00             $5.00

                  FISCAL 1999
                  Quarter Ended March 31, 1999                $8.00             $5.00
                  Quarter Ended June 30, 1999                 $6.81             $4.44
                  Quarter Ended September 30, 1999            $6.00             $4.00
                  Quarter Ended December 31, 1999             $4.50             $2.13


As of March 23, 2000, there were approximately 1,160 record holders of the common stock.

The Company has not paid any cash dividends on its common stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

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

AGREEMENT TO ACQUIRE PACIFICNET.COM LLC

As previously reported by the Company, pursuant to the terms of a Share Exchange Agreement, signed on February 17, 2000, among the Company, PacificNet.com LLC ("PNC"), and the owners of PNC, the Company has agreed in principle to acquire all the outstanding capital stock of PNC. In consideration for the acquisition, the Company expects to issue 21 million shares of its common stock to the owners of PNC, or approximately 80% of the common stock of the Company expected to be outstanding immediately following the acquisition.

PNC is a privately-held Internet start-up company headquartered in Minneapolis, Minnesota and Hong Kong that focuses on trans-Pacific business-to-business electronic commerce. The owners of PNC include China Strategic Holdings Limited ("CSH"), an investment holding company listed on the Hong Kong Stock Exchange, and Mr. Oei Hong Leong, the Chairman of CSH. CSH is the parent company of China Tire Holdings Ltd., which is listed on the New York Stock Exchange. Fortune Tele.com Limited, a Hong Kong-listed mobile telecommunications company with operations in China, is also a strategic investor in PNC.

The parties are currently preparing a supplement to the Share Exchange Agreement to document their understanding of certain details of the proposed acquisition. The consummation of the proposed acquisition is subject to the execution of the supplement, receipt of a fairness opinion from the Company's financial advisor, approval of the Company's shareholders, and the satisfaction of other customary conditions, and there can be no assurance that the acquisition will be completed. In connection with obtaining the approval of its shareholders, the Company will prepare a definitive proxy statement which will include a complete description of the proposed acquisition and the business of PNC. It is anticipated that the proxy statement will be mailed to the Company's shareholders in May.

If the acquisition of PNC is consummated, it is anticipated that the Company's primary business focus in the future will be PNC's business-to-business electronic commerce, instead of the Company's current business of manufacturing collectible-quality, die-cast replicas of cars, trucks, buses, and other items. PNC has indicated its interest in disposing of the Company's current business if the acquisition is completed. In light of this, as previously reported, a management group led by the Company's Chairman and Chief Executive Officer, Mr. Carl Tong, has indicated an interest in negotiating a purchase of the Company's current business. However, the Company has not entered into any formal understanding or arrangement with respect to any disposition of its current business, and it is not expected that any such disposition will be a condition to the acquisition of PNC.

There is no assurance that the PNC acquisition will be completed or, assuming it is, whether or on what terms the Company might dispose of its current business. In the meantime, the Company will carry on its current business and activities substantially as it has in the past. The Company's acquisition of PNC, if it is completed, would materially impact the business activities and future results of operations of the business. The Company expects to incur substantial legal, accounting and other due diligence expenses relating to the proposed acquisition of PNC. If such acquisition is not consummated, these expenses will reduce the Company's earnings for the periods in which they are reported.

The following discussion is based on the Company's current business and operations and does not address changes that might occur in the future assuming the PNC acquisition is completed.

OVERVIEW

The Company is an independent manufacturer of collectible-quality, die-cast replicas of cars, trucks, buses and other items and designs and markets computer and interactive video game peripherals. All of the Company's business and operations are conducted through Creative Master Limited, its wholly-owned Hong Kong subsidiary ("CML"), and CML's subsidiaries, including Sinar Industrial Limited ("Sinar"), acquired in July 1999.

On December 30, 1997, CML completed an exchange reorganization with Davin Enterprises, Inc., a public company incorporated in Delaware in 1987. Through the exchange reorganization, the Company acquired all of the outstanding capital stock of CML from Messrs. Tong and Kwok and Acma Strategic Holdings. Davin Enterprises, Inc. had no significant assets, liabilities, business or operations prior to the exchange reorganization. The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity. On this basis, the historical financial statements prior to December 30, 1997 represent the consolidated financial statements of CML. See Note 2 of Notes to Consolidated Financial Statements. In March 1998, Davin Enterprises, Inc. changed its name to Creative Master International, Inc.

The Company's manufacturing operations in China are conducted by CML through contract processing arrangements with a Chinese subcontractor and through a contractual joint venture established in October 1994 between CML and a local Chinese partner. The Company expects to phase out the operations of the contractual joint venture, and instead conduct these operations through contract processing arrangements. Most of the Company's operations will be conducted through contract processing arrangements in 2000.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of net sales for the periods indicated.

                                                                         YEARS ENDED DECEMBER 31,
                                                                   1997            1998            1999
                                                              --------------- --------------- ---------------
Net sales.................................................         100.0%          100.0%          100.0%
Cost of goods sold........................................         78.4            72.8            75.6
Gross profit..............................................         21.6            27.2            24.4
Selling, general and administration expenses..............         11.8            15.2            14.7
Interest expense, net.....................................         0.6             0.7             0.1
Other income (expenses), net..............................        (3.0)            0.9             0.3
Income before income taxes and minority interests.........         6.2             12.2            10.2
Minority interests........................................         0.5             2.0             2.0
Provision for income taxes................................         0.8             1.1             1.1
Income before cumulative effect of accounting change......         4.9             9.1             7.1
Cumulative effect of accounting change....................         0.0             0.0             0.5
Net income................................................         4.9             9.1             6.6

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES. The Company's net sales for the year ended December 31, 1999 were $40,668,000, an increase of $7,035,000, or 21%, from $33,633,000 in 1998. The increase reflected higher sales to existing customers and, to a lesser extent, higher sales to new customers, and the acquisition of the Sinar group. Sinar's sales from acquisition in July1999 to December 31, 1999 were $3,385,000.

COST OF GOODS SOLD. Cost of goods sold includes the cost of raw materials, subcontracting charges for production of molds, direct labor costs, utilities and other energy costs and depreciation and amortization of the Company's equipment and other depreciable manufacturing assets. The Company's cost of goods sold for the year ended December 31, 1999 was $30,740,000, an increase of $6,250,000, or 26%, from $24,490,000 in the prior year. This was largely attributable to the higher sales volume, which resulted in an increase of $3,106,000 in materials cost and an increase of $1,711,000 in salaries and other direct labor costs. Cost of goods sold constituted 76% of net sales for the year ended December 31, 1999, compared to 73% for 1998. The reduction in gross profit margin was primarily a result of smaller production runs at CML and inherently lower margins in the CGP business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses totaled $5,961,000 for the year ended December 31, 1999, an increase of $848,000, or 17%, from $5,113,000 for the year ended December 31, 1998. Selling, general and administrative expenses increased due to an increase in administrative and personnel costs to support the increase in sales and manufacturing capacity and Sinar's SG&A expenses of $456,000. Selling, general and administrative expenses decreased as a percentage of net sales to 14.7% of net sales for the year ended December 31, 1999, as compared to 15.2% of net sales for the year ended December 31, 1998. The decrease as a percentage of sales was due to some economies of scale achieved.

Selling expenses consist primarily of shipping expenses and inspection charges. General and administrative expenses consist of salaries and other employee expenses for the Company's administrative and product development staff, the majority of which are located in Hong Kong, and rent and other overhead expenses of the Hong Kong office. Shipping expenses increased by $95,000 to $598,000 for the year ended December 31, 1999, compared to $503,000 for the year ended December 31, 1998. This increase was primarily due to higher sales volume and Sinar shipping expenses of $60,000 for the period since acquisition. Salaries increased by $1,047,000 to $3,150,000 for the year ended December 31, 1999, compared to $2,103,000 for the year ended December 31, 1998. This increase was primarily due to the addition of new employees to the Company's administrative and development staff in Hong Kong, increases in salaries of some existing employees and salaries to Sinar's employees since acquisition of $127,000.

INTEREST EXPENSE, NET. The Company's interest expense, net was $49,000 during the year ended December 31, 1999, as compared to a net interest expense of $244,000 during the year ended December 31, 1998. The reduction was primarily attributable to interest income earned on the remaining proceeds from the common shares issued by the Company in December 1998 and reduced interest charges after using the proceeds to pay off capital leases and short-term bank debt.

MINORITY INTERESTS. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests held by others is then deducted. Minority interests for the year ended December 31, 1999 was $827,000, as compared to $677,000 in 1998. Minority interests increased as a result of the acquisition of Sinar and its subsidiary, Titan Industrial Limited, and increases in the relative profitability of other minority-held subsidiaries.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes was $437,000 for the year ended December 31, 1999, reflecting an effective income tax rate of 10.5%. The Company's provision for income taxes was $354,000 for the year ended December 31, 1998, reflecting an effective income tax rate of 8.7%. The increase in the effective tax rate was due primarily to changes in contributions from subsidiaries which qualify for the manufacturing tax credit. Income earned by a Hong Kong company from manufacturing activities through contract processing arrangements in China is taxed at 50% of Hong Kong's statutory tax rate.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Deferred expenditures reported as of December 31, 1998 represented pre-operating costs incurred for new production facilities, which were previously deferred and amortized on a straight-line basis over three years. No amortization was recorded for the years ended December 31, 1997 and 1998. Effective from January 1, 1999, the Company has adopted Statement of Position 98-5 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which requires all pre-operating costs to be charged to expense when incurred. Accordingly, deferred expenditures of $201,000, net of tax, were written off as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES. The Company's net sales for the year ended December 31, 1998 were $33,633,000, an increase of $17,422,000, or 107%, from $16,211,000 in 1997. The increase reflected higher sales to existing customers.

COST OF GOODS SOLD. Cost of goods sold includes the cost of raw materials, subcontracting charges for production of molds, direct labor costs, utilities and other energy costs and depreciation and amortization of the Company's owned equipment and other depreciable manufacturing assets. The Company's cost of goods sold for the year ended December 31, 1998 was $24,490,000, an increase of $11,787,000, or 93%, from $12,703,000 last year. This increase reflected an increase of $5,420,000 in materials cost and an increase of $1,689,000 in salaries and other direct labor costs. Cost of goods sold constituted 73% of net sales for the year ended December 31, 1998, compared to 78% for the same period in 1997. The increase in gross profit margin was primarily a result of increased sales volume and efficiencies from better utilization of manufacturing capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company's selling, general and administrative expenses totaled $5,113,000 for the year ended December 31, 1998, an increase of $3,192,000, or 166%, from $1,921,000 for the year ended December 31, 1997. The Company added dedicated staff during 1998 to handle customer service for the customers added in the past two years and to cope with the anticipated increase in business volume next year. Selling, general and administrative expenses increased as a percentage of net sales to 15% of net sales for the year ended December 31, 1998, as compared to 12% of net sales for the year ended December 31, 1997. This increase as a percentage of sales was due primarily to the fact that certain components of selling, general and administrative expenses, including the number of general and administrative employees and their salaries, did not increase proportionally with the increase in sales.

Selling expenses consist primarily of shipping expenses and inspection charges. General and administrative expenses consist of salaries and other employee expenses for the Company's administrative and product development staff, the majority of which are located in Hong Kong, and rent and other overhead expenses of the Hong Kong office. Shipping expenses increased by $376,000 to $503,000 for the year ended December 31, 1998, compared to $127,000 for the year ended December 31, 1997. This increase was primarily due to higher sales volume. Salaries increased by $880,000 to $2,103,000 for the year ended December 31, 1998, compared to $1,223,000 for the year ended December 31, 1997. This increase was primarily due to the addition of new employees to the Company's administrative and development staff in Hong Kong and increases in salaries of some existing employees.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to 1998, the Company had financed its operations through a combination of cash from operations, bank financing and capital lease arrangements. In December 1998, the Company completed a public offering of its common stock which resulted in net proceeds to the Company of approximately $4,497,000. The Company's operating activities provided cash of $1,654,000 in 1999 and $4,907,000 in 1998. Investing activities used $4,634,000 in 1999 and $2,691,000 in 1998. The Company used $575,000 of cash in financing activities in 1999 and generated $2,368,000 of cash in 1998.

Working capital at December 31, 1999 was $4,685,000 as compared to $5,261,000 at December 31, 1998. The investment in machinery and equipment in 1999 was the primary use of cash from operations and other activities. At December 31, 1999, net accounts receivable totaled $4,718,000, as compared to $4,343,000 at December 31, 1998. The increase was due primarily to increased sales to customers with longer credit terms, including the customers of Sinar. Consistent with practice in the die-cast collectibles and CGP industries, the Company offers 30 to 60 days accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flow and credit facilities provided by affiliates and third parties.

At December 31, 1999, the Company's five largest customers accounted for approximately 66% of its accounts receivable. The Company actively monitors the creditworthiness of its customers, and to date has not experienced any significant problems with collection of its accounts receivable. See Note 5 of Notes to Consolidated Financial Statements for further information.

The Company's accounts payable and accrued liabilities decreased by $1,309,000, or 19%, to $5,570,000 at December 31, 1999, as compared to $6,879,000 at
December 31, 1998. This decrease was primarily related to settlement of debts relating to completing construction work on factories 4 and 5 which were outstanding at the end of 1998.

The Company's inventories increased by $904,000, or 24%, to $4,691,000 at December 31, 1999, as compared to $3,787,000 at December 31, 1998. The Company generally purchases raw materials six to eight weeks in advance of production, and the inventory increase at December 31, 1999 resulted in part from lower than expected sales in the fourth quarter.

For the year ended December 31, 1999, additions to property and equipment were $5,235,000 as compared to $3,226,000 in 1998. Included in the additions are the capitalized costs of the proprietary tools produced during the period of approximately $1.2 million. For 2000, the Company expects to spend approximately $600,000 in capital expenditures and as much as $200,000 in startup costs to convert a portion of its manufacturing facilities to be able to produce CGPs.

During 1999, the Company repaid short-term bank loans in the total amount of $29,000. These loans were secured by the individual guarantees of Messrs. Tong and Kwok and by the corporate guarantee of Acma Strategic Holdings Limited, the Company's principal stockholder. The Company also repaid capital lease obligations in an aggregate amount of approximately $185,000. As of December 31, 1999, the aggregate outstanding obligations under all capital leases was approximately $306,000 as compared to approximately $461,000 at December 31, 1998.

The Company has revolving lines of credit with Hang Seng Bank, Banque Nationale de Paris, and Commonwealth Finance Corporation Limited. As of December 31, 1999, these lines of credit allowed for aggregate borrowings of up to $2,737,000. As of December 31, 1999, the Company had approximately
$1,150,000 outstanding under these revolving lines of credit.

In July 1999, the Company acquired a 55% interest in Sinar Industrial Limited. Details of assets acquired and liabilities assumed were as follows (in thousands):

        Cash and bank deposits                                            396
        Accounts receivable, net                                        1,032



        Deposits and prepayments                                          190
        Machinery, equipment and capital leases, net                      143
        Accounts payable                                               (1,530)
        Accrued liabilities                                              (130)
        Taxation payable                                                  (37)
                                                                   -----------

        Net assets of Sinar                                                64
        The Company's share                                               55%
                                                                   -----------

        Net assets acquired as of the date of acquisition                  35
        Goodwill                                                          230
                                                                   -----------

        Consideration satisfied in cash                                   265
        Less: Cash and bank deposits acquired                            (396)
                                                                   -----------

        Net cash inflow:
            Cash received                                                 131
                                                                   ===========

The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, capital expenditures and debt service requirements. The Company expects that its principal sources of cash will be operating cash flow, cash on hand, bank lines of credit and other external credit sources, and, to a lesser extent, credit facilities provided by affiliates or related parties.

The Company believes that these sources will be adequate to meet the Company's anticipated cash requirements for 2000. However, there can be no assurance that these resources will be adequate to meet the Company's needs, particularly in the event that the Company elects to further expand its manufacturing facilities. In the event that the Company requires additional capital, it may issue additional equity securities, which could result in dilution to existing stockholders, or borrow funds, which could adversely affect operating results.

INFLATION

The Company believes that inflation has not had a material impact on its business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the Chinese currency (RMB). There can be no assurance that the RMB-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would be likely to reduce the Company's expenses, any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so. Foreign currency transactions produced a net loss of $16,000 in 1998 and a net gain of $10,000 in 1999.

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

INTERNATIONAL SALES

The Company sells substantially all of its products to customers in the U.S. and Europe. During the year ended December 31, 1999, approximately 32.1% of the Company's net sales arose from sales to European customers, and in 1998 approximately 13.5% of the Company's net sales were attributable to sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

ACCOUNTING FOR STOCK OPTIONS

The Board of Directors of the Company has adopted a 1998 Stock Option Plan under which the Company has reserved shares of common stock for issuance upon the exercise of options granted under the plan. On December 23, 1998, the Company granted stock options under the plan to certain directors, officers, employees and consultants to purchase 340,500 shares of common stock at an exercise price equal to the market price of the common stock on that date. On July 16, 1999, the Company's shareholders ratified an amendment to the plan to increase the number of shares available for grant from 420,000 to 650,000.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which established the "fair value" method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. For securities issuances to employees, SFAS 123 also permits the use of the "intrinsic value based" method as set forth in the Statement of Financial Accounting Standards No. 116. At present, the Company intends to report using the intrinsic value based method for issuances to employees, as allowed by SFAS 123. As further provided in SFAS 123, the Company has disclosed the pro forma effect of adopting the fair value based method in
Note 17 of Notes to Consolidated Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective April 30, 1998, Greenberg & Company, LLC, which had been the Company's auditor prior to the exchange reorganization, resigned as the independent accountants of the Company. The Company's Board of Directors approved the appointment of Arthur Andersen & Co. as its new independent accountants on April 30, 1998, and this appointment was subsequently ratified by the Company's shareholders on July 16, 1999.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The following exhibits are filed as part of this report:


Exhibit
Number        Description
------        -----------

3.1    Restated Certificate of Incorporation of the Company(2).
3.2    By Laws of the Company (incorporated by reference to the exhibits of the
       Company's registration statement (file no. 33-14521-NY)).
3.3    Amendment to By Laws of the Company.
4      Specimen Stock Certificate of the Company(1).
10.1   Form of Indemnification Agreement with officers and directors(1).
10.2   Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong,
       Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997(1).
10.3   Joint Enterprise Agreement between Creative Master Limited and Dongguan
       Heng Li Trading Company dated September 10, 1994(1).
10.4   Supplement to Joint Enterprise Agreement between Creative Master Limited and Dongguan Heng Li Trading Company dated April 1, 1996(1).
10.5   Processing Agreement by and between Creative Master Limited and Dongguan
       Heng Li Zhen Trading Company dated June 18, 1998(2).
10.6   Entrepreneur Agreement by and among Creative Master Limited, Chen Hao
       Qiang, Gan Zi Kuen and Wu Qing Su (undated)(1).
10.7   Letter to extend credit facilities from Hang Seng Bank Limited to
       Creative Master Limited dated July 16, 1998(1).
10.8   Letter agreement to extend credit facilities between Hang Seng Bank
       Limited and Creative Master Limited dated June 10, 1996(1).



10.9   Letter to extend credit facilities between Banque Nationale de Paris Hong
       Kong Branch and Creative Master Limited dated April 21, 1997(1).
10.10  Letter agreement to extend credit facilities between Bank of China Hong
       Kong Branch and Creative Master Limited dated May 25, 1992(1).
10.11  Letter agreement to extend credit facilities between Commonwealth Finance
       Corporation Limited and Creative Master Limited dated December 20,
       1997(1).
10.12  Consultancy Agreement between Creative Master Limited and Acma Strategic
       Holdings Limited dated January 19, 1996 (incorporated by reference to the
       Company's Form 10-KSB for fiscal 1998, filed on September 2, 1998).
10.13  Consultancy Agreement between Carl Tong & Associates Management
       Consulting Limited and Acma Strategic Holdings Limited dated January 19,
       1996 (incorporated by reference to the Company's Form 10-KSB for fiscal
       1998, filed on September 2, 1998).
10.14 Joint and Several Guarantee By Individuals or Partners in a Firm by and among Commonwealth Finance Corporation Limited, Carl Tong and Leo Kwok dated March 30, 1993(1).
10.15  Guarantee to be Given by an Individual by and between Commonwealth
       Finance Corporation Limited and Carl Tong dated March 30, 1993(1).
10.16  Guarantee to be Given by an Individual by and between Commonwealth
       Finance Corporation Limited and Leo Kwok dated March 30, 1993(1).
10.17  Creative Master Limited Defined Contribution Scheme Rules effective
       January 1, 1997(1).
10.18 Hang Seng Pooled Provident Plan Defined Contribution Policy by and between Excel Master Limited and Hang Seng Life Limited effective January
       1, 1997; and Excel Master Limited Defined Contribution Scheme Rules(1).
10.19 Hang Seng Pooled Provident Plan Defined Contribution Policy by and between Carison Limited and Hang Seng Life Limited effective January 1,
       1997; and Carison Limited Defined Contribution Scheme Rules(1).
10.20  Service Agreement by and between Creative Master Limited and Leo Sheck
       Pui Kwok dated January , 1996(1).
10.21  Factory and dormitory leases for CML No. 1(2).
10.22  Factory and dormitory leases for CML No. 2(2).
10.23  Factory and dormitory leases for CML No. 3(2).
10.24  Factory and dormitory leases for CML No. 4(2).
10.25  Factory and dormitory leases for CML No. 5(2).
10.26  Consulting Agreement between Henry Hai-Lin Hu, Business Plus Consultants
       Limited and the Company dated August 18, 1998(2).
10.27  Import Material & Processing Agreement between Dongguan Process Assembly
       Servicing Company and the Company dated November 10, 1995(2).
10.28  Lease of Unit B, Casey Industrial Building, Kowloon, Hong Kong between
       Creative Master Limited and Fortune Wind Investments Limited dated April
       3, 1997(2).
10.29  Lease of Unit A1, Casey Industrial Building, Kowloon, Hong Kong between
       Excel Master limited and Fortune Wind Investments Limited(2).
10.30  Lease of Unit A2, Casey Industrial Building, Kowloon, Hong Kong between
       Creative Master Limited and Fortune Wind Investments Limited(2).
10.31  Loan Agreement dated January 31, 1996 between Carl Tong and Leo Sheck Pui
       Kwok as lenders and Creative Master Limited as borrower in the aggregate amount of H.K. $1,000,000(1).
10.32 Loan Agreement dated April 18, 1995 between Carl Tong and Sheck Pui Kwok as lenders and Creative Master Limited as borrower in the aggregate amount of H.K. $2,000,000(1).
10.33 Promissory Note, dated as of October 1, 1998, in the principal amount of $227,118 from Creative Master Limited in favor of Carl Ka Wing Tong(2).
10.34 Promissory Note, dated as of October 1, 1998, in the principal amount of $493,889 from Creative Master Limited to Leo Sheck Pui Kwok(2).
10.35 Lease of apartment from Wellholding Limited by Creative Master Limited dated January 2, 1996(1).
10.36  1998 Stock Option Plan, as amended(3).
10.37  Form of Notice of Stock Option Grant and Stock Option Agreement under the
       1998 Stock Option Plan(3).
10.38  Standby Letter of Credit of Acma Ltd(2).



10.39  Guarantee of Carl Tong to Banque Nationale de Paris in favor of Creative
       Master Limited dated June 13, 1990(2).
10.40  Guarantee of Leo Kwok to Banque Nationale de Paris in favor of Creative
       Master Limited dated June 13, 1990(2).
10.41  Deed of Guarantee of Carl Tong and Leo Kwok to Bank of China in favor of
       Creative Master Limited(2).
10.42  Guarantee to be Given by a Limited Company by and between Commonwealth
       Finance Corporation Limited and Acma Strategic Holdings Limited dated
       July 14, 1997(2).
10.43  Warrant Agreement between the Company and Cruttenden Roth Incorporated, including the Representative's Warrant(3).
10.44  Underwriting Agreement, dated December 22, 1998, among the Company and the underwriters named therein(3).
10.45  Share Exchange Agreement, signed on February 17, 2000, among the Company,
       PacificNet.com LLC, and the Owners of PacificNet.com LLC(4).
16     Letter re: Change in Certifying Accountant (incorporated by reference to the Company's Form 8-K dated April 30, 1998).
21     List of Subsidiaries(2).
23     Consent of Arthur Andersen & Co.
27     Financial Data Schedule.

-------------------------------------------------
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form SB-2/A filed on November 25, 1998.
(3) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(4)    Incorporated by reference to the Company's Form 8-K filed on March 8,
       2000.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants................................... F-1
Consolidated Balance Sheets - As of December 31, 1998 and 1999............. F-2
Consolidated Statement of Operations - For the Years Ended
 December 31, 1997, 1998 and 1999.......................................... F-3
Consolidated Statement of Cash Flows - For the Years Ended
 December 31, 1997, 1998, and 1999......................................... F-4
Consolidated Statements of Change in Stockholders' Equity -
 For the Years Ended December 31, 1997, 1998 and 1999...................... F-6
Notes to Consolidated Financial Statements................................. F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Creative Master International, Inc.:


We have audited the accompanying consolidated balance sheets of Creative Master International, Inc. (a company incorporated in the State of Delaware, United States of America; formerly known as Davin Enterprises, Inc.; "the Company") and Subsidiaries ("the Group") as of December 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 1997, 1998 and 1999. The financial statements for the year ended December 31, 1997 give retroactive effect to the acquisition of Creative Master Limited as a reverse acquisition as described in
Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Master International, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended December 31, 1997, 1998 and 1999, after giving retroactive effect to the acquisition of Creative Master Limited as a reverse acquisition as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.


ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong




Hong Kong,
February 14, 2000 (except with respect to the matter discussed in Note 26 as to which the date is February 18, 2000).


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999

                  (Amounts expressed in United States dollars)


                                                           Note           1 9 9 8               1 9 9 9
                                                         ---------   -------------------   -------------------
                                                                           $'000                 $'000
ASSETS

Current assets:
   Cash and bank deposits                                   20                   5,055                 1,500
   Accounts receivable, net                                 5                    4,343                 4,718
   Deposits and prepayments                                 6                      681                 1,384
   Inventories, net                                         7                    3,787                 4,691
                                                                     -------------------   -------------------

         Total current assets                                                   13,866                12,293

Machinery, equipment and capital leases, net                8                    5,663                 9,316
Long-term investment                                        9                        1                     -
Deferred expenditures                                                              221                     -
Goodwill, net                                               10                     716                   841
                                                                     -------------------   -------------------

         Total assets                                                           20,467                22,450
                                                                     ===================   ===================

LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term bank borrowings                               11                   1,062                 1,150
   Capital lease obligations, current portion               12                     173                   202
   Accounts payable                                                              3,965                 3,368
   Deposits from customers                                                         136                   235
   Accrued liabilities                                      13                   2,914                 2,202
   Loans from directors, current portion                    21                     222                   267
   Taxation payable                                         14                     133                   184
                                                                     -------------------   -------------------

         Total current liabilities                                               8,605                 7,608



Capital lease obligations, non-current portion              12                     288                   104
Loans from directors, non-current portion                   21                     444                   240
Deferred taxation                                           14                     220                   399
                                                                     -------------------   -------------------

         Total liabilities                                                       9,557                 8,351
                                                                     -------------------   -------------------

Minority interests                                                                 618                 1,240
                                                                     -------------------   -------------------

Stockholders' equity:
   Common stock, par value $0.0001:
-    Authorized - 25,000,000 shares as of
     December 31, 1998 and 1999
-    Outstanding and fully paid - 4,999,322
     shares as of December 31, 1998 and 1999                17                       1                     1
     Preferred stock, par value $0.0001:
-    authorized - 5,000,000  as of December 31,
     1998 and 1999
-    outstanding - nil as of December 31, 1998
     and 1999                                               17                       -                     -
   Additional paid-in capital                                                    5,898                 5,784
   Retained earnings                                                             4,393                 7,074
                                                                     -------------------   -------------------

         Total stockholders' equity                                             10,292                12,859
                                                                     -------------------   -------------------

         Total liabilities, minority interests and
           stockholders' equity                                                 20,467                22,450
                                                                     ===================   ===================

   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)


                                                Note          1 9 9 7            1 9 9 8            1 9 9 9
                                              ---------  ------------------ ------------------  -----------------
                                                               $'000              $'000              $'000
Net sales                                        22                16,211             33,633              40,668
Cost of goods sold                                                (12,703)           (24,490)            (30,740)
                                                         ------------------ ------------------  -----------------

     Gross profit                                                   3,508              9,143               9,928
                                                         ------------------ ------------------  -----------------

Selling, general and administrative
    expenses                                                       (1,921)            (5,113)             (5,961)

Interest income                                                       112                 39                  90
Interest expense                                                     (216)              (283)               (139)
Other income (expenses), net                                         (137)               318                 190
Gain on disposal of long-term investment         9                      -                  -                 143
Gain on dilution of interest in a
    subsidiary                                                          -                 77                   -
Reorganization expense                           15                  (284)                 -                   -
Amortization of goodwill                                              (62)               (94)               (105)
                                                         ------------------ ------------------  -----------------

     Income before income taxes and
        minority interests                                          1,000              4,087               4,146

Provision for income taxes                       14                  (130)              (354)               (437)
                                                         ------------------ ------------------  -----------------

     Income before minority interests                                 870              3,733               3,709

Minority interests                                                    (82)              (677)               (827)
                                                         ------------------ ------------------  -----------------

     Income before cumulative effect of
        accounting change                                             788              3,056               2,882

Cumulative effect of accounting change          4.f                     -                  -                (201)
                                                         ------------------ ------------------  -----------------

     Net income                                  16                   788              3,056               2,681
                                                         ================== ==================  =================

BASIC AND DILUTED EARNINGS PER COMMON SHARE

    Income before cumulative effect of
       accounting change                                 $            0.22  $            0.81   $            0.58
    Cumulative effect of accounting change                              -                  -                (0.04)
                                                         ------------------ ------------------  -----------------

     Net income                                 4.l      $            0.22  $            0.81   $            0.54
                                                         ================== ==================  =================





   The accompanying notes are an integral part of these financial statements.


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)

                                                        1 9 9 7             1 9 9 8             1 9 9 9
                                                    -----------------   -----------------   -----------------
                                                         $'000               $'000               $'000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      788               3,056               2,681
Adjustments to reconcile net income to net cash
    provided by operating activities-
    Depreciation of machinery and equipment                     469                 705               1,651
    Net (gain) loss on disposals of machinery
       and equipment                                             (6)                 14                  (1)
    Net gain on disposal of long-term investment                  -                   -                (143)
    Reorganization expense                                      199                   -                   -
    Gain on dilution of interest in a subsidiary                  -                 (77)                  -
    Amortization of goodwill                                     62                  94                 105
    Minority interests                                           82                 677                 798
    Deferred taxation                                            58                 163                 179
(Increase) Decrease in operating assets-
    Accounts receivable, net                                 (1,094)             (1,516)                657
    Deposits and prepayments                                      7                (374)               (513)
    Inventories, net                                         (1,161)               (859)               (904)
Increase (Decrease) in operating liabilities-
    Accounts payable                                            234               2,057              (2,127)
    Deposits from customers                                     560                (424)                 99
    Accrued liabilities                                         439               1,335                (842)
    Due to parent company                                         9                  (9)                  -
    Taxation payable                                             50                  65                  14
                                                    -----------------   -----------------   -----------------

         Net cash provided by operating
             activities                                         696               4,907               1,654
                                                    -----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of machinery and equipment                      (24)             (2,470)             (5,157)
    Proceeds from disposals of machinery and
       equipment                                                  -                   -                  27
    Proceeds from disposal of long-term
       investment                                                 -                   -                 144
    Net cash (outflow) inflow from acquisition
       of a subsidiary                                           (1)                  -                 131
    (Increase) Decrease in deferred expenditures                  -                (221)                221
    Decrease in due from a related company                       41                   -                   -
                                                    -----------------   -----------------   -----------------

         Net cash provided by (used in)
             investing activities                                16              (2,691)             (4,634)
                                                    -----------------   -----------------   -----------------

                                                       (Continued on next page)


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                   (Continued)

                  (Amounts expressed in United States dollars)

                                                        1 9 9 7             1 9 9 8             1 9 9 9
                                                    -----------------   -----------------   -----------------
                                                         $'000               $'000               $'000
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in bank overdrafts                                 (28)                  -                   -
    New short-term bank loans                                 1,097               2,895                 129
    Repayment of short-term bank loans                         (825)             (3,347)                (29)
    Increase (Decrease) in import trust
       receipts bank loans                                       77                 224                 (12)
    Repayment of capital element of capital
       lease obligations                                       (605)             (1,326)               (185)
    Decrease in loans from directors                            (18)               (195)               (159)
    Decrease in due to a related company                       (363)                  -                   -
    Dividends paid to minority interests of a
       subsidiary                                                (7)                (58)               (205)
    Finance from minority interests of a
       subsidiary                                                 -                   1                   -
    Dividends paid                                                -                (323)                  -
    Proceeds from issuance of common stock                        -               6,250                   -
    Common stock issuance expenditures                            -              (1,753)               (114)
                                                    -----------------   -----------------   -----------------

         Net cash (used in) provided by
             financing activities                              (672)              2,368                (575)
                                                    -----------------   -----------------   -----------------

Effect of cumulative translation adjustments                     (4)                  -                   -
                                                    -----------------   -----------------   -----------------

Net increase (decrease) in cash and bank
    deposits                                                     36               4,584              (3,555)

Cash and bank deposits, as of beginning of year                 435                 471               5,055
                                                    -----------------   -----------------   -----------------

Cash and bank deposits, as of end of year                       471               5,055               1,500
                                                    =================   =================   =================



   The accompanying notes are an integral part of these financial statements.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                  (Amounts expressed in United States dollars)



                                                                                               Accumulated
                                                                                                   other
                                         Common stock                                         comprehensive
                               ------------------------------                                     income -
                                                                Additional                      cumulative
                                 Number of                        paid-in        Retained       translation
                                  shares          Amount          capital        earnings       adjustments
                               --------------  --------------  --------------  --------------  --------------
                                   `000            $`000           $`000           $`000           $`000
Balance as of January 1, 1997         3,605               1           1,202             872               4

Effect of the exchange
   reorganization                       145               -               -               -               -

Reorganization expense
   contributed by
   stockholders (Note 15)                 -               -             199               -               -

Net income                                -               -               -             788               -

Dividends                                 -               -               -            (323)              -

Translation adjustments                   -               -               -               -              (4)
                               --------------  --------------  --------------  --------------  --------------

Balance as of December 31,
   1997                               3,750               1           1,401           1,337               -

Issuance of common stock              1,250               -           6,250               -               -

Common stock issuance
   expenditures                           -               -          (1,753)              -               -

Net income                                -               -               -           3,056               -
                               --------------  --------------  --------------  --------------  --------------

Balance as of December 31,
   1998                               5,000               1           5,898           4,393               -

Common stock issuance
   expenditures                           -               -            (114)              -               -

Net income                                -               -               -           2,681               -
                               --------------  --------------  --------------  --------------  --------------

Balance as of December 31,
   1999                               5,000               1           5,784           7,074               -
                               ==============  ==============  ==============  ==============  ==============




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

During the period from January 1, 1997 (the earliest date covered by these financial statements) to December 30, 1997, the Company's sole asset was investment in a 9.6% interest in Target Vision Inc., a company incorporated in the State of Delaware, United States of America, which was principally engaged in the trading of communication systems.

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

CML and its subsidiaries ("the CML Group") are principally engaged in the manufacturing of collectible-quality, die-cast replicas of cars, trucks, buses, boats and engines and other products for sale to customers primarily located in the United States of America and Europe. Through Sinar Industrial Limited, acquired by CML in July 1999 (see Notes 2 and 24), the CML Group is also engaged in the design and marketing of peripheral products for personal computers and interactive video games. The CML Group maintains its head office in Hong Kong, where it coordinates sales and marketing, purchasing and administrative functions. Its production facilities are located in Guangdong Province, the People's Republic of China ("the PRC").

On December 24, 1998, the Company issued 1,250,000 shares of common stock, for a cash consideration of $5 per share through a public offering and raised net proceeds of approximately $4,383,000.


2.                BASIS OF PRESENTATION

The acquisition of CML by the Company on December 30, 1997 has been treated as a reverse acquisition since CML is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 30, 1997 represented the consolidated financial statements of the CML Group. The historical stockholders' equity accounts of the Company as of December 31, 1997 represented the 3,604,500 shares of common stock (after the effect of the reverse stock splits and the redenominations of par value as described in Note 17) issued in connection with the acquisition. The original 145,310 shares of common stock (after the effect of the reverse stock splits and the redenominations of par value as described in Note 17) outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on December 30, 1997.

The acquisition of Sinar Industrial Limited ("Sinar") by the CML Group in July 1999 has been accounted for using the purchase method of accounting (see Note
24). Accordingly, the assets acquired and the liabilities assumed have been recorded at their estimated fair values, and the operations for Sinar are included in the consolidated financial statements of the Company from the date of acquisition. The following is an unaudited pro forma summary of the combined results of operations of the Group and Sinar for the year ended December 31, 1999 as if the acquisition had occurred as of January 1, 1999. The unaudited pro forma summary is not necessarily indicative either of the results of operations that would have occurred had the acquisition been made as of January 1, 1999, or of future results of operations of the combined companies.

                                                                                                  $'000
                                                                                               (unaudited)
Pro forma combined net sales                                                                $          43,040
Pro forma combined net income                                                                           2,749
Pro forma combined basic and diluted earnings per common share - net income                              0.55


3.                SUBSIDIARIES

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of December 31, 1999 were as follows:

                                                              Percentage of
                                                                effective
                                              Place of           equity
                 Name                      incorporation      interest held         Principal activities
----------------------------------------  -----------------  ----------------  --------------------------------------
Creative Master Limited                      Hong Kong            100%         Manufacturing and sales of
                                                                                 collectible replica products

Excel Master Limited                         Hong Kong            100%         Sales of collectible replica
                                                                                 products

Creative Master Overseas Holdings            Hong Kong            100%         Investment holding
   Limited

Creative Master Special Holdings             Hong Kong             70%         Sales of collectible replica
   Limited                                                                       products

Mastercraft Engineering Limited (Note        Hong Kong             70%         Manufacturing of molds
   b)

Carison Engineering Limited                  Hong Kong             70%         Manufacturing of molds
   (Note c)

Techtime Industries Limited                  Hong Kong             55%         Manufacturing of collectible
                                                                                 replica products

Sinar Industrial Limited                     Hong Kong             55%         Design and marketing of
                                                                                 computer  and video game
                                                                                 peripherals

Sports Master Limited                        Hong Kong             50%         Dormant

High Road Solution Limited (Note d)          Hong Kong            38.5%        Dormant

Titan Industrial Limited (Note d)            Hong Kong             33%         Sales of computer game
                                                                                 peripherals

Dongguan Chuangying Toys Factory Co.,         The PRC            Note a        Manufacturing of collectible
   Ltd.                                                                          replica products

Creative Master Special Holdings Inc.       The British           100%         Dormant
                                           Virgin Islands

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


Notes -  (Cont'd)

c. Effective from May 20, 1998, Carison Limited changed its name to Carison Engineering Limited, the present one.

d. High Road Solution Limited and Titan Industrial Limited are considered as subsidiaries of the Company as Sinar Industrial Limited owned 70% and 60% of their equity interest, respectively.



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its subsidiaries and its contractual joint venture which is considered as a de facto subsidiary. All material intra-group balances and transactions have been eliminated on consolidation.

b.       GOODWILL

         Goodwill, being the excess of cost over the fair value of the Group's share of net assets of subsidiaries acquired, is amortized on a straight-line basis over ten years. The amortization recorded during the years ended December 31, 1997, 1998 and 1999 was approximately $62,000, $94,000 and $105,000, respectively. Accumulated amortization as of December 31, 1998 and 1999 was approximately $233,000 and $338,000, respectively.

         Management reviews and evaluates the recoverability of goodwill periodically as part of its assessment of the recoverability of the Group's share of net assets of subsidiaries to which it relates. The determinants used for this evaluation include management's estimate of the business ability to generate positive income from operations and positive cash flows in future periods. In the opinion of the management, no material impairment exists as of December 31, 1999.

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


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

e.       MACHINERY, EQUIPMENT AND CAPITAL LEASES

         Machinery, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance cots are expensed as incurred.

         Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: machinery and tools - 3 to 10 years, leasehold improvements - 3 to 10 years, furniture and office equipment - 3 to 5 years, and motor vehicles - 3 to 4 years.

         The carrying value of machinery and equipment is assessed annually and when factors indicating a potential impairment are present. The Group determines whether any such impairment should be recorded by estimating the undiscounted future cash flows and comparing such amount to the net asset carrying value. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

f.       DEFERRED EXPENDITURES

         Deferred expenditures reported as of December 31, 1998 represented pre-operating costs incurred for new production facilities, which were previously deferred and amortized on a straight-line basis over three years. No amortization was recorded for the years ended December 31, 1997 and 1998.

         Effective from January 1, 1999, the Group has adopted Statement of Position 98-5 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which requires all pre-operating costs to be charged to expense when incurred. Accordingly, deferred expenditures of $201,000, net of tax, were written off as a cumulative effect of accounting change in the consolidated statements of operations for the year ended December 31, 1999.

g.       NET SALES

         Net sales represent the invoiced value of merchandise/molds supplied to customers, net of sales returns and allowances. Sales are recognized upon delivery of goods and passage of title to customers.

         Deposits or advanced payments from customers prior to delivery of goods and passage of title of merchandise/molds are recorded as deposits from customers.

h.       INCOME TAXES

         The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

i.       OPERATING LEASES

         Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

j.       COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, which establishes guidance for the reporting and disclosure of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders. Adoption of the standard had no economic impact on the Company's consolidated financial position, results of operations or cash flows, although the presentation of certain items has changed. The components of accumulated other comprehensive income included in the consolidated balance sheets consist of cumulative translation adjustments as of the end of each year. Prior year financial statements have been restated to conform to the requirements of SFAS No. 130.

k.       FOREIGN CURRENCY TRANSLATION

         The translation of the financial statements of subsidiaries into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative translation adjustments. Aggregate (losses) gains from foreign currency transactions included in the statements of operations for the years ended December 31, 1997, 1998 and 1999 were approximately $(47,000), $(16,000) and $10,000, respectively.

l.       EARNINGS PER COMMON SHARE

         Basic earnings per common share is computed in accordance with SFAS No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years, as if the common stock issued for the acquisition of CML (see Note 1) and the reverse stock splits and the redenominations of par value (see Note 17) had been consummated prior to the years presented.

         The computation of diluted earnings per common share is similar to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive securities outstanding during the years were exercised.

         The basic and diluted earnings per common share were the same for the years presented because no dilutive securities were outstanding or exercisable as of December 31, 1997 and 1998, and the options and warrants outstanding during 1999 (see Note 17) had no dilutive effect. The numerator in calculating both basic and diluted earnings per share for each year is the reported net income. The denominator is based on the following weighted-average number of common shares:


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont'd)

l.       EARNINGS PER COMMON SHARE  (Cont'd)

                                                  1 9 9 7                1 9 9 8                1 9 9 9
                                             ------------------     ------------------     ------------------
        Basic                                        3,605,294              3,776,719              4,999,322
        Diluted                                      3,605,294              3,776,719              4,999,322

m.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about potential future events that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates and assumptions.

n.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         All financial instruments of the Group are carried at cost, which approximate their fair value.



5.       ACCOUNTS RECEIVABLE

Accounts receivable consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Trade receivables                                                                5,125                  5,820
Less: Allowance for doubtful accounts                                             (782)                (1,102)
                                                                     -------------------    ------------------

Accounts receivable, net                                                         4,343                  4,718
                                                                     ===================    ==================


6.        DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Deposits for acquisition of molds                                                  219                    298
Rental and utility deposits                                                        229                    266
Prepayments                                                                        224                    298
Others                                                                               9                    522
                                                                     -------------------    ------------------

                                                                                   681                  1,384
                                                                     ===================    ==================


7.        INVENTORIES

Inventories consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Raw materials                                                                    1,753                  2,428
Work-in-process                                                                  1,226                  1,413
Finished goods                                                                   1,124                    988
                                                                     -------------------    ------------------

                                                                                 4,103                  4,829

Less: Allowance for slow-moving and obsolete inventories                          (316)                  (138)
                                                                     -------------------    ------------------

Inventories, net                                                                 3,787                  4,691
                                                                     ===================    ==================


8.        MACHINERY, EQUIPMENT AND CAPITAL LEASES

Machinery, equipment and capital leases consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Machinery and equipment:
    Machinery and tools                                                          4,930                  8,768
    Leasehold improvements                                                       1,415                  2,112
    Furniture and office equipment                                                 827                  1,589
    Motor vehicles                                                                  85                    154
Capital leases:
    Machinery and tools                                                            623                    497
    Furniture and office equipment                                                  32                     44
    Motor vehicles                                                                   -                     32
                                                                     -------------------    ------------------

Cost                                                                             7,912                 13,196

Less: Accumulated depreciation
       Machinery and equipment                                                  (2,220)                (3,779)
       Capital leases                                                              (29)                  (101)
                                                                     -------------------    ------------------

Machinery, equipment and capital leases, net                                     5,663                  9,316
                                                                     ===================    ==================

9.       LONG-TERM INVESTMENT

Long-term investment represented a 9.6% interest in Target Vision Inc. (a company incorporated in the State of Delaware, United States of America), which was principally engaged in the sale of communication systems. The carrying cost of the long-term investment represented:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Long-term investment                                                               685                      -
Less: Write-down of investment cost                                               (684)                     -
                                                                     -------------------    ------------------

Long-term investment, net                                                            1                      -
                                                                     ===================    ==================

In April 1999, the Company disposed of its entire interest in Target Vision Inc. for approximately $144,000 in cash, and recognized a gain of approximately $143,000.



10.      GOODWILL

Goodwill consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Goodwill                                                                           949                  1,179
Less: Accumulated amortization                                                    (233)                  (338)
                                                                     -------------------    ------------------

Goodwill, net                                                                      716                    841
                                                                     ===================    ==================


11.      SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Short-term loans                                                                   456                    556
Import trust receipts loans                                                        606                    594
                                                                     -------------------    ------------------

                                                                                 1,062                  1,150
                                                                     ===================    ==================

Short-term bank borrowings are denominated in Hong Kong dollars and bear interest at the Hong Kong prime lending rate plus 1.5% to 4.3% or the United States prime lending rate plus 2.3%, which ranged from 10.0% to 10.8% per annum as of December 31, 1999. They were collaterized by the Group's bank deposits of approximately $632,000 as of December 31, 1999, personal guarantees provided by Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong, mortgage over a real estate property owned by Mr. Carl Ka Wing Tong, and corporate guarantee provided by Acma Strategic Holdings Limited (see Note 20). They were drawn for working capital purposes and are renewable with the consent of the relevant banks.


Supplemental information with respect to short-term bank borrowings for the years ended December 31, 1998 and 1999 are as follows:

                                                                              Weighted
                                                                              average           Weighted
                                      Maximum amount     Average amount    interest rate         average
                                       outstanding        outstanding      at the end of      interest rate
                                     during the year    during the year         year         during the year
                                     -----------------  ----------------- -----------------  ----------------
                                          $'000              $'000
YEAR ENDED DECEMBER 31, 1999

Short-term loans                                 556                436             10.5%              10.0%
                                     =================  ================= =================  ================

Import trust receipts loans                      714                538              9.3%               9.0%
                                     =================  ================= =================  ================

YEAR ENDED DECEMBER 31, 1998

Overdrafts                                        49                  6              -                 14.2%
                                     =================  ================= =================  ================

Short-term loans                                 609                433             10.5%              11.6%
                                     =================  ================= =================  ================

Import trust receipts loans                    1,426                990             10.0%              10.6%
                                     =================  ================= =================  ================


12.               CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital leases, together with the present value of the minimum lease payments, are:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Payable during the following period
    -  Within one year                                                             221                    233
    -  Over one year but not exceeding two years                                   215                    108
    -  Over two years but not exceeding three years                                105                      -
                                                                     -------------------    ------------------

Total minimum lease payments                                                       541                    341
Less: Amount representing interest                                                 (80)                   (35)
                                                                     -------------------    ------------------

Present value of minimum lease payments                                            461                    306
Less: Current portion                                                             (173)                  (202)
                                                                     -------------------    ------------------

Non-current portion                                                                288                    104
                                                                     ===================    ==================

13.      ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Accruals for operating expenses
    -  Salaries, wages and bonus                                                 1,251                  1,244
    -  Subcontracting charges                                                      471                    161
    -  Rental expense                                                               21                     18
    -  Others                                                                      169                    262
Accrual for common stock issuance expenditures                                     100                      -
Accruals for purchases of
    -  loose tools and consumables                                                 588                    365
    -  machinery and tools                                                         181                      -
Others                                                                             133                    152
                                                                     -------------------    ------------------

                                                                                 2,914                  2,202
                                                                     ===================    ==================


14.      INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The Company is subject to United States federal income tax at a rate of 34%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%.

The contractual joint venture established in the PRC (Dongguan Chuangying Toys Factory Co., Ltd.) is subject to PRC income taxes at a rate of 27% (24% state income tax and 3% local income tax). However, the joint venture is exempted from state and local income taxes for two years starting from the first year of profitable operations. and it is entitled to a 50% reduction in national income tax for the next three years. The first profitable year of operations for Dongguan Chuangying Toys Factory Co., Ltd. was the year ended December 31, 1997. If the tax holiday had not existed, the Group's income tax expense would have been increased by approximately $8,000, $55,000 and $2,800 for the years ended December 31, 1997, 1998 and 1999, respectively.

Provision for income taxes consisted of:

                                                    1 9 9 7               1 9 9 8               1 9 9 9
                                               -------------------   -------------------   -------------------
Current tax
     -  Hong Kong profits tax                                 72                   191                   325
     -  Special rebate by Government of
           Hong Kong Special Administrative
           Region                                              -                     -                   (70)
     -  PRC income tax                                         -                     -                     3

Deferred tax
    -  Hong Kong profits tax                                  58                   163                   179
                                               -------------------   -------------------   -------------------

                                                             130                   354                   437
                                               ===================   ===================   ===================

The reconciliation of the United States federal income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statements of operations is as follows:

                                                        1 9 9 7             1 9 9 8             1 9 9 9
                                                    -----------------   -----------------   -----------------
United States federal income tax rate                       34.0%               34.0%               34.0%

Non-taxable income arising from activities
    which qualified as offshore                             (6.0%)             (12.1%)             (10.4%)

Non-taxable/non-deductible activities                       (3.6%)              (1.2%)               2.0%

Tax losses not recognized                                    7.7%                6.0%                2.9%

Effect of different tax rates in foreign
    jurisdictions                                          (19.1%)             (18.0%)             (18.0%)
                                                    -----------------   -----------------   -----------------

Effective income tax rate                                   13.0%                8.7%               10.5%
                                                    =================   =================   =================

Components of deferred tax liabilities as of December 31, 1998 and 1999 are as follows:

                                                                          1 9 9 8                1 9 9 9
                                                                     -------------------    ------------------
                                                                           $'000                  $'000
Cumulative tax losses                                                              (35)                  (166)

Accumulated differences between taxation allowance and
    depreciation expenses of machinery and equipment                               263                    575

Other timing differences                                                            (8)                   (10)
                                                                     -------------------    ------------------

                                                                                   220                    399
                                                                     ===================    ==================


15.      REORGANIZATION EXPENSE

The reorganization expense in 1997 consisted of (i) the valuation of $199,000 placed on the 229,488 shares of common stock of the Company (after the effect of reverse stock splits and the redenominations of par value as described in Note
17) transferred from Mr. Leo Sheck Pui Kwok, Mr. Carl Ka Wing Tong and ASHL, to a consultant in return for his services in connection with Company's acquisition of CML as described in Note 1 (these 229,488 shares are included in the 3,604,500 shares of common stock issued in connection with the Company's acquisition of CML as described in Note 1), and (ii) other professional fees for the acquisition of CML.


16.      COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, consisted of:

                                                    1 9 9 7               1 9 9 8               1 9 9 9
                                               -------------------   -------------------   -------------------
                                                     $'000                 $'000                 $'000
Net income                                                   788                 3,056                 2,681

Other comprehensive income -
    Translation adjustments                                   (4)                    -                     -
                                               -------------------   -------------------   -------------------

Comprehensive income                                         784                 3,056                 2,681
                                               ===================   ===================   ===================


17.      SHARE CAPITAL AND STOCK OPTIONS

a.       COMMON STOCK

         During the period from January 1, 1997 (the earliest date covered by these financial statements) to December 29, 1997, the Company had authorized share capital of 50,000,000 shares of common stock, par value $0.0001 each, and 1,937,452 shares of common stock outstanding.

         On December 30, 1997, the Company issued 48,060,000 shares of common stock, par value $0.0001 each, to the stockholders of CML in connection with its acquisition of CML as described in Note 1. On March 2, 1998, the authorized capital of the Company was increased to 60,000,000 shares of common stock, par value $0.0001 each. On March 12, 1998, the Company effected a one-for-ten reverse stock split and a redenomination of par value in share capital, resulting in 60,000,000 share of common stock, par value $0.0001 each, authorized and 4,999,746 shares of common stock outstanding. On December 14, 1998, the Company effected a three-for-four reverse stock split and a redenomination of par value in share capital, resulting in 3,749,322 shares of common stock, par value $0.0001 each, outstanding. Also, on December 14, 1998, the authorized share capital of the Company was decreased from 60,000,000 to 25,000,000 shares of common stock, par value $0.0001 each, and 5,000,000 shares of preferred stock, par value $0.0001 each.

         On December 24, 1998, the Company issued 1,250,000 shares of common stock, for a cash consideration of $5 per share through a public offering and raised net proceeds of approximately $4,383,000.

         The effects of the one-for-ten reverse stock split, the three-for-four reverse stock split, and the redenominations of par value in share capital have been reflected retroactively in the financial statements and all earnings per common share computations.


17.      SHARE CAPITAL AND STOCK OPTIONS  (Cont'd)

b.       OPTIONS

         The Company has reserved an aggregate of 420,000 shares of common stock, for issuance under the Company's 1998 stock option plan, which will expire in September 2008.

         In December 1998, the Company granted stock options under the 1998 stock option plan to purchase 340,500 shares of common stock, par value $0.0001 each, at an exercise price of $5, which was equal to the public offering price of its common stock on December 24, 1998. The stock options are exercisable according to a pre-determined vesting schedule beginning in 1999. The options expire on December 23, 2006.

         Changes in outstanding options under the plan during the years ended December 31, 1998 and 1999 are as follows:

                                                      1 9 9 8                            1 9 9 9
                                         ----------------------------------  ---------------------------------
                                             Options       Exercise price       Options       Exercise price
                                         ----------------  ----------------  ---------------  ----------------
                                                                  $                                  $
         Outstanding, beginning of year                -                 -           340,500             5.00

         Granted at market price                 340,500              5.00                 -             -
                                         ----------------  ----------------  ---------------  ----------------

         Outstanding, end of year                340,500              5.00           340,500             5.00
                                         ================  ================  ===============  ================

         Exercisable, end of year                      -              5.00           131,250             5.00
                                         ================  ================  ===============  ================

         The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, under which no compensation expense for stock options is recognized for stock option awards granted with exercise price at or above fair market value. On December 24, 1998, the exercise price of the granted options was equal to the public offering price at the same date. Therefore, no compensation expense was recognized.

         Had compensation expense for the Company's stock option grants been determined based upon fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net income during the years ended December 31, 1998 and 1999 would be approximately $3,056,000 and $2,480,000, respectively. The Company's pro forma basic and diluted earnings per common share - net income would both be approximately $0.81 for the year ended December 31, 1998 and approximately $0.50 for the year ended December 31, 1999. The pro forma effects of applying SFAS No. 123 may not be representative of actual results had the Company accounted for stock option awards using the fair-value-based method.

         The weighted average fair value of options granted during the years ended December 31, 1998 is estimated on the date of grant using the Black-Scholes option-pricing model to be $4.73. The fair value of the options granted is estimated on the date of grant using the following assumptions:

        Risk-free interest rate                                     6%
        Expected dividend yield                                     0%
        Expected option life                                   8 years
        Expected stock price volatility                         73.08%


17.      SHARE CAPITAL AND STOCK OPTIONS  (Cont'd)

b.       OPTIONS  (Cont'd)

         A summary of stock options outstanding and exercisable as of December 31, 1999 is as follows:

                                         Options outstanding                      Options exercisable
                           ------------------------------------------------  -------------------------------
                                              Weighted
                                              average          Weighted                         Weighted
                              Number         remaining         average          Number          average
         Exercise price     outstanding    life in years    exercise price    exercisable    exercise price
         ----------------  --------------  ---------------  ---------------  --------------  ---------------
         $         5.00           340,500            5.98   $         5.00          131,250  $         5.00

c.       WARRANTS

         In connection with the initial public offering, the Company issued warrants on February 10, 1999 to the representative underwriter of the Company's public offering for a consideration of $125 to purchase up to 125,000 shares of common stock, at an exercise price of $8.25 per share, which is equal to 1.65 times the public offering price. The warrants are exercisable for a period of four years beginning December 24, 1999.



18.      OPERATING LEASE COMMITMENTS

a.       CAPITAL COMMITMENTS

         As of December 31, 1999, the Group had capital commitments amounting to approximately $468,000, for the acquisition of fixed assets.

b.       OPERATING LEASE COMMITMENTS

         The Group has various operating lease agreements for office, factory and staff quarters premises, which extend through 2008. Rental expenses for the years ended December 31, 1997, 1998 and 1999 were approximately $602,000, $703,000 and $1,066,000, respectively. Future minimum rental payments as of December 31, 1999, under agreements classified as operating leases with non-cancellable terms, are as follows:

                                                                                                  $'000

        Payable during the following period
            -  Within one year                                                                         1,238
            -  Over one year but not exceeding two years                                               1,167
            -  Over two years but not exceeding three years                                            1,048
            -  Over three years but not exceeding four years                                             920
            -  Over four years but not exceeding five years                                              769
            -  Thereafter                                                                                992
                                                                                           ------------------

                                                                                                       6,134
                                                                                           ==================


19.      RETIREMENT PLAN

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities to these employees.

From January 1, 1997, the employees in Hong Kong, after completing a probation period, may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and its Hong Kong employees make monthly contributions to the plan of 5% of the employees' basic salaries. The Hong Kong employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's contributions (net of forfeited contributions) for the years ended December 31, 1997, 1998 and December 31, 1999 was approximately $50,000, 68,000 and $103,000, respectively.

The Group has no other post-retirement or post-employment benefit plans.



20.      BANKING FACILITIES

As of December 31, 1999, the Group had banking facilities of approximately $2,737,000, for overdrafts, loans and trade financing. Unused facilities as of December 31, 1999 amounted to approximately $1,276,000. These facilities were secured by:

a. Pledges of the Group's bank deposits of approximately $632,000 as of December 31, 1999;

b. Personal guarantees provided by Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong;

c.       Mortgage over a real estate property owned by Mr. Carl Ka Wing Tong;
         and

d.       Corporate guarantee provided by ASHL.


21.      RELATED PARTY TRANSACTIONS

a. The Group entered into the following transactions with related companies:

                                                         1 9 9 7             1 9 9 8            1 9 9 9
                                                     -----------------  ------------------ ------------------
                                                          $'000               $'000              $'000
         Management fee paid to ASHL                              115                116                  -

         Consultancy/Management fees paid to Carl
             Tong & Associate Management
             Consultancy Limited*                                   -                 61                227

         Purchase of machinery and tools from
             Faithera Engineering Limited**                         -                362                  -
                                                     =================  ================== ==================

         * Carl Tong & Associate Management Consultancy Limited is beneficially owned by Mr. Carl Ka Wing Tong.

         ** Faithera Engineering Limited is beneficially owned by certain minority stockholders of Mastercraft Engineering Limited.

b.       Loans from directors as of December 31, 1998 and 1999 consisted of:

                                                                         1 9 9 8                1 9 9 9
                                                                    ------------------     ------------------
                                                                          $'000                  $'000
        Mr. Leo Sheck Pui Kwok                                                    435                    321
        Mr. Carl Ka Wing Tong                                                     231                    186
                                                                    ------------------     ------------------

        Total loans from directors                                                666                    507
        Less: current portion                                                    (222)                  (267)
                                                                    ------------------     ------------------

        Non-current portion                                                       444                    240
                                                                    ==================     ==================

         The loans from directors are unsecured and non-interest bearing. Prior to October 1, 1998, the loans from directors had no pre-determined repayment terms. On October 1, 1998, the directors agreed to convert the outstanding loan balances to term loans to be repayable by six equal semi-annual installments commencing March 31, 1999.

c. As of December 31, 1999, the Group's banking facilities were secured by personal guarantees provided by Mr. Leo Sheck Pui Kwok and Mr. Carl Ka Wing Tong; mortgage over a real estate property owned by Mr. Carl Ka Wing Tong; and corporate guarantee provided by ASHL (see Notes 11 and 20).



22.      BUSINESS SEGMENT AND GEOGRAPHIC ANALYSIS

The Group is principally engaged in two business segments : (i) manufacturing and sales of collectible-quality, die-cast replica products; and (ii) design and marketing of computer and video game peripherals.

a.       NET SALES

         Net sales consisted of:

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        Collectible replica products                        16,211              33,633              37,283

        Computer and video game peripherals                      -                   -               3,385
                                                   -----------------   -----------------   ------------------

                                                            16,211              33,633              40,668
                                                   =================   =================   ==================
         Geographical analysis of net sales is as follows:

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        United States of America                            16,089              29,085              25,796
        Europe                                                 122               4,548              13,042
        Others                                                   -                   -               1,830
                                                   -----------------   -----------------   ------------------

                                                            16,211              33,633              40,668
                                                   =================   =================   ==================
b.       OPERATING PROFIT*

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        Collectible replica products                         1,525               3,936               3,752
        Computer and video game peripherals                      -                   -                 110
                                                   -----------------   -----------------   ------------------

                                                             1,525               3,936               3,862
                                                   =================   =================   ==================

         * Operating profit represent gross profit less selling, general and administrative expenses and amortization of goodwill.


22.      BUSINESS SEGMENT AND GEOGRAPHIC ANALYSIS  (Cont'd)

c.       IDENTIFIABLE ASSETS**

                                                                            1 9 9 8             1 9 9 9
                                                                        -----------------   -----------------
                                                                             $'000               $'000
        Collectible replica products                                             19,751              20,080
        Computer and video game peripherals                                           -               1,529
                                                                        -----------------   -----------------

                                                                                 19,751              21,609
                                                                        =================   =================

         **       Identifiable assets represent total assets less goodwill.

         Substantially all of the Group's identifiable assets are located in Hong Kong and the PRC.

d.       CAPITAL EXPENDITURES

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        Collectible replica products                            24               2,470               5,039
        Computer and video game peripherals                      -                   -                 196
                                                   -----------------   -----------------   ------------------

                                                                24               2,470               5,235
                                                   =================   =================   ==================
e.                DEPRECIATION AND AMORTIZATION

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        Collectible replica products                           531                 799               1,687
        Computer and video game peripherals                      -                   -                  69
                                                   -----------------   -----------------   ------------------

                                                               531                 799               1,756
                                                   =================   =================   ==================

f.       MAJOR CUSTOMERS

         Details of individual customers accounting for more than 10% of the Group's net sales are as follows:

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        MBI Inc.                                            64.2%               36.7%               22.7%
        Paul's Model Art GmbH                                -                   8.2%               15.8%
        Mattel Vendor Operations Asia Ltd.                  14.8%               24.1%                9.3%
                                                   =================   =================   ==================

22.      BUSINESS SEGMENT AND GEOGRAPHIC ANALYSIS  (Cont'd)

g.       MAJOR SUPPLIERS

         Details of individual suppliers accounting for more than 10% of the Group's purchases are as follows:

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        Manfield Coatings Co., Ltd.                           9.0%               9.4%               11.5%
        Genesis Off-set Printing Co., Ltd.                    8.5%               7.8%               11.1%
        Trident Alloys Limited                                -                  -                  10.0%
                                                   =================   =================   ==================


23.      OPERATING RISKS

a.       COUNTRY RISK

         The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

         On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("the Hong Kong SAR"). As stated in the Basic Law of the Hong Kong SAR, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Group's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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


c.       CONCENTRATION OF CREDIT RISK

         Concentration of accounts receivable as of December 31, 1998 and 1999 is as follows:

                                                                         1 9 9 8                1 9 9 9
                                                                    ------------------     ------------------
        Five largest accounts receivable                                       80.1%                  65.9%
                                                                    ==================     ==================

         The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.



24.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a. In October 1997, CML acquired a 100% interest in Mastercraft Engineering Limited for a cash consideration of $1,000. Details of assets acquired and liabilities assumed were as follows:

                                                                                                 $'000
        Deposits and prepayments                                                                         110
        Inventories                                                                                      223
        Machinery, equipment and capital leases, net                                                     361
        Bank overdrafts                                                                                   (3)
        Short-term bank loans                                                                           (184)
        Accounts payable                                                                                (162)
        Accrued liabilities                                                                             (161)
        Due to a related company                                                                        (363)
        Capital lease obligations                                                                       (297)
                                                                                           ------------------

        Net liabilities assumed as of the date of acquisition                                           (476)
        Goodwill                                                                                         477
                                                                                           ------------------

        Consideration satisfied in cash                                                                    1
                                                                                           ==================

        Net cash outflow:
            Cash paid                                                                                      1
                                                                                           ==================

24.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION  (Cont'd)

b. In July 1999, CML acquired a 55% interest in Sinar Industrial Limited for a cash consideration of approximately $265,000. Details of assets acquired and liabilities assumed were as follows:

                                                                                                 $'000
        Cash and bank deposits                                                                           396
        Accounts receivable, net                                                                       1,032
        Deposits and prepayments                                                                         190
        Machinery, equipment and capital leases, net                                                     143
        Accounts payable                                                                              (1,530)
        Accrued liabilities                                                                             (130)
        Taxation payable                                                                                 (37)
                                                                                           ------------------

        Net assets of Sinar Industrial Limited                                                            64
        The Group's share                                                                                55%
                                                                                           ------------------

        Net assets acquired as of the date of acquisition                                                 35
        Goodwill                                                                                         230
                                                                                           ------------------

        Consideration satisfied in cash                                                                  265
        Less: Cash and bank deposits acquired                                                           (396)
                                                                                           ------------------

        Net cash inflow:
            Cash received                                                                                131
                                                                                           ==================

c. Cash paid for interest and income taxes consisted of:

                                                       1 9 9 7             1 9 9 8              1 9 9 9
                                                   -----------------   -----------------   ------------------
                                                        $'000               $'000                $'000
        Interest                                                216                 283                 139
                                                   =================   =================   ==================

        Income taxes                                             75                  70                 207
                                                   =================   =================   ==================

d. Supplemental disclosure of investing activities:

         During the years ended December 31, 1997, 1998 and 1999, the Group entered into capital lease arrangements to purchase machinery and equipment with a capital value of approximately $835,000, $757,000 and $30,000, respectively.


25.      OTHER SUPPLEMENTAL INFORMATION

The following items were included in the consolidated statements of operations:

                                                        1 9 9 7             1 9 9 8             1 9 9 9
                                                    -----------------   -----------------   -----------------
                                                         $'000               $'000               $'000
Depreciation of machinery and equipment
    -  owned assets                                             122                 404               1,581
    -  assets held under capital leases                         347                 301                  70

Provision for/write-off of doubtful accounts                     15                 553                 320

Provision for (write-back) of slow-moving and
    obsolete inventories                                         84                 205                (178)

Interest expense for
    -  bank overdrafts and loans                                107                 152                  90
    -  capital lease obligations                                109                 131                  49

Operating lease rentals for rented premises                     602                 703               1,066

Repairs and maintenance expenses                                266                 356                 399
                                                    =================   =================   =================


26.      SUBSEQUENT EVENT

On February 17, 2000, the Company entered into a Share Exchange Agreement to acquire all the outstanding capital stock of PacificNet.com LLC ("PNC"), a company incorporated in the State of Minnesota. PNC is a privately-held Internet start-up company headquartered in Minneapolis, Minnesota and Hong Kong that focuses on trans-Pacific business-to-business electronic commerce. In consideration for this acquisition, the Company expects to issue 21,000,000 shares of its common stock to the owners of PNC, which would represent approximately 80% of the total number of shares expected to be outstanding immediately following the acquisition.

The Company and PNC are currently preparing a supplement to the Share Exchange Agreement to document the parties' understanding of certain details of the proposed acquisition. The consummation of the proposed transaction is subject to the execution of the supplement, receipt of a fairness opinion from the Company's financial advisor, approval of the Company's shareholders and other customary conditions.

If the transaction is consummated, it is anticipated that the Company's primary business focus will be business-to-business electronic commerce instead of its current focus as set forth in Note 22. PNC has indicated its interest in disposing of the Company's current business following completion of the acquisition. In light of this, a management group led by the Company's Chief Executive Officer, Mr. Carl Ka Wing Tong, has indicated an interest in negotiating a purchase of the current business. However, neither the Company or PNC have entered into any formal understanding or arrangement with respect to a disposition of the current business, nor is it expected that any such disposition will be a condition to the acquisition of PNC.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CREATIVE MASTER INTERNATIONAL


Date:  March 28, 2000         By:   /s/ CARL KA WING TONG
                                     ---------------------
                                     Carl Ka Wing Tong,
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                             DATE
---------                                   -----                                             ----
  /s/ CARL KA WING TONG                     Chairman of the Board, President,             March 28, 2000
------------------------------------
Carl Ka Wing Tong                           and Chief Executive Officer (principal
                                            executive officer)

  /s/ JOHN REMPEL                           Chief Financial Officer (principal            March 28, 2000
------------------------------------
John Rempel                                 financial officer)

  /s/ SHING KAM MING                        Controller (principal accounting              March 28, 2000
------------------------------------
Shing Kam Ming                              officer)

  /s/ LEO SHECK PUI KWOK                    Chief Operating Officer and                   March 28, 2000
------------------------------------
Leo Sheck Pui Kwok                          Director

  /s/ CLAYTON K. TRIER                      Director                                      March 28, 2000
------------------------------------
Clayton K. Trier

  /s/ STEVE GORDON                          Director                                      March 28, 2000
------------------------------------
Steve Gordon

                                INDEX TO EXHIBITS

Exhibit
NUMBER        DESCRIPTION
3.3      Amendment to the By Laws of the Company.
23       Consent of Arthur Andersen & Co.
27       Financial Data Schedule.