Form 10KSB40/A
period 1999-12-31
CREATIVE MASTER INTERNATIONAL INC
filed 2000-04-28
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year: $40,668,000

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $19,662,456, based upon the closing sale price of $6.188 as reported by The Nasdaq National Market on such date.

There were 4,999,322 shares of the Company's common stock outstanding on March 27, 2000.

Transitional Small Business Disclosure Format (check one): YES / /  NO /X/

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.
------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT OF THE COMPANY

         The executive officers and directors of the Company and their ages and positions as of April 18, 2000 are as follows:


   EXECUTIVE OFFICERS
   AND DIRECTORS (1)                 AGE       POSITION
   -----------------                 ---       --------
   Carl Ka Wing Tong                  49       President, Chief Executive Officer and Chairman of the Board
   Leo Sheck Pui Kwok                 44       Chief Operating Officer and Director
   John Rempel                        44       Chief Financial Officer and Assistant Secretary
   Shing Kam Ming                     38       Senior Vice-President, Controller and Secretary
   Steve Gordon                       45       Director
   Clayton K. Trier                   48       Director


   -----------------------------
   (1) Each of the executive officers of the Company also serves in various corresponding capacities with Creative Master Limited, the Company's wholly-owned Hong Kong subsidiary ("CML"), or subsidiaries of CML.

         Carl Ka Wing Tong has been the Chairman, Chief Executive Officer and President of the Company since December 1997. He also served as Secretary from December 1997 to September 1998 and as Chief Financial Officer from September 1998 to November 1998. He also serves as a director of Acma Strategic Holdings Limited. Mr. Tong co-founded CML in 1986. From 1993 to 1995, he also served as Chief Financial Officer of ZIC Holdings Limited, the holding company of Zindart Industrial Co. Ltd., a manufacturer of toys and collectibles. Prior to founding CML, from 1985 to 1987, Mr. Tong was Vice President of Citibank, N.A.'s Institutional Banking, Specialized Finance Group. In addition, from 1977 to 1985, Mr. Tong was a certified public accountant with Arthur Andersen & Co. in United Kingdom and Hong Kong, where his last position was Senior Manager, Audit Division. He is a certified public accountant in Hong Kong and a chartered accountant in the United Kingdom.

         Leo Sheck Pui Kwok has been the Chief Operating Officer and a director of the Company since December 1997. Mr. Kwok co-founded CML in 1986. Before founding CML, Mr. Kwok worked for the Hallmark Group in Asia from 1980 to 1987, where his last position was as the Chief Merchandise Manager.

         John Rempel has been Chief Financial Officer of the Company since November 1998 and Assistant Secretary of the Company since February 1999. Prior to joining the Company, from 1995 to November 1998, Mr. Rempel founded and managed the consulting division of Infocan

Computer (HK) Limited, an information technology solution provider, specializing in financial and material requirements planning system design and implementation. Between 1990 and 1995, Mr. Rempel was the Chief Financial Officer of a division of Lai Sun Group, a publicly-listed company in Hong Kong. He is a Canadian Chartered Accountant and a Fellow of the Hong Kong Society of Accountants. Mr. Rempel served with Arthur Andersen & Co. in Canada and Bermuda from 1978 to 1981 and with Ernst & Whinney in Hong Kong from 1982 to 1985.

         Shing Kam Ming has been the Senior Vice-President of the Company since January 1998 and Secretary of the Company since February 1999. He also served as Chief Financial Officer until September 1998, when he was appointed Controller. Mr. Shing joined CML in March 1993 as Manager - Finance and Administration.

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

         Clayton K. Trier has been a director of the Company since February 1999. Since 1997, Mr. Trier has been a private investor. Mr. Trier also currently serves as a director of Pentacon, Inc. (NYSE: JIT). From 1993 through 1997, Mr. Trier served as the Chairman and Chief Executive Officer of U.S. Delivery Systems, a NYSE-listed local delivery company with offices nationwide. He founded U.S. Delivery Systems in 1993. U.S. Delivery Systems was acquired by Corporate Express Inc. in March 1996. From 1987 to 1991, Mr. Trier was co-Chief Executive Officer and President of Allwaste, Inc., a NYSE-listed company engaged in waste management. Mr. Trier was a Certified Public Accountant with Arthur Andersen & Co. in Houston, Texas and Hong Kong from 1974 to 1987, and was a partner there from 1983 to 1987.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company with respect to any required Form 5 filings, the Company believes that during the year ended December 31, 1999, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation earned by each person who served as the Company's Chief Executive Officer during the year ended December 31, 1999 and three other executive officers (together, the "named executive officers") whose compensation exceeded $100,000 for that year.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                           Compensation
                                                                                             Awards -
                                       Annual Compensation                                  Securities
                             ----------------------------------------     Other Annual      Underlying
Name and Principal Position    Year         Salary           Bonus        Compensation   Options/SARs(#)
---------------------------  ----------------------------------------     ------------   ---------------
Carl Ka Wing Tong              1999        $227,000(1)         --              --               --
   President and Chief         1998        $177,000(2)         --              --         112,500 shares
   Executive Officer           1997        $115,000(3)         --              --               --

Leo Sheck Pui Kwok             1999        $113,000            --          $82,000(4)           --
   Chief Operating Officer     1998         $77,000          $27,000       $84,000(4)     82,500  shares
                               1997         $46,000           $4,000       $61,000(4)           --

John Rempel                    1999        $136,000            --              --               --
   Chief Financial Officer     1998          $8,000            --              --         22,500  shares
   and Assistant Secretary     1997              --            --              --               --

Shing Kam Ming                 1999        $115,000            --              --               --
   Senior Vice-President,      1998         $96,000            --              --         22,500  shares
   Controller and Secretary    1997         $70,000            --              --               --
----------------------------

(1) Represents fees paid to Carl Tong & Associate Management Consultancy Limited. See "Certain Relationships and Related Transactions - Tong Consulting Arrangement."
(2) Represents $116,000 in compensation paid to Acma Strategic Holdings Limited for consulting services and $61,000 in fees paid to Carl Tong & Associate Management Consultancy Limited. See "Certain Relationships and Related Transactions - Tong Consulting Arrangement."
(3) Represents compensation paid to Acma Strategic Holdings Limited for consulting services. See "Certain Relationships and Related Transactions -- Tong Consulting Arrangement."
(4) Represents a residence allowance. See "Employment Agreements."

OPTION GRANTS IN 1999

         The Company did not grant any stock options to any named executive officer during 1999.

OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

         No options were exercised by any named executive officer during 1999.

                          AGGREGATE FISCAL YEAR-END OPTION VALUES

                                      Number of Securities Underlying         Value of Unexercised
                                        Unexercised Options Held at          In-the-Money Options at
                                            Fiscal Year-End(#)                Fiscal Year End($)(1)
                                     ----------------------------------  -----------------------------------
     Name                              Exercisable       Unexercisable     Exercisable      Unexercisable
     ------------------------        --------------    ----------------  ---------------  ------------------
     Carl Ka Wing Tong                   40,179             72,321            $0                 $0

     Leo Sheck Pui Kwok                  29,464             53,036            $0                 $0

     John Rempel                         8,036              14,464            $0                 $0

     Shing Kam Ming                      8,036              14,464            $0                 $0

     ------------------------------
(1) Based on the difference between the option exercise price and the fair market value per shared based on the closing price of $2.563 reported by the Nasdaq National Market on December 31, 1999.

COMPENSATION OF DIRECTORS

         The Company reimburses each director for reasonable expenses incurred in attending meetings of the Company's Board of Directors and pays each non-employee director a fee of $1,300 for each meeting attended by such director. Non-employee directors who serve on board committees are paid a fee of $300 for each committee meeting attended. Directors also are eligible to receive grants of options under the Company's 1998 Stock Option Plan. Concurrent with the Company's public offering on December 23, 1998, the Company granted to each of Mr. Gordon and Mr. Trier stock options to purchase 7,500 shares of common stock at an exercise price of $5.00 per share.

EMPLOYMENT AGREEMENTS

         The Company was party to a consulting agreement with Acma Strategic Holdings Limited (which was terminated as of December 23, 1998), which in turn entered into a consulting agreement with Carl Tong & Associate Management Consultancy Limited, a company beneficially owned by Carl Ka Wing Tong, pursuant to which Mr. Tong acted as Managing Director of Acma Strategic Holdings Limited and performed certain other duties, including acting as the President and Chief Executive Officer of the Company. The terms of these agreements are described under "Certain Relationships and Related Transactions - Tong Consulting Arrangement." Consulting arrangements such as the Company's arrangements with Mr. Tong are commonplace in Hong Kong.

         In January 1996, the Company entered into a service agreement with Leo Sheck Pui Kwok pursuant to which he was appointed as an executive officer of the Company, effective as of February 1, 1996, for a term of three years. The appointment automatically renews for a one-year term on each anniversary beginning on February 1, 2000, unless either party provides six months written notice to terminate the agreement. The agreement provides that Mr. Kwok would receive a salary of $46,000 and a stated bonus for the first year and that, thereafter, his salary, bonus and benefits would be subject to annual review by the Board. In addition, the Company provides Mr. Kwok with a residence allowance.

         In January 1997, CML, the Company's wholly-owned Hong Kong subsidiary, adopted a defined contribution pension plan which is available to all of the Company's Hong Kong employees with at least three months of continuous service. Participating employees may make monthly contributions to the pension plan of up to 5% of each employee's base salary, with matching contributions by the Company. The Hong Kong employees (or their beneficiaries) are entitled to receive their entire contribution and the Company's matching contributions, with accrued interest thereon, upon retirement or death of the employee. Upon resignation or termination (other than for serious misconduct), employees are entitled to receive their entire contributions to the pension plan, with accrued interest thereon, plus the vested portion of the Company's matching contributions. A participating employee becomes fully vested with respect to 30% of the Company's matching contributions to the pension plan after completing three years of service with the Company and becomes vested with respect to an additional 10% of the Company's matching contributions for each year of continuous service thereafter through year ten. CML's subsidiaries, Excel Master Limited and Carison Engineering Limited, have each adopted substantially identical pension plans for their employees. Any forfeited contributions made by the Company and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Company's contributions (net of forfeited contributions) for the years ended December 31, 1997, 1998 and December 31, 1999 was approximately $50,000, $68,000 and $103,000, respectively.

         The Company's employees in China are all hired on a contractual basis and consequently the Company has no obligation for pension liabilities to these employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of Common Stock as of April 18, 2000 by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group.

         The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. An asterisk denotes beneficial ownership of less than 1%. Unless otherwise indicated, the address of each person is c/o the Company at Casey Ind. Bldg., 8th Floor, 18 Bedford Rd., Taikoktsui, Kowloon, Hong Kong.

                                                    Amount and Nature
                                                 of Beneficial Ownership
Name and Address                                  (Number of Shares)(1)            Percent of Class
----------------                                ------------------------         --------------------



Carl Ka Wing Tong (2)..................                  308,370                        6.1%
   Casey Ind. Bldg., 8th Floor
   18 Bedford Rd., Taikoktsui
   Kowloon, Hong Kong

Leo Sheck Pui Kwok (3).................                  601,778                        9.4%
   Casey Ind. Bldg., 8th Floor
   18 Bedford Rd., Taikoktsui
   Kowloon, Hong Kong

Steve Gordon (4).......................                    8,500                          *

Clayton K. Trier (4)...................                   17,500                          *

Acma Ltd. (5)..........................                2,364,430                       47.3%
   17 Jurong Port Road
   Singapore 619092

All directors and executive officers as
group (7 persons) (6)..................                  959,586                       18.7%

----------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Includes 50,223 shares issuable upon the exercise of stock options which will be exercisable at a price of $5.00 per share within 60 days of April 18, 2000. Mr. Tong is a Managing Director and 10% shareholder of Acma Strategic Holdings Limited. As such, Mr. Tong shares investment and voting power with respect to the shares shown as beneficially owned by Acma Strategic Holdings Limited (see note 5 below). Mr. Tong disclaims beneficial ownership of such shares, however.
(3) Of the shares shown, 564,948 are held of record by Superego, Inc., a British Virgin Islands company beneficially owned by Mr. Kwok. Includes 36,830 shares issuable to Mr. Kwok upon the exercise of stock options which will be exercisable at a price of $5.00 per share within 60 days of April 18, 2000.
(4) Includes 7,500 shares issuable upon the exercise of currently exercisable stock options. The exercise price of these options is $5.00 per share.
(5) The shares shown as being owned by Acma Ltd. consist of 1,838,157 shares held of record by Acma Strategic Holdings Limited and an additional 526,273 shares held of record by Acma Investments Pte., Ltd., a wholly-owned subsidiary of Acma Ltd. Acma Investments Pte., Ltd. is a 90% shareholder of Acma Strategic Holdings Limited.
(6) Includes 125,491 shares issuable upon the exercise of stock options which will be exercisable at a price of $5.00 per share within 60 days of April 18, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TONG CONSULTING ARRANGEMENT

         In January 1996, the Company entered into a consulting agreement with Acma Strategic Holdings Limited, one of the principal stockholders of the Company, under which Acma Strategic was to receive an annual consulting fee of approximately $88,000. Acma Strategic is a private investment company whose only investment is its ownership of Common Stock of the Company. Mr. Tong is a director and 10% shareholder of Acma Strategic. In addition, under the terms of the agreement, the Company, at its discretion, paid Acma Strategic a performance bonus of up to 2.5% of the Company's consolidated net after-tax profits. During 1998, the Company paid consulting fees and a performance bonus in the aggregate amount of $116,000 to Acma Strategic for consulting services provided pursuant to this consulting agreement.

         Acma Strategic entered into a consulting agreement with Carl Tong & Associate Management Consultancy Limited ("Associate Management"), a Company beneficially owned by Mr. Tong, pursuant to which Mr. Tong serves as a director of Acma Strategic and performs such other duties as requested by Acma Strategic, including acting as President and Chief Executive Officer of the Company. Associate Management received all amounts paid by the Company to Acma Strategic during 1996, 1997 and 1998.

         The Company discontinued its arrangement with Acma Strategic upon completion of the public offering on December 23, 1998, and Associate Management assumed the duties previously performed by Acma Strategic. During 1999, the Company paid consulting fees in the amount of $227,000 to Associate Management. This is reflected as compensation to Mr. Tong in the summary compensation table above under "Item 10. Executive Compensation."

TFS CONSULTING AGREEMENT

         In 1996, the Company entered into a one-year, annually renewable consulting agreement with TFS Limited. Steve Gordon, a director of the Company, is the principal owner of and performs the functions of chief executive officer for TFS Limited. During 1998 and 1999, the Company paid $179,000 and $172,000, respectively, to TFS Limited.

LOANS TO CML

         Messrs. Kwok and Tong had outstanding certain non-interest bearing loans to CML in the amounts of $438,000 and $232,000, respectively, as of September 30, 1998. The loans were repayable on demand. As of October 1, 1998, the principal amounts of the outstanding loans were converted into unsecured, non-interest bearing term loans which are due and payable in six equal semi-annual installments commencing March 31, 1999 and ending September 30, 2001. As of December 31, 1999, the aggregate outstanding balance of the loans was $321,000 and $186,000, respectively.

         In addition, in 1997, Acma Strategic advanced $9,000 on CML's behalf, which was repaid, without any interest, in January 1998.

LOANS FROM CML

         During 1995, 1996 and 1997, Mr. Tong borrowed certain amounts from CML. The maximum balance of such loans at any one time was $124,000. The loans were non-interest bearing and were repayable on demand. All loan transactions ceased upon the completion of the Company's exchange reorganization in December 1997. The loans were repaid in full in September 1998.

GUARANTEES OF COMPANY DEBT

As of December 31, 1999, the Company had banking facilities of approximately $2,737,000 for overdrafts, loans and trade financing. Unused facilities as of December 31, 1999 amounted to approximately $1,276,000. These facilities are secured by, amoung other things, personal guarantees provided by Messrs. Tong and Kwok, mortgage over a real estate property owned by Mr. Tong and a corporate guarantee provided by Acma Strategic. The Company is currently attempting to eliminate the guarantees of Messrs. Tong and Kwok and Acma Strategic.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment to its annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CREATIVE MASTER INTERNATIONAL, INC.



Date: April 28, 2000              By:      /s/ Carl Ka Wing Tong
                                     -----------------------------------------
                                           Carl Ka Wing Tong
                                           President and Chief Executive Officer