Form 10-Q
period 2000-03-31
CREATIVE MASTER INTERNATIONAL INC
filed 2000-05-15
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                                   -----------


                        COMMISSION FILE NUMBER: 000-24985

                       CREATIVE MASTER INTERNATIONAL, INC.
              (Exact name of small business issuer in its charter)


          DELAWARE                                     11-2854355
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

  CASEY INDUSTRIAL BUILDING, 8TH FLOOR                    N/A
      18 BEDFORD ROAD, TAIKOKTSUI                      (Zip Code)
          KOWLOON, HONG KONG
(Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2396-0147

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 4,999,322 shares of the Company's common stock outstanding on May 5, 2000.


                               TABLE OF CONTENTS
                               -----------------

                                                                                       PAGE
                                                                                       ----
PART 1 - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

            Unaudited Consolidated Condensed Statements of Operations -
            for each of the three-month periods ended March 31, 2000 and 1999            3

            Consolidated Condensed Balance Sheets - as of March 31, 2000
            (unaudited) and December 31, 1999 (audited)                                  4

            Unaudited Consolidated Condensed Statements of Cash Flows -
            for each of the three-month periods ended March 31, 2000 and 1999            5

            Notes to Consolidated Condensed Financial Statements                         6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                    8

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  11

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                           11

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                   11

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                             11

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         11

   ITEM 5 - OTHER INFORMATION                                                           11

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                            11


              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
        (in thousands of United States dollars, except per share amounts)


                                                                          Three months ended March 31,
                                                                         2000                  1999
Net sales                                                                     7,328                9,838
Cost of goods sold                                                           (6,399)              (7,221)

                                                                 -------------------      ---------------
Gross profit                                                                    929                2,617
                                                                 -------------------      ---------------

Selling, general and administrative expenses                                 (1,621)              (1,411)
Interest expense net                                                            (16)                 (16)
Other income, net                                                                32                   25
Amortization of goodwill                                                        (28)                 (24)
                                                                 -------------------      ---------------
Income (loss) before income taxes and minority interests                       (704)               1,191
                                                                 -------------------      ---------------

Provision (benefit) for income taxes                                             61                 (107)

                                                                 -------------------      ---------------
Income (loss) before minority interests                                        (643)               1,084
                                                                 -------------------      ---------------

Cumulative effect of Accounting Change
  - write-off of deferred expenditures, net of tax                                0                (201)
Minority interests                                                             (161)                 (56)

                                                                 -------------------      ---------------
Net income (loss)                                                              (804)                 827
                                                                 ===================      ===============


Earnings (loss) per common share
 -Basic and diluted                                                          $(0.16)               $0.17

Weighted average common shares outstanding                                4,999,322            4,999,322
                                                                 -------------------      ---------------




The accompanying notes are an integral part of these financial statements.
These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands of United States dollars)

                                                                        31-Mar-2000         31-Dec-1999
                                                                        (Unaudited)
ASSETS

Current assets:
Cash and bank deposits                                                         1,132               1,500
Accounts receivable, net                                                       2,878               4,718
Deposits and prepayments                                                       2,016               1,384
Tax recoverable                                                                  122                   0
Inventories, net                                                               4,986               4,691
                                                                        -------------      --------------
Total current assets                                                          11,134              12,293

Machinery, equipment and capital leases, net                                  10,257               9,316
Goodwill                                                                         761                 841
                                                                        -------------      --------------
Total assets                                                                  22,152              22,450
                                                                        =============      ==============

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings                                                     1,668               1,150
Capital lease obligations, current portion                                       375                 202
Accounts payable                                                               3,531               3,368
Deposits from customers                                                          289                 235
Accrued liabilities                                                            1,888               2,202
Loans from directors, current portion                                            207                 267
Taxation payable                                                                   0                 184
                                                                        -------------      --------------
Total current liabilities                                                      7,958               7,608

Capital lease obligations, non-current portion                                   414                 104
Loans from directors, non-current portion                                        120                 240
Deferred taxation                                                                437                 399
                                                                        -------------      --------------
Total liabilities                                                              8,929               8,351
                                                                        -------------      --------------

Minority interests                                                             1,168               1,240
                                                                        -------------      --------------

Stockholders' equity:
Common stock, par value $0.0001:
  Authorized - 25,000,000 shares
   Outstanding and fully paid -  4,999,322 shares                                  1                   1
Preferred stock, par value $0.0001:
   Authorized - 5,000,000 shares
   Outstanding - nil                                                               0                   0
Additional paid-in capital                                                     5,784               5,784
Retained earnings                                                              6,270               7,074
                                                                        -------------      --------------
Total stockholders' equity                                                    12,055              12,859
                                                                        -------------      --------------

Total liabilities, minority interests and stockholders' equity                22,152              22,450
                                                                        =============      ==============

The accompanying notes are an integral part of these financial statements.
These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
            Unaudited Consolidated Condensed Statements of Cash Flows
                     (in thousands of United States dollars)


                                                                             Three months ended March 31,
                                                                                2000              1999
Cash flows from operating activities:
Net (loss) income                                                                (804)             827
Depreciation of machinery and equipment                                           594              449
Loss on disposals of fixed assets                                                   7                0
Amortization of goodwill                                                           28               24
Minority interests                                                                161               56
Deferred Expenses written off                                                       0              221
Increase in deferred taxation                                                      38               60
(Increase) Decrease in operating assets-
Accounts receivable, net                                                        1,840             (630)
Deposits and prepayments                                                         (632)             115
Tax recoverable                                                                  (122)               0
Inventories, net                                                                 (295)             (26)
Increase (Decrease) in operating liabilities-
Accounts payable                                                                  163           (1,440)
Deposits from customers                                                            54              534
Accrued liabilities                                                              (495)            (459)
Taxation payable                                                                 (184)              (9)

                                                                          ------------    -------------
Net cash provided by  (used in) operating activities                           353                (278)
                                                                          ------------    -------------

Cash flows from investing activities:
Acquisition of machinery and equipment                                           (902)          (2,228)

                                                                          ------------    -------------
Net cash used in investing activities                                            (902)          (2,228)
                                                                          ------------    -------------

Cash flows from financing activities:
Increase in short-term bank loans and overdraft                                     0                9
Increase (decrease) in import trust receipts bank loans                           518             (178)
Decrease incapital element of capital lease obligations                          (157)             (23)
Decrease in loans from directors                                                 (180)            (119)
Dividend paid to minority interests of a subsidiary                                 0              (40)

                                                                          ------------    -------------
Net cash provided by (used in) financing activities                               181             (351)
                                                                          ------------    -------------

Net increase (decrease) in cash and bank deposits                                (368)          (2,857)
Cash and bank deposits, as of beginning of period                               1,500            5,055

                                                                          ------------    -------------
Cash and bank deposits, as of end of period                                     1,132            2,198
                                                                          ------------    -------------

The accompanying notes are an integral part of these financial statements.
These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

              CREATIVE MASTER INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       Amounts expressed in United States dollars unless otherwise stated)

1.   BASIS OF PRESENTATION
     The accompanying unaudited financial statements of Creative Master International, Inc. ("Creative Master" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     Deferred expenditures reported at December 31, 1998 represented pre-operating costs incurred for new production facilities. These costs were previously deferred and amortized on a straight-line basis over three years in accordance with generally accepted accounting principles.

     Effective from January 1, 1999, the Company adopted Statement of Position 98-5 (Reporting on the Costs of Start-Up Activities), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, which requires that entities expense start-up costs as they are incurred. Accordingly, previously capitalized expenses of $201,000, net of tax, were written off during the first quarter of 1999 as an "accumulative effect of accounting change."

3.   AGREEMENT TO ACQUIRE PACIFICNET.COM LLC
     On February 17, 2000, the Company entered into a Share Exchange Agreement to acquire all the outstanding ownership interests in PacificNet.com LLC ("PNC"), a limited liability company organized in the State of Minnesota. On April 29, 2000, the parties to the Share Exchange Agreement executed a Supplemental Agreement to document their understanding of certain details of the proposed acquisition. The Share Exchange Agreement and the Supplemental Agreement, when considered together, constitute a definitive agreement among the Company, PNC and the owners of PNC that has been approved by the Boards of both companies and the owners of PNC.

     In exchange for the ownership interests in PNC, the Company has agreed to issue 21,500,000 shares of its Common Stock to the owners of PNC, which would represent in excess of 80% of the total number of shares expected to be outstanding immediately following the acquisition. The shares to be issued will not be registered for resale under the Securities Act of 1933. The consummation of the proposed transaction is subject to approval of the Company's shareholders, receipt of an updated fairness opinion from the Company's fairness advisor as of the closing date and other customary conditions.

     Headquartered in Minneapolis and Hong Kong, PNC is a privately-held company founded in July 1999 that develops, markets and supports full-service business-to-business ("B2B") e-commerce solutions for Asian businesses and other companies that are involved in or seek to become more involved in trans-Pacific B2B trade. PNC's business strategy is to offer Asian businesses complete e-commerce solutions, including front-end services such as web site design, hosting, product database development and management, and shopping cart applications, and back-end services such as order processing and transaction payment processing. PNC has developed a cost-effective proprietary e-commerce solution called eMerchant 2000 for small and medium sized Asian businesses. In addition, PNC has been engaged to develop B2B e-commerce solutions for certain strategic partners and other major Asian companies. PNC's U.S. office is developing specific solutions as well as strategic partnerships to facilitate trans-Pacific B2B trade for its North American customers and partners.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

The Company has agreed to acquire PNC in a transaction which, if completed, would result in PNC becoming a wholly-owned subsidiary of the Company and the owners of PNC acquiring in excess of 80% of the total number of shares of Common Stock expected to be outstanding immediately following the acquisition. The PNC acquisition is subject to certain conditions, and it may not be completed.

If the acquisition of PNC is completed, the Company's primary business focus will be business-to-business electronic commerce services instead of its current focus on manufacturing collectible-quality, die-cast replicas of cars, trucks, buses, marine products and other items. PNC has indicated its interest in disposing of the Company's current business following completion of the acquisition. In light of this, a management group led by the Company's Chief Executive Officer, Mr. Carl Ka Wing Tong, has indicated an interest in negotiating a purchase of the current business. However, neither the Company nor PNC have entered into any formal understanding or arrangement with respect to a disposition of the current business, and such disposition is not a condition to the acquisition of PNC.

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

With the acquisition of the Sinar Industrial Limited group of companies ("Sinar")in July 1999, the Company expanded its range of products to computer and interactive video game peripherals ("CGPs"). Sinar designs and markets a variety of game controllers for various game platforms such as Nintendo, Sony PlayStation & PC. The range of products includes a wide variety of ergonomically designed joysticks, joypads, steering wheels, light guns, cable products and multimedia peripherals. Sinar's products are distributed and sold primarily in the United States, Europe, and Asia. The new products compliment the Company's die-cast collectibles by broadening the product lines of some of the existing customers. These products also appeal to an end customer with similar demographics to our collectors. In the past, Sinar has designed and marketed its products, but outsourced all manufacturing to third-party vendors. Beginning in the first quarter of 2000, some of the CGPs are being manufactured in the Company's Dongguan facilities. The Company provides its experience in manufacturing and production control to ensure product quality and enhance margins.

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

All of the Company's manufacturing operations are conducted through Creative Master Limited ("CML"), the Company's wholly-owned Hong Kong subsidiary, and CML's subsidiaries. CML was co-founded in 1986 by Carl Ka-Wing Tong and Leo Sheck-Pui Kwok. The Company's manufacturing facilities are located in the Dongguan region of Guangdong Province, the People's Republic of China ("PRC"), approximately 60 miles northwest of Hong Kong. The Dongguan facilities contain over 550,000 square feet of manufacturing space plus housing and related facilities for approximately 6,000 workers.

The Company's principal executive offices are located at Casey Industrial Building, 8th Floor, 18 Bedford Road, Taikoktsui, Kowloon, Hong Kong.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

   NET SALES. Net sales for the three months ended March 31, 2000 were $7,328,000, a decrease of $2,510,000, or 25.5%, from $9,838,000 for the three months ended March 31, 1999. This decrease was due primarily to a substantial decrease in sales to two significant customers, Mattel and Corgi, when compared to the same period last year.

   The Company sells substantially all of its products to customers in the U.S. and Europe. In the first three months of 2000 and 1999, approximately 26% and 32% of the Company's total net sales were attributable to sales to European customers. The U.S. and European governments may, from time to time, impose new quotas, duties, tariffs, or other charges or restrictions, or adjust presently prevailing quota, duty or tariff levels, which could adversely affect the Company's ability to continue to export products to the U.S. and Europe at current or increased levels.

   COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 2000 was $6,399,000, a decrease of $822,000, or 11.4%, from $7,221,000 for the three months ended March 31, 1999. This decrease was due to lower sales volume. Cost of goods sold, as a percentage of net sales, increased to 87.3% of net sales for the quarter ended March 31, 2000, compared with 73.4% for the quarter ended March 31, 1999. The resulting decrease in gross profit margins was a result of higher fixed overheads and additional overhead related to setting up the production lines for CGP's during the first quarter of 2000.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,621,000 for the three months ended March 31, 2000, an increase of $210,000, or 14.9%, from $1,411,000 for the three months ended March 31, 1999. Selling, general and administrative expenses constituted 22.1% of net sales for the three months ended March 31, 2000 and 14.3% of net sales for the three months ended March 31, 1999. Selling, general and administrative expenses increased due to an increase in administrative personnel costs related to employees added during 1999.

   INTEREST INCOME. Interest income was $16,000 for the three months ended March 31, 2000, as compared to $23,000 in the three months ended March 31, 1999.

   INTEREST EXPENSE. Interest expense was $32,000 for the three months ended March 31, 2000 as compared to $39,000 for the three months ended March 31, 1999.

   CUMULATIVE EFFECT OF ACCOUNTING CHANGE. Pre-operating costs incurred for new production facilities were previously deferred and amortized on a straight-line basis over three years. Previously capitalized expenses of $201,000, net of tax, were written off during the first quarter of 1999 as a "cumulative effect of accounting change."

   PROVISION FOR INCOME TAXES. The Company's recorded a net tax recoverable of $61,000 for the three months ended March 31, 2000. The Company's provision for income taxes was $107,000 for the three months ended March 31, 1999, reflecting an effective income tax rate of 9%. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

   MINORITY INTERESTS. The Company includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests for the three months ended March 31, 2000 totaled approximately $161,000, compared with $56,000 for the same period in the prior year. The increase was due to the additional profitability of those subsidiaries with minority interests, including Sinar, acquired in July 1999. During the first quarter of 2000, the Company acquired an additional 10% of the equity of Mastercraft Engineering Limited for approximately $168,000. Also during the first quarter of 2000, the Company also acquired the remaining 40% minority interest in Sinar's subsidiary, Titan Industrial Ltd., for a cash consideration of $1.

LIQUIDITY AND CAPITAL RESOURCES

   For the three months ended March 31, 2000, the Company's operations provided cash of $534,000. The Company's cash balance decreased by $368,000 to $1,132,000 at March 31, 2000, as compared to $1,500,000 at December 31, 1999.

   The Company's working capital decreased to $3,176,000 at March 31, 2000, as compared to $4,685,000 at December 31, 1999. Net accounts receivable decreased by $1,840,000, or 39%, to $2,878,000 at March 31, 2000, as compared to
$4,718,000 at December 31, 1999 as result of sales volume decreases. Consistent with practices in the die-cast collectibles industry, the Company offers accounts receivable terms to its customers. This practice has created working capital requirements that the Company generally has financed with a combination of internally generated cash flows and credit facilities provided by affiliates and third parties. The Company has not experienced any significant problems with collection of its accounts receivable.

   The Company's accounts payable and accrued liabilities decreased by $151,000, or 3%, to $5,419,000 at March 31, 2000, as compared to $5,570,000 at December 31, 1999. The decrease in accounts payable and accrued liabilities was primarily related to the decrease in business activity for the period.

   The Company's inventories increased by $295,000, or 6%, to $4,986,000 at March 31, 2000, as compared to $4,691,000 at December 31, 1999, as a result of lower than expected sales and requests by certain customers to hold shipment until April.

   For the three months ended March 31, 2000, additions to property, plant and equipment aggregated $1,535,000 as compared to $2,470,000 for the year ended December 31, 1999. The principal capital project undertaken during the first quarter of 2000 was the conversion of one of the Company's manufacturing facilities to be able to produce CGPs. The Company anticipates that additional expenditures in connection with the continuing upgrading and improvement of production facilities at the Dongguan facility during the remainder of 2000 will be approximately $2,000,000, a portion of which is expected to be funded by capital lease financing.

   The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, capital expenditures and debt service requirements. The Company expects that its principal sources of cash will be operating cash flow, cash on hand, bank lines of credit and other external credit sources. The Company believes that these sources will be adequate to meet anticipated cash requirements for 2000, provided the Company returns to profitability for the remainder of the year, as expected by management. The agreements with PNC require, among other things, that the management of Creative Master continue to operate its business in the present manner and prohibit the Company from issuing additional equity securities prior to closing, other than for the exercise of employee stock options or warrants.

   INFLATION. Inflation has not had a material impact on it's the Company's business in recent years.

   CURRENCY EXCHANGE FLUCTUATIONS. All of the Company's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi , the currency of the PRC ("RMB"). There can be no assurance that the RMB-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would be likely to reduce the Company's expenses, any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

   SEASONALITY. Each year, the Company ceases production for a two-week period due to the Chinese New Year holiday, which occurs during late January or early February. This holiday shutdown has typically resulted in lower revenues during the first quarter of each year than during the other three quarters. Certain fixed costs, however, continue despite the Company's closing. This reduction in revenues, without a corresponding reduction in costs, diminishes liquidity during the first quarter.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company believes that its exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments is immaterial.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report on Form 10-Q.

b.   Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on March 8, 2000 to report the execution of the Share Exchange Agreement between the Company, PacificNet.com LLC and the owners of PacificNet.com LLC.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CREATIVE MASTER INTERNATIONAL, INC.


Date:  May 12, 2000    By:     /s/ CARL KA WING TONG
                            -------------------------------------------
                                Carl Ka Wing Tong,
                                President and Chief Executive Officer

Date:  May 12, 2000    By:     /s/ JOHN REMPEL
                            -------------------------------------------
                                 John Rempel
                                Chief Financial Officer

Date:  May 12, 2000    By:     /s/ SHING KAM MING
                            -------------------------------------------
                                Shing Kam Ming
                                Principal Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
27           Financial Data Schedule