Form 10-Q
period 2000-06-30
PACIFIC NET COM INC
filed 2000-08-14
CIK 815017

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-24985

PACIFICNET.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2854355 (I.R.S. Employer Identification No.)
7808 Creekridge Circle, Suite 101 Bloomington, MN (Address of principal executive offices)	55439 (Zip Code)

Registrant's Telephone Number: 952-829-5888

Creative Master International, Inc.*, 18 Bedford Rd., Casey Ind. Bldg., 8th Floor,
Taikoktsui, Kowloon, Hong Kong
(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Following a one-for-three reverse stock split that was effective on July 27, 2000, there were 8,833,107 shares of the Company's Common Stock outstanding on August 4, 2000.

*On June 21, 2000, at the Annual Meeting of the shareholders of the Registrant, the shareholders adopted a proposal to change the Registrant's corporate name from Creative Master International, Inc. to PacificNet.com, Inc. to coincide with the Registrant's acquisition of PacificNet.com LLC ("PacificNet"). Such acquisition of PacificNet was completed on July 27, 2000.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(in thousands of United States dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Net sales	10,774	10,077	18,102	19,915
Cost of goods sold	(8,201)	(7,246)	(14,600)	(14,467)

Gross profit	2,573	2,831	3,502	5,448

Selling, general and administrative expenses	(1,962)	(1,452)	(3,583)	(2,863)
Interest income (expense), net	(48)	(6)	(64)	(22)
Other income and expense, net	48	51	80	76
Gain on sale of long-term investment	0	143	0	143
Amortization of goodwill	(28)	(24)	(56)	(48)

Income before income taxes and minority interests	583	1,543	(121)	2,734

Provision for income taxes	(62)	(130)	(1)	(237)

Income before minority interests	521	1,413	(122)	2,497

Cumulative effect of Accounting Change
—write-off of deferred expenditure, net of tax	0	0	0	(201)
Minority interests	(111)	(260)	(272)	(316)

Net income	410	1,153	(394)	1,980

Earnings per common share
—Basic	0.08	0.23	(0.08)	0.40
—Diluted	0.08	0.23	(0.08)	0.40
Shares outstanding
—Basic	4,999	4,999	4,999	4,999
—Diluted	4,999	5,005	4,999	5,003

The accompanying notes are an integral part of these financial statements.
These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands of United States dollars)

	30-Jun-00	31-Dec-99
	(Unaudited)
ASSETS
Current assets:
Cash and bank deposits	1,577	1,500
Accounts receivable, net	5,158	4,718
Deposits and prepayments	1,872	1,384
Tax recoverable	64	0
Inventories, net	5,359	4,691

Total current assets	14,030	12,293
Deferred merger costs and other assets	503	0
Machinery, equipment and capital leases, net	9,895	9,316
Goodwill	732	841

Total assets	25,160	22,450

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	2,240	1,150
Capital lease obligations, current portion	392	202
Accounts payable	4,180	3,368
Deposits from customers	492	235
Accrued liabilities	3,039	2,202
Loans from directors, current portion	207	267
Taxation payable	0	184

Total current liabilities	10,550	7,608
Capital lease obligations, non-current portion	316	104
Loans from directors, non-current portion	120	240
Deferred taxation	430	399

Total liabilities	11,416	8,351

Minority interests	1,279	1,240

Stockholders' equity:
Common stock, par value $0.0001:
Authorized—25,000,000 shares
Outstanding and fully paid 4,999,322 shares	1	1
Preferred stock, par value $0.0001:
Authorized—5,000,000 shares
Outstanding—nil	0	0
Additional paid-in capital	5,784	5,784
Retained earnings	6,680	7,074

Total stockholders' equity	12,465	12,859

Total liabilities, minority interests and stockholders' equity	25,160	22,450

The accompanying notes are an integral part of these financial statements.
These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands of United States dollars)

	Six months ended June 30,
	2000	1999
Cash flows from operating activities:
Net (loss) income	(394)	1,980
Depreciation of machinery and equipment	1,230	673
Loss on disposals of fixed assets	246	0
Amortization of goodwill	56	48
Minority interests	272	316
Deferred Expenses written off	0	221
Deferred income taxes	31	(36)
Gain on sale of long-term investment	0	(143)
(Increase) decrease in operating assets-
Accounts receivable, net	(440)	(833)
Tax recoverable	(64)
Inventories, net	(668)	(930)
Deposits and prepayments	(488)	(393)
Increase (decrease) in operating liabilities-
Accounts payable	812	(942)
Deposits from customers	257	675
Accrued liabilities	656	(81)
Taxation payable	(184)	250

Net cash provided by operating activities	1,322	805

Cash flows from investing activities:
Acquisition of machinery and equipment	(1,414)	(4,146)
Proceeds from sale of long -term investment	0	144

Net cash used in investing activities	(1,414)	(4,002)

Cash flows from financing activities:
Increase (decrease) in short-term bank loans and overdraft	0	(16)
Increase (decrease) in import trust receipts bank loans	1,090	(192)
Increase in deferred merger costs and other assets	(503)	0
Repayment of capital element of capital lease obligations	(238)	(67)
Decrease in due to directors	(180)	(131)
Dividend paid to minority interests of subsidiary	0	(40)

Net cash provided by (used in) financing activities	169	(446)

Effect of cumulative translation adjustments	0	1
Net increase (decrease) in cash and bank deposits	77	(3,642)
Cash and bank deposits, as of beginning of period	1,500	5,055

Cash and bank deposits, as of end of period	1,577	1,413

The accompanying notes are an integral part of these financial statements.
These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

PACIFICNET.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.  ACQUISITION OF PACIFICNET.COM LLC AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

    On July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC ("PacificNet"), Creative Master International, Inc., the Registrant ("the Company"), issued 21,500,000 shares of its Common Stock to the former owners of PacificNet, which represented in excess of 80% of the total number of shares outstanding immediately following the acquisition. These shares have not been registered for resale under the Securities Act of 1933.

    In connection with the acquisition of PacificNet, the Company's name was changed to "PacificNet.com, Inc." in order to reflect the primary business focus of the Company following the acquisition. Headquartered in Minneapolis and Hong Kong, PacificNet develops, markets and supports full-service business-to-business ("B2B") e-commerce solutions for Asian businesses and other companies that are involved in or seek to become more involved in trans-Pacific B2B trade. PacificNet's business strategy is to offer Asian businesses complete e-commerce solutions, including front-end services such as web site design, hosting, product database development and management, and shopping cart applications, and back-end services such as order processing and transaction payment processing. PacificNet has developed a cost-effective proprietary e-commerce solution called eMerchant 2000 for small and medium sized Asian businesses. In addition, PacificNet has been engaged to develop B2B e-commerce solutions for certain strategic partners and other major Asian companies. PacificNet's U.S. office is developing specific solutions as well as strategic partnerships to facilitate trans-Pacific B2B trade for its North American customers and partners.

    The Company's existing business at the time of the PacificNet acquisition ("Creative Master") will operate as a wholly-owned subsidiary of the Company. Creative Master is a leading manufacturer of collectible-quality die-cast replicas of cars, trucks, buses, marine products and other items. The Company has indicated an interest in disposing of the Creative Master operations, and a management group led by Creative Master's Chief Executive Officer, Mr. Carl Tong, has indicated an interest in purchasing this manufacturing business. However, there are no formal understandings or arrangements with respect to a disposition of the Creative Master business, and this matter will be reviewed by the Company's Board of Directors at its next meeting.

    The acquisition of PacificNet will be accounted for as a purchase and treated as a reverse acquisition since the former owners of PacificNet controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on July 27, 2000. However, because the acquisition of PacificNet occurred subsequent to June 30, 2000, the financial statements provided herein as of and for the periods ended June 30, 2000, include only the business and operations of Creative Master. The Unaudited Pro Forma Condensed Combined Financial Statements in Note 4 below present the combined results for PacificNet and Creative Master.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of Creative Master for the periods presented have been made. The results of operations of Creative Master for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.  ONE-FOR-THREE REVERSE STOCK SPLIT

    On June 23, 2000, the Company's Board of Directors declared a one-for-three reverse stock split that became effective with the closing of the acquisition of PacificNet on July 27, 2000. This split is not reflected in the financial statements as of June 30, 2000 contained in this Form 10-Q, but is reflected in the Unaudited Pro Forma Condensed Combined Financial Statements presented in Note 4 below.

3.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

4.  UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

    The following Unaudited Pro Forma Condensed Combined Financial Statements give effect to the acquisition of PacificNet using the purchase method of accounting, including the pro forma adjustments described in the accompanying notes. The transaction has been treated as a reverse acquisition, since the former owners of PacificNet controlled over 80% of the total shares of Common Stock of the Company outstanding immediately after the closing, as a result of the exchange of 21,500,000 shares of the Company's Common Stock for all of their ownership interests in PacificNet. Therefore, for purposes of the Unaudited Pro Forma Condensed Combined Financial Statements, the 4,999,322 shares of Company Common Stock outstanding throughout the first six months of 2000 are treated as an addition to stockholders' equity as of the assumed effective date of the PacificNet acquisition, as discussed in the following paragraph.

    The Unaudited Pro Forma Condensed Combined Statements of Operations combine the operations of Creative Master and PacificNet for the three-month and six-month periods ended June 30, 2000, after giving effect to the acquisition of PacificNet under the purchase method of accounting and the assumptions and adjustments described in the accompanying notes, as though the acquisition had occurred on January 1, 2000. The Unaudited Pro Forma Condensed Combined Balance Sheet combines the balance sheets of Creative Master and PacificNet as of June 30, 2000, and is presented to give effect to the acquisition as if it occurred on that date.

    The pro forma financial information does not purport to be indicative of the results that would have been reported if the operations and management of Creative Master and PacificNet had been combined for the periods presented, nor is it indicative of future results. Subsequent to the acquisition of PacificNet on July 27, 2000, the Company's primary business focus has become the business-to-business electronic commerce services and solutions of PacificNet, instead of the manufacturing of die-cast replicas. The Company has previously indicated an interest in disposing of Creative Master's manufacturing business, and it is likely that these assets and operations will be classified in the future as a Discontinued Operation for accounting purposes. However, since there are no formal understandings or arrangements with respect to a disposition of the Creative Master business and the Company's newly installed Board of Directors has not yet met to decide whether to dispose of this business and, if so, under what terms, for purposes of preparing the following Unaudited Pro Forma Condensed Combined Financial Statements, no effect has been given to the fact that the current business of Creative Master may be held for sale in the near future.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
JUNE 30, 2000
(IN THOUSANDS)

	Creative Master	PacificNet E-Commerce	Notes		Proforma Adjustments	Company
ASSETS:
Cash and bank deposits	$1,577	$4,564	(a	)	$3,475	$9,616
Accounts receivable, net	5,158	1,074			—	6,232
Inventories, net	5,359	—			—	5,359
Deposits and prepayments	1,936	199			—	2,135
Total current assets	14,030	5,837			3,475	23,342
Long-term investments	—	206	(a	)	2,500	2,706
Machinery, equipment and capital leases, net	9,895	376			—	10,271
Deferred merger costs and other assets	503	484			(987)	—
Goodwill and purchased intangibles, net	732	400	(c (c	) )	8,661 (732)	9,061
Total Assets	$25,160	$7,303			$12,917	$45,380
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Short-term borrowings	$2,240	$200			$—	$2,440
Capital lease obligations, current portion	392	—			—	392
Accounts payable	4,180	151			—	4,331
Other accrued expenses	3,738	120	(c	)	1,200 (987)	4,071
Total current liabilities	10,550	471			213	11,234
Capital lease obligations, non-current	316	—			—	316
Loans from directors	120	—			—	120
Deferred taxes	430	—			—	430
Minority Interests	1,279	—			—	1,279
Stockholders' Equity	12,465	6,832	(b (b (a	) ) )	(12,465 19,194 5,975)	32,001
Total Liabilities, Minority Interests and Stockholders' Equity	$25,160	$7,303			$12,917	$45,380

See accompanying notes to Creative Master and PacificNet unaudited pro forma condensed combined consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Creative Master	PacificNet E-Commerce	Notes	Proforma Adjustments	Company
Net sales	$10,774	$1,140		$—	$11,914
Cost of goods sold	(8,201)	(234)		—	(8,435)
Gross profit	2,573	906		—	3,479
Selling, general and administrative expenses	(1,962)	(989)		—	(2,951)
Amortization of goodwill	(28)	—	(c)	(217)	(217)
				28
Income (loss) from operations	583	(83)		(189)	311
Interest and other income, net	—	46		—	46
Income (loss) before income taxes and minority interests	583	(37)		(189)	357
Provision for income taxes	(62)	—		—	(62)
Minority interests	(111)	—		—	(111)
Net income (loss)	$410	$(37)		$(189)	$184
Basic and diluted income per common share	—	—			$.02
Average number of shares outstanding for basic and diluted earnings per share	4,999	21,500	(e)	(17,666)	8,833

See accompanying notes to Creative Master and PacificNet unaudited pro forma condensed combined consolidated financial statements.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Creative Master	PacificNet E-Commerce	Notes	Proforma Adjustments	Company
Net sales	$18,102	$1,318		$—	$19,420
Cost of goods sold	(14,600)	(284)		—	(14,884)
Gross profit	3,502	1,034		—	4,536
Selling, general and administrative expenses	(3,583)	(1,727)		—	(5,310)
Amortization of goodwill	(56)	—	(c)	(433)	(433)
				56
Loss from operations	(137)	(693)		(377)	(1,207)
Interest and other income, net	16	110		—	126
Loss before income taxes and minority interests	(121)	(583)		(377)	(1,081)
Provision for income taxes	(1)	—		—	(1)
Minority interests	(272)	—		—	(272)
Net loss	$(394)	$(583)		$(377)	$(1,354)
Basic and diluted loss per common share	—	—			$(.15)
Average number of shares outstanding for basic and diluted earnings per share	4,999	21,500	(e)	(17,666)	8,833

See accompanying notes to Creative Master and PacificNet unaudited pro forma condensed combined consolidated financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

BASIS OF PRO FORMA PRESENTATION

    On July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC ("PacificNet"), Creative Master International, Inc., the Registrant ("the Company"), issued 21,500,000 shares of its Common Stock to the former owners of PacificNet. The acquisition of PacificNet will be accounted for as a purchase and treated as a reverse acquisition since the former owners of PacificNet controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition.

    The purchase price allocation, which is preliminary and therefore subject to change based on further appraisals and analysis of Creative Master's net tangible assets, is as follows as of June 30, 2000 (in thousands):

Description	Amount	Annual Amortization	Useful Life
Purchase Price Allocation
Tangible net assets of Creative Master as of June 30, 2000	$11,733	—	n/a
Less: Estimated merger costs	(1,200)	—	n/a
Goodwill	$8,661	866	10 years
Total estimated purchase price allocation	$19,194	—

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is amortized on a straight-line basis over its estimated remaining useful life of 10 years. The Company entered into a definitive agreement to acquire PacificNet on April 29, 2000. In applying the purchase method of accounting, the total estimated purchase price of $19.2 million was calculated based on the average closing price of the Company's Common Stock as quoted on the NASDAQ National Market for the period from April 25, 2000 through May 4, 2000 ($3.84), multiplied by the number of shares outstanding (4,999,322).

PRO FORMA ADJUSTMENTS

    A description of each pro forma adjustment follows.

(a)
Represents cash and long term investments to be received by PacificNet subsequent to June 30, 2000 from the sale of membership interests, and the exercise of options to subscribe for membership interests from PacificNet members as a condition precedent to closing of the proposed transaction with Creative Master from the following sources:

Party	Terms	Proceeds
Existing governors of PacificNet LLC	Exercise of options to subscribe to Membership Interests at $2.50 per unit; 390,000 Membership Interests exercised subsequent to June 30, 2000	$975
B2B Limited	Exercise of option to subscribe to 1,000,000 Membership Interests at $2.50 per unit; exercised subsequent to June 30, 2000	2,500
APP China	Sale of 500,000 Membership Interests at $5.00 per unit; proceeds to be received as restricted securities with an assigned value of $2.5 million	2,500
Total proceeds		$5,975
Composition of Proceeds:
Cash		$3,475
Long-term investments		$2,500

(b)
Represents the recording of the preliminary purchase price allocation in the balance sheet and the amortization of goodwill in the income statement. See "Basis of Pro Forma Presentation" above for a description of how the preliminary purchase price was calculated and the resulting goodwill.

(c)
Represents total estimated acquisition costs of $1,200,000 to be incurred in connection with the PacificNet acquisition, including legal and professional fees, application fees and warrants to service providers, of which approximately $987,000 had been incurred as of June 30, 2000.

(d)
The tax benefit available on a combined basis was not recorded in the Pro Forma Condensed Combined Statements of Operations as such amount was immaterial for the periods presented.

(e)
Pro forma net income per share—On June 23, 2000, the Company's Board of Directors declared a one-for-three reverse stock split that became effective with the closing of the acquisition of PacificNet on July 27, 2000. The pro forma net income (loss) per share is based on the number of shares outstanding after giving effect to the one-for-three reverse stock split. There is no difference in basic and dilutive net income (loss) per share.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BASIS OF PRESENTATION

    As of June 30, 2000, the Company's operations consisted of the manufacturing business of Creative Master. Accordingly, the financial statements included in this Form 10-Q and the discussion that follows relate to the business and operating results of Creative Master. Subsequent to June 30, 2000, the Company acquired PacificNet and changed its business focus as discussed above in Notes 1 and 4 to the Consolidated Condensed Financial Statements.

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

    Net Sales. Net sales for the three months ended June 30, 2000 were $10,774,000, an increase of $697,000, or 7%, from $10,077,000 for the three months ended June 30, 1999. This increase was due to approximately $1.9 million in sales of computer game peripherals of the Sinar group, acquired by Creative Master in July 1999. Sales of die-cast products in the current quarter were less than the comparable period last year due to a reduction in tooling revenue recognized on new products and reduced sales from a substantial customer that was acquired by a competitor of Creative Master.

    During the three months ended June 30, 2000, Creative Master sold substantially all of its products to customers in the U.S. and Europe. In the three months ended June 30, 2000, approximately 33% of Creative Master's total net sales were attributable to sales to European customers, compared with approximately 32% for the year ended December 31, 1999.

    Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2000 was $8,201,000, an increase of $955,000, or 13%, from $7,246,000 for the three months ended June 30, 1999. This increase was due to higher sales volume. Cost of goods sold, as a percentage of net sales, increased to 76% of net sales for the quarter ended June 30, 2000, compared with 72% for the quarter ended June 30, 1999. The resulting decrease in gross profit margins was a result of higher fixed overhead and lower margins on Sinar's sales due to the start up of manufacturing activities for certain of Sinar's products.

    Selling, General And Administrative Expenses. Selling, general and administrative expenses totaled $1,962,000 for the three months ended June 30, 2000, an increase of $510,000, or 35%, from $1,452,000 for the three months ended June 30, 1999. Selling, general and administrative expenses constituted 18% of net sales for the three months ended June 30, 2000 and 14% of net sales for the three months ended June 30, 1999. Selling, general and administrative expenses increased due to an increase in administrative personnel costs related to employees added during 1999 and the write off of in 2000 of certain tooling costs that had been capitalized in prior periods.

    Interest Income. Interest income was $15,000 for the three months ended June 30, 2000, as compared to $46,000 for the three months ended June 30, 1999. The higher interest income in the prior period is attributable to proceeds of the public offering in December 1998, which had not yet been fully utilized as of June 30, 1999.

    Interest Expense. Interest expense was $63,000 for the three months ended June 30, 2000 as compared to $52,000 for the three months ended June 30, 1999.

    Provision For Income Taxes. Creative Master's provision for income taxes was $62,000 for the three months ended June 30, 2000, compared with $130,000 for the three months ended June 30, 1999, reflecting an effective income tax rate of approximately 11% in the current quarter, a slightly higher rate than the prior year. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

    Minority Interests. Creative Master includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests for the three months ended June 30, 2000 totaled $111,000, compared with $260,000 for the same period in the prior year. The decrease was due to the lower profitability of these subsidiaries in the three months ended June 30, 2000 compared to the same period in 1999, and the acquisition of additional shares in majority-owned subsidiaries by the Company in January 2000.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

    Net Sales. Net sales for the six months ended June 30, 2000 were $18,102,000, a decrease of $1,813,000, or 9%, from $19,915,000 for the six months ended June 30, 1999. This decrease was due to a substantial reduction in sales of die-cast products to two customers, Mattel and Corgi, when compared to the same period last year. Offsetting this decrease in die-cast sales during the first half of 2000 was approximately $2.7 million in sales of computer game peripherals of the Sinar group, acquired by Creative Master in July 1999.

    During the six months ended June 30, 2000, Creative Master sold substantially all of its products to customers in the U.S. and Europe. In the six months ended June 30, 2000, approximately 33% of Creative Master's total net sales were attributable to sales to European customers compared with approximately 32% for the year ended December 31, 1999.

    Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2000 was $14,600,000, an increase of $233,000, or 1%, from $14,467,000 for the six months ended June 30, 1999. This increase was due to higher fixed overheads associated with additional facilities brought into operation during 1999 and in the first quarter of 2000. Cost of goods sold, as a percentage of net sales, increased to 81% of net sales for the six months ended June 30, 2000, compared with 73% for the six months ended June 30, 1999. The resulting decrease in gross profit margins was a result of higher fixed manufacturing overhead associated with factory expansions over the past year and lower margins on Sinar's sales due to the nature of the business as well as the start up of manufacturing activities for certain of Sinar's products.

    Selling, General And Administrative Expenses. Selling, general and administrative expenses totaled $3,583,000 for the six months ended June 30, 2000, an increase of $720,000, or 25%, from $2,863,000 for the six months ended June 30, 1999. Selling, general and administrative expenses constituted 20% of net sales for the six months ended June 30, 2000 and 14% of net sales for the six months ended June 30, 1999. Selling, general and administrative expenses increased due to an increase in administrative personnel costs related to employees added during 1999, including the staff of Sinar, and the write off of certain tooling costs that had been capitalized in prior periods.

    Interest Income. Interest income was $31,000 for the six months ended June 30, 2000, as compared to $69,000 for the six months ended June 30, 1999. The higher interest income in the prior period is attributable to proceeds of the public offering in December 1998, which had not yet been fully utilized by June 30, 1999.

    Interest Expense. Interest expense was $95,000 for the six months ended June 30, 2000 as compared to $91,000 for the six months ended June 30, 1999.

    Provision For Income Taxes. Creative Master's net provision for income taxes was $1,000 on a net loss before income taxes for the six months ended June 30, 2000, compared with $237,000 for the six months ended June 30, 1999, reflecting an effective income tax rate of approximately 9% in the prior period. A tax benefit was not provided in the current period since Creative Master incurs certain administrative costs in the U.S. for which there is no tax benefit. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

    Minority Interests. Creative Master includes in net income before minority interests all net income of its wholly-owned and majority-owned subsidiaries. The portion of such net income attributable to minority interests in the subsidiaries held by others is then eliminated. Minority interests for the six months ended June 30, 2000 totaled $272,000, compared with $316,000 for the same period in the prior year. The decrease was due to the lower profitability of these subsidiaries in the six months ended June 30, 2000 compared to the same period in 1999, and the acquisition of additional shares in majority-owned subsidiaries by Creative Master in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2000, Creative Master's operations provided cash of $1,322,000. Creative Master's cash balance increased by $77,000 to $1,577,000 at June 30, 2000, as compared to $1,500,000 at December 31, 1999.

    Creative Master's working capital decreased to $3,480,000 at June 30, 2000, as compared to $4,685,000 at December 31, 1999. Net accounts receivable increased by $440,000, or 9%, to $5,158,000 at June 30, 2000, as compared to $4,718,000 at December 31, 1999. Consistent with practices in the die-cast collectibles industry, Creative Master offers accounts receivable terms to its customers. This practice has created working capital requirements that Creative Master generally has financed with a combination of internally generated cash flows and credit facilities provided by affiliates and third parties. Creative Master has not experienced any significant problems with collection of its accounts receivable. The computer game peripheral business tends to have a slightly longer collection period.

    Creative Master's accounts payable and accrued liabilities increased by $1,649,000, or 30%, to $7,219,000at June 30, 2000, as compared to $5,570,000 at December 31, 1999. The increase in accounts payable and accrued liabilities was primarily related to extension of payment terms from suppliers to finance short-term cash requirements.

    Creative Master's inventories increased by $668,000, or 14%, to $5,359,000 at June 30, 2000, as compared to $4,691,000 at December 31, 1999, as a result of lower than expected sales and a build up of raw materials in the die cast business and ramping up of internal manufacturing for the computer game peripheral manufacturing business.

    For the six months ended June 30, 2000, additions to property, plant and equipment aggregated $2,054,000 as compared to $5,235,000 for the year ended December 31, 1999. During the first quarter of 2000, Creative Master completed conversion of certain of its manufacturing facilities to be able to produce computer game peripherals. There were no large capital projects undertaken during the second quarter of 2000. For the second half of 2000, management of Creative Master anticipates that additional expenditures in connection with general refurbishment of plant and equipment and the leasehold improvements related to the move to new office premises in August 2000, will be approximately $1,000,000, a portion of which is expected to be funded by capital lease financing.

    On a pro forma basis, the Company had approximately $9.6 million of cash as of June 30, 2000 (Refer to the Unaudited Combined Condensed Balance Sheet included in Note 4). The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development, capital expenditures and debt service requirements. The Company expects that the principal sources of cash will be cash on hand, operating cash flow, bank lines of credit and other external credit sources. The Company believes that these sources will be adequate to meet anticipated cash requirements for 2000.

    Inflation. Inflation has not had a material impact on Creative Master's business in recent years.

    Currency Exchange Fluctuations. All of Creative Master's sales are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the currency of the PRC ("RMB"). There can be no assurance that the RMB-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would be likely to reduce Creative Master's expenses, any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase Creative Master's expenses, and could have a material adverse effect on Creative Master's business, financial condition and results of operations. Creative Master has never engaged in currency hedging operations and has no present intention to do so.

    Seasonality and Quarterly Fluctuations. Each year, Creative Master ceases production for a two-week period due to the Chinese New Year holiday, which occurs during late January or early February. This holiday shutdown has typically resulted in lower revenues during the first quarter of each year than during the other three quarters. Certain fixed costs, however, continue despite Creative Master's closing. This reduction in revenues, without a corresponding reduction in costs, diminishes liquidity during the first quarter.

    Creative Master experiences fluctuations in quarterly sales due to the timing of receipt of orders from customers and product shipments. Creative Master also incurs substantial tooling and other costs of manufacturing new products from three to nine months in advance of obtaining the first customer orders for the new product. This long lead time may contribute to fluctuations in Creative Master's quarterly results of operations.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company believes that its exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments is immaterial.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    NONE

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    NONE

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a)
  The Registrant held an annual meeting of stockholders on June 21, 2000.

  b)
  The following persons were elected to the Board of Directors:

      Carl Ka Wing Tong
      Leo Sheck Pui Kwok
      Steve Gordon
      Clayton K. Trier

  c)
  Brief description of the matters voted upon at the annual meeting:

  1.
  APPROVAL OF THE SHARE EXCHANGE AGREEMENT BETWEEN REGISTRANT AND THE MEMBERS OF PACIFICNET.COM LLC

FOR	AGAINST	ABSTAIN
3,371,649	1,248	136
    2.
    ELECTION OF FOUR DIRECTORS

	FOR	AGAINST	ABSTAIN
CARL KA WING TONG	3,369,050	261	3,722
LEO SHECK PUI KWOK	3,369,050	261	3,722
STEVE GORDON	3,369,050	261	3,722
CLAYTON K. TRIER	3,369,050	261	3,722
    3.
    AMENDMENT TO CERTIFICATE OF INCORPORATION TO CHANGE NAME FROM CREATIVE MASTER INTERNATIONAL, INC. TO PACIFICNET.COM, INC.

FOR	AGAINST	ABSTAIN
3,369,405	3,454	174
    4.
    AMENDMENT TO INCREASE AUTHORIZED SHARES OF COMMON STOCK FROM 25,000,000 TO 125,000,000

FOR	AGAINST	ABSTAIN
3,334,260	38,490	283
    5.
    AMENDMENT TO 1998 STOCK OPTION PLAN TO INCREASE NUMBER OF SHARES AVAILABLE TO ISSUE FROM 650,000 TO 5,000,000

FOR	AGAINST	ABSTAIN
3,360,659	12,246	128
    6.
    RATIFY THE APPOINTMENT BY THE BOARD OF DIRECTORS OF ARTHUR ANDERSEN & CO. AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDING DECEMBER 31, 2000

FOR	AGAINST	ABSTAIN
3,372,185	692	156

ITEM 5—OTHER INFORMATION

    NONE

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits
Exhibit 2.1
Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC, incorporated by reference to Registrant's 8-K report filed on August 11, 2000
Exhibit 2.2
Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC, incorporated by reference to Registrant's 8-K report filed on August 11, 2000
Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Registrant's 8-K report filed on August 11, 2000.
Exhibit 27	Financial Data Schedule
Exhibit 99	Cautionary Statement, incorporated by reference to Registrant's 8-K report filed on August 11, 2000.
b)
Reports on Form 8-K

    NONE

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET.COM, INC.
Date:August 14, 2000	By:	/s/ TONY TONG Tony Tong Chief Executive Officer
Date:August 14, 2000	By:	/s/ CHARLES W. MUELLER Charles W. Mueller Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 2.1
Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC, incorporated by reference to Registrant's 8-K report filed on August 11, 2000
Exhibit 2.2
Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC, incorporated by reference to Registrant's 8-K report filed on August 11, 2000
Exhibit 3.1	Certificate of Incorporation, as amended, incorporated by reference to Registrant's 8-K report filed on August 11, 2000
Exhibit 27	Financial Data Schedule
Exhibit 99	Cautionary Statement, incorporated by reference to Registrant's 8-K report filed on August 11, 2000

QuickLinks

PACIFICNET.COM, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Operations (in thousands of United States dollars, except per share amounts)
PACIFICNET.COM, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands of United States dollars)
PACIFICNET.COM, INC. AND SUBSIDIARIES Unaudited Consolidated Condensed Statements of Cash Flows (in thousands of United States dollars)
PACIFICNET.COM, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Amounts expressed in United States dollars unless otherwise stated)
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K