Form 10-Q
period 2000-09-30
PACIFICNET COM INC
filed 2000-11-14
CIK 815017

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-24985

PACIFICNET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2854355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7808 Creekridge Circle, Suite 101 Bloomington, MN	55439 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 952-829-5888

(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    There were 7,937,063 shares of the Company's Common Stock outstanding on November 10, 2000.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands of United States dollars, except per share amounts)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2000	1999	2000	1999
Revenues:
Services Rendered	$409	$2	$1,689	$2
Sales of Products and Systems	1,215	0	1,215	0

	1,624	2	2,904	2

Cost of Revenues:
Services Rendered	232	5	465	5
Sales of Products and Systems	1,120	0	1,120	0

	1,352	5	1,585	5

Gross Margin	272	(3)	1,319	(3)
Selling, general and administrative expenses	874	31	1,852	33

Loss from Operations	(602)	(34)	(533)	(36)
Equity in losses of Joint Ventures	(14)	0	(25)	0
Interest Income	137	0	261	0

Loss before income taxes, minority interests and discontinued operations	(479)	(34)	(297)	(36)
Provision for income taxes	0	0	0	0
Minority Interests	(7)	0	(7)	0

Loss before discontinued operations	(486)	(34)	(304)	(36)
Creative Master business:
Loss on disposition	(12,952)	0	(12,952)	0
Net loss from operations	(489)	0	(489)	0
International Trading business	(1,248)	(16)	(2,013)	(16)

Net Loss	$(15,175)	$(50)	$(15,758)	$(52)

Per basic common share:
Net loss before discontinued operations	$(0.06)	$(0.01)	$(0.05)	$(0.01)
Net loss from discontinued operations	$(1.86)	$(0.01)	$(2.41)	$(0.01)
Net loss	$(1.92)	$(0.02)	$(2.46)	$(0.02)
Per diluted common share:
Net loss before discontinued operations	$(0.06)	$(0.01)	$(0.05)	$(0.01)
Net loss from discontinued operations	$(1.85)	$(0.01)	$(2.38)	$(0.01)
Net loss	$(1.91)	$(0.02)	$(2.43)	$(0.02)
Average number of shares outstanding:
Basic	7,889	2,363	6,398	2,363
Diluted	7,964	2,363	6,498	2,363

The accompanying notes are an integral part of these financial statements. These financial statements should be read in conjunction with the financial statements of PacificNet.com LLC filed as part of the Definitive Proxy Statement dated June 2, 2000 filed with the Commission by Creative Master International, Inc.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands of United States dollars)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,080	$4,061
Trade Receivable, net	1,012	34
Other Current Assets	464	60
Inventories	252	0
Net Assets of Discontinued Operations	5,874	0

Total Current Assets	13,682	4,155
Property and Equipment, net	663	109
Investments in Joint Ventures	769	0
Long-term Investments	2,500	0
Goodwill	122	0

Total Assets	$17,736	$4,264

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$357	$86
Accrued Expenses	383	156

Total Current Liabilities	740	242

Minority Interest in Consolidated Subsidiary	171	0

Stockholders' Equity:
Common Stock, par value $0.0001:
Authorized—125,000,000 shares
Outstanding—8,883,107 shares	$1	$1
Additional Paid-In Capital	32,979	4,450
Subscriptions Recievable	0	(46)
Cummulative Other Comprehensive Income (Loss)	(12)	1
Retained Deficit	(16,143)	(384)

Total Stockholders' Equity	16,825	4,022

Total Liabilities, Minority Interest and Stockholders' Equity	$17,736	$4,264

The accompanying notes are an integral part of these financial statements. These financial statements should be read in conjunction with the financial statements of PacificNet.com LLC filed as part of the Definitive Proxy Statement dated June 2, 2000 filed with the Commission by Creative Master International, Inc.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands of United States dollars)

	Nine months ended September 30,
	2000	1999
Cash Flows Used in Operating activities:
Net loss	$(15,758)	$(52)
Add loss from discontinued operations	15,454	16

Loss from continuing operations	(304)	(36)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation	68	1
Changes in Current Assets and Liabilities:
Receivables and Other Current Asssets	(1,382)	(5)
Inventories	(252)	0
Accounts Payable and Accrued Expenses	498	7

Net Cash Used in Continuing Operations	(1,372)	(33)
Net Cash Used in Discontinued Operations	(1,680)	(16)

Net Cash Used in Operating Activities	(3,052)	(49)

Cash Flows Used in Investing Activities:
Acquisition of Property and Equipment	(622)	(7)
Investments in Joint Ventures	(769)	0
Long term Investments	(2,500)	0
Cost of Acquisition	(320)	0

Net Cash Used in Investing Activities	(4,211)	(7)

Cash Flows Provided by Financing Activities:
Proceeds from Sale of Common Stock	9,295	82

Effect of Exchange Rate Changes on Cash	(13)	1

Increase in cash	2,019	27
Cash, beginning of period	4,061	0

Cash, end of period	$6,080	$27

The accompanying notes are an integral part of these financial statements. These financial statements should be read in conjunction with the financial statements of PacificNet.com LLC filed as part of the Definitive Proxy Statement dated June 2, 2000 filed with the Commission by Creative Master International, Inc.

PACIFICNET.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.  ACQUISITION OF PACIFICNET.COM LLC AND DISPOSITION OF CREATIVE MASTER BUSINESS

    Acquisition of PacificNet.com LLC.  On July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC ("PLLC"), PacificNet.com, Inc., the Registrant ("the Company" or "PacificNet") (formerly Creative Master International, Inc.), issued 7,166,667 shares of its Common Stock to the former owners of PLLC. These shares have not been registered for resale under the Securities Act of 1933. This transaction was accounted for as a purchase and treated as a reverse acquisition, since the former owners of PLLC controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on July 27, 2000.

    Disposition of Creative Master Business.  In September, 2000 the Company's Board of Directors approved a plan to dispose of its die-cast replica manufacturing business ("the Creative Master business") and discontinue its International Trading Group business. On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of Creative Master International Inc. The Creative Master business was acquired as part of a reverse-merger transaction that was completed on July 27, 2000. As consideration for this business, the management group returned 895,765 shares of Company common stock. These shares, presently held as treasury stock, represent a 10.14% reduction in the total number of shares outstanding. Moreover, the management group also assumed all liabilities and obligations relating to the Creative Master business. The net assets and results of operations for the Creative Master business are reflected as a discontinued operation in the accompanying financial statements. Refer to the Company's filing with the Commission on Form 8-K dated October 17, 2000 that provides pro forma condensed financial statements related to this transaction and is incorporated herein by reference.

    Business Description.  PacificNet is an Asian e-business consulting company that develops and implements full-service B2B and B2C e-commerce solutions. These solutions encompass consultation, implementation, integration, training and support services. PacificNet has developed a suite of proprietary e-commerce software applications (eMerchant2000™) that have been localized for use throughout Asia. PacificNet is headquartered in Hong Kong SAR, with offices in the United States, Malaysia and China.

2.  BASIS OF PRESENTATION

    Summary.  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of PacificNet.com for the periods presented have been made.

    Continuing and Discontinued Operations.  The results of operations of PacificNet.com for the three-month and nine-month periods ended September 30, 2000 reflect the following continuing and discontinued operations:

    Continuing Operations:

  •
  The E-commerce Solutions business acquired as part of the reverse merger with PLLC on July 27, 2000.

  •
  The Company's 55% owned subsidiary, Laptizen.com Limited (Laptizen), a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider. The Laptizen acquistion occurred on June 1, 2000. Operations of Laptizen prior to June 1, 2000 were not significant.

    Discontinued Operations:

  •
  The Creative Master business that was disposed of on October 2, 2000. In consideration for the sale of the Creative Master business, the Company received 895,795 shares of Company stock valued at $4.9 million (based on the closing price of PACT of $5.50 per share on the date of sale) for net assets with a recorded book value of $18.0 million (including goodwill of $8.3 million), resulting in a loss of approximately $13.4 million.

  •
  The Company's International Trading Group operations, including the North America China Trade Center (based in Vancouver, British Columbia, Canada) and the B2B global trading group (based in Minneapolis, Minnesota, USA) discontinued in September, 2000. These operations have been reflected as discontinued in the accompanying financial statements and include adjustments to reflect the cost of disposal, including the write-off of previously recorded goodwill, long-term office rentals agreements and leasehold improvements.

    Investments in Affiliated Companies.  The Company's investments in affiliated companies in which its ownership exceeds 20% (PacificNet-NTSC.com Sdn.Bhd and Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted for using the equity method. The Company's investments in affiliated companies for which its ownership is less than 20% (ABCDEnet.com and APP—China Group Limited), are accounted for using the cost method. Under the equity method, the Company's proportionate share of each affilitate's net income or loss and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in "equity in losses of joint ventures". The Company assesses the need to record impairment losses on its investments when indicators of impairment are present. Indicators of value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition.

    Operating Results for Future Periods.  These results are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000 and future periods.

3.  RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

    The historical financial statements prior to the reverse merger transaction have been restated to be those of the accounting acquirer (PLLC). Historical stockholders' equity prior to the reverse merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in-capital.

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

BASIS OF PRESENTATION

    As of September 30, 2000, the Company's continuing operations consisted of the E-commerce solutions business acquired as part of the reverse merger transaction with PLLC on July 27, 2000 and the activities of the Company's 55% owned consolidated subsidiary, Laptizen.com Limited (Laptizen). The E-commerce solutions business commenced operations in July, 1999 and the acquisition of Laptizen occurred on June 1, 2000 with operations commencing in July, 2000. Prior to April 1, 2000, the principal activities of the Company consisted of efforts related to sales and marketing.

    In September 2000, the Company's Board of Directors approved plans for the disposal of the Company's Creative Master business and International Trading Group Operations. These business segments have been subsequently disposed of or discontinued. Accordingly, the discussion that follows relates to the continuing operations of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues.  Revenues for the three months ended September 30, 2000 were $1,624,000, an increase of $1,622,000 from $2,000 for the three months ended September 30, 1999. For the three months ended September 30, 2000, revenues consisted of $409,000 derived from e-commerce services rendered and $1,215,000 from the sales of products and systems through its Laptizen.com subsidiary.

    During the three months ended September 30, 2000, all of PacificNet's revenue was generated from customers in Asia.

    Cost of Revenues.  Cost of revenues for the three months ended September 30, 2000 was $1,352,000, an increase of $1,347,000 from $5,000 for the three months ended September 30, 1999. This increase was due to a corresponding increase in revenues. Cost of revenues, as a percentage of revenues, was 83% for the three months ended September 30, 2000.

    Gross margin for the three months ended September 30, 2000 was $272,000, an increase of $275,000 from $(3,000) for the three months ended September 30, 1999. This increase was due to a corresponding increase in revenues. Gross margins for the three months ended September 30, 2000, were comprised of 43% for services rendered and 8% for products and systems sold.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled $874,000 for the three months ended September 30, 2000, an increase of $843,000 from $31,000 for the three months ended September 30, 1999 The increase in selling, general and administrative expenses is due to additional staff and increases in travel, marketing, advertising, office rent and virtually all other categories of expense as a result of gearing the Company for the higher level of business activity in 2000.

    Equity in Losses of Joint Ventures.  Equity in net losses of joint ventures totaled $14,000 for the three months ended September 30, 2000, as compared to $0 for the three months ended September 30, 1999. The increase reflects the Company's 40% share of losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian-based consulting company and reseller of the Company's products.

    Interest Income.  Interest income was $137,000 for the three months ended September 30, 2000, as compared to $0 for the three months ended September 30, 1999. The increase is due to the higher net cash balances from proceeds received from the sale of common stock.

    Income Taxes.  No tax provision has been recorded for the three months ended September 30, 2000, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

    Minority Interests.  Minority interests for the three months ended September 30, 2000 totaled $7,000, compared with $0 for the same period in the prior year and consisted of minority interest in the earnings of the Laptizen.com consolidated subsidiary.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues.  Revenues for the nine months ended September 30, 2000 were $2,904,000, an increase of $2,902,000 from $2,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, revenues consisted of $1,689,000 derived from e-commerce services rendered and $1,215,000 from the sales of products and systems through the Laptizen.com subsidiary.

    During the nine months ended September 30, 2000, all of PacificNet's revenue was generated from customers in Asia.

    Cost of Revenues.  Cost of revenues for the three months ended September 30, 2000 was $1,585,000 an increase of $1,580,000 from $5,000 for the nine months ended September 30, 1999. This increase was due to a corresponding increase in revenues. Cost of revenues, as a percentage of revenues, was 55% for the nine months ended September 30, 2000.

    Gross margin for the nine months ended September 30, 2000 was $1,389,000 an increase of $1,392,000 from $(3,000) for the nine months ended September 30, 1999. Gross margins for the nine months ended September 30, 2000, were comprised of 73% for services rendered and 8% for products and systems sold.

    Selling, General And Administrative Expenses.  Selling, general and administrative expenses totaled $1,852,000 for the nine months ended September 30, 2000, an increase of $1,819,000 from $33,000 for the nine months ended September 30, 1999. PacificNet was incorporated in July, 1999, and the increase in selling, general and administrative expenses is due to additional staff and increases in travel, marketing, advertising, office rent and virtually all other categories of expense as a result of gearing the Company for the higher level of business activity in 2000.

    Equity in Losses of Joint Ventures.  Equity in net losses of joint ventures totaled $25,000 for the nine months ended September 30, 2000, as compared to $0 for the nine months ended September 30, 1999. The increase reflects the Company's 40% share of losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company's products.

    Interest Income.  Interest income was $261,000 for the nine months ended September 30, 2000, as compared to $0 for the three months ended September 30, 1999. The increase is due to the higher net cash balances from proceeds received from the sale of common stock.

    Income Taxes.  No tax provision has been recorded for the nine months ended September 30, 2000, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

    Minority Interests.  Minority interests for the nine months ended September 30, 2000 totaled $7,000, compared with $0 for the same period in the prior year and consisted of minority interest in the earnings of the Laptizen.com consolidated subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Cash.  The Company's cash balance increased by $2.0 million to $6.1 million at September 30, 2000, as compared to $4.1 million at December 31, 1999. Financing activities, principally from the sale of Company common stock provided $9.3 million of cash that was used in investing activities $(4.2 million), continuing operations $(1.4 million) and discontinued operations $(1.7 million). Operations working capital financing constituted the largest operating activity use of cash $(1.1 million) for the nine months ended September 30, 2000.

    All sales of Company common stock relate to sales made by PLLC of membership interests prior to the transaction with Creative Master International, Inc. on July 27, 2000 (see Note 1) that have been restated at their Company common stock equivalent. Membership interests issued by PLLC were exempt from registration as granted under Regulation D of the Securities Act of 1933, as amended.

    Working Capital.  The Company's working capital increased to $12,942,000 at September 30, 2000, as compared to $3,913,000 at December 31, 1999. When compared to balances at December 31, 1999, the increase in working capital at September 30, 2000 reflects higher levels of net accounts receivable $(1.0 million), cash $(2.0 million) and other current assets $(656,000), offset by higher levels of current liabilities $(498,000). Net assets of discontinued operations of $5,874,000 are classified as current assets as these assets were disposed of subsequent to September 30, 2000. The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

    Property and Equipment Additions.  For the nine months ended September 30, 2000, additions to property and equipment aggregated $622,000 as compared to $114,000 for the period from inception (July, 1999) through December 31, 1999. The Company does not anticipate material expenditures for leasehold improvements and property over the next year other than additional leasehold improvements related to its Hong Kong office and the opening of its Guang Zhou Development Center during the next six months. These expenditures are estimated to be $200,000 and will be funded from cash on hand.

    Long-term Investments, Investments in Joint Ventures and Goodwill.  For the nine months ended September 30, 2000, long-term investments, investments in joint ventures and goodwill aggregated $3,391,000 as compared to $0 for the year ended December 31, 1999 and consisted of the following:

	Amount	Collateral/Ownership % and Business Description
Long-term investments:
APP—China Group Limited	$2,500	334,225 shares of unregistered common stock of APP China
Investments in Joint Ventures:
ABCDEnet.com	385	15% ownership; provides comprehensive online services to the construction industry
PacificNet-NTSC.com Sdn.Bhd	64	40% ownership
Xmedia Holdings Inc.	320	25% ownership; provides new media business development and marketing to advertisers
	$769
Goodwill:
Laptizen.com Limited	$122	55% ownership; B2B computer system reseller, e-commerce portal and value added reseller and service provider for computer systems

    Commitments for Additional Funding of Joint Ventures.  At September 30, 2000, the Company had funding commitments aggregating $1.3 million, which it expects to make through available cash on hand, related to the following joint ventures:

    APP—China Group Limited ("APP China")—APP China presently owns 7.3% of the outstanding shares of the Company, and the Company owns 334,225 shares of APP China which it purchased at a cost of $2.5 million and accounts for as a long-term investment. In addition, the Company and APP China have agreed to create a strategic joint venture for providing e-commerce services in the Peoples Republic of China ("PRC"). Under the terms of the proposed joint venture agreement, the Company will make an initial investment comprised of $510,000 and certain e-commerce technologies and expertise in exchange for an initial ownership interest of 51% in the joint venture. APP China will make an initial investment comprised of $490,000 and will contract with the joint venture to provide APP China with services to support APP China's existing information technology infrastructure.

    DekorNet.com Limited ("Dekor")—The Company has formed Dekor, an e-commerce joint venture with Asia Dekor Holdings Limited, to provide consulting services to Asia Dekor in order to improve their logistics function and information systems in order to achieve operating cost efficiencies. In addition, the joint venture will provide B2B and B2C e-commerce solutions for building materials markets in the PRC. Asia Dekor is one of the largest wood flooring manufacturers and suppliers in the PRC. Under the terms of the joint venture, the Company would obtain a 50% interest in the joint venture in exchange for cash of $800,000. As of September 30, 2000, no funding had been provided by the Company to Dekor.

    The Company believes that joint ventures in which it participates will generate incremental service revenues and product sales for the Company in 2001. Further, the Company anticipates that it will continue to enter into additional joint venture arrangements and other investment structures in the future to further promote the sale and marketing of PacificNet products and services

    Cash Needs for the Foreseeable Future.  As of September 30, 2000, the Company had approximately $6.1 million of cash. The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development, capital expenditures and funding of joint venture activities. The Company expects that the principal sources of cash will be cash on hand and operating cash flow. In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect. The Company believes that these sources will be adequate to meet anticipated cash requirements for 2000.

    Inflation.  Inflation has not had a material impact on PacificNet's business in recent years.

    Currency Exchange Fluctuations.  All of PacificNet's revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the currency of the PRC ("RMB"). There can be no assurance that the RMB-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would be likely to reduce PacificNet's expenses (as expressed in U.S. dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase PacificNet's expenses, and could have a material adverse effect on PacificNet's business, financial condition and results of operations. PacificNet has never engaged in currency hedging operations and has no present intention to do so.

    Seasonality and Quarterly Fluctuations.  PacificNet has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception. The Company believes that its business is not subject to seasonal and quarterly fluctuations; however, since the Company has only been in existence since July 1999, the Company does not have sufficient operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company believes that its exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments is immaterial.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    NONE

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    All sales of Company common stock referred to in this Form 10-Q relates to sales made by PLLC of membership interests prior to the transaction with Creative Master International, Inc. that have been restated at their Company common stock equivalent. Membership interests issued by PLLC were exempt from registration as granted under Regulation D of the Securities Act of 1933, as amended. Refer to the following filings that are incorporated by reference:

  •
  Acquisition of PacificNet.com LLC and Change of Control dated August 11, 2000 and filed on Form 8-K.
  •
  Definitive Proxy Statement of Creative Master International, Inc. dated June 2, 2000 and filed on Form DEF 14A.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    NONE

ITEM 4

    NONE

ITEM 5—OTHER INFORMATION

    NONE

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K	Acquisition of PacificNet.com LLC and Change of Control filed on August 11, 2000
Exhibits
Exhibit 27	Financial Data Schedule

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET.COM, INC.
Date: November 14, 2000	By:	/s/ TONY TONG Tony Tong Chief Executive Officer
Date: November 14, 2000	By:	/s/ CHARLES W. MUELLER Charles W. Mueller Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 27	Financial Data Schedule

QuickLinks

TABLE OF CONTENTS
Unaudited Consolidated Statements of Operations
Consolidated Balance Sheets
Unaudited Consolidated Condensed Statements of Cash Flows
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  1. ACQUISITION OF PACIFICNET.COM LLC AND DISPOSITION OF CREATIVE MASTER BUSINESS
  2. BASIS OF PRESENTATION
  3. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS