Form 10KSB40
period 2000-12-31
PACIFICNET COM INC
filed 2001-03-30
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

FORM 10-KSB

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____

Commission File Number:  000-24985

PACIFICNET.COM, INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2854355 (I.R.S. Employer Identification No.)
7808 Creekridge Circle, Suite 101 Bloomington, MN (Address of principal executive offices)	55439 (Zip Code)

Registrant’s Telephone Number:  952-829-5888

Creative Master International, Inc.*, 18 Bedford Rd., Casey Ind. Bldg., 8th Floor, Taikoksui
 Kowloon, Hong Kong
(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /X/  NO / /

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year: $4,699,000.  The aggregate market value of the common stock held by non-affiliates of the registrant as of March 22, 2001 was approximately $11,192,000, based upon the closing sale price of $1.41 as reported by The Nasdaq National Market on such date. There were 7,937,342 shares of the Company's common stock outstanding on March 22, 2001.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

TABLE OF CONTENTS

Part I

1.	Description of Business
2.	Description of Property
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Common Equity and Related Stockholder Matters
6.	Management's Discussion and Analysis or Plan of Operation
7.	Financial Statements
8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and Management
12.	Certain Relationships and Related Transactions
13.	Exhibits and Reports on Form 8-K

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

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

The Company was incorporated in the state of Delaware on April 8, 1987.  Prior to July 27, 2000, the Company was engaged principally in the manufacturing of collectible-quality die-cast replicas of cars, trucks, buses, marine products and other items and was named Creative Master International, Inc. On July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC, Creative Master International, Inc. issued 7,166,667 shares of its Common Stock to the owners of  PacificNet.com LLC, which represented in excess of 80% of the total number of the Company's shares outstanding immediately following the acquisition. In connection with the acquisition of PacificNet.com LLC, the Company's name was changed to "PacificNet.com, Inc." in order to reflect the primary business focus of the Company following the acquisition. Additional information on the acquisition of PacificNet.com LLC and the disposition of the die-cast replica business are discussed below under "CHANGE IN CONTROL OF THE COMPANY".

PacificNet.com, Inc. (referred to herein as “PacificNet,” “PACT” or the “Company”) is an Asian IT solutions and consulting company that develops and implements full-service IT solutions.  PacificNet has developed a suite of proprietary e-Commerce software applications, and offers services such as hardware support, CRM, ERP, customer care, call center, logistics and supply chain management.

PACT's business strategy is to offer Asian businesses complete e-business solutions, including front-end services such as Web site design, hosting, product database development and management, and shopping cart applications, and back-end services such as order processing and transaction payment processing. PACT has developed a proprietary e-commerce solution called eMerchant2000TM for small and medium-sized Asian businesses. A substantial number of small and medium-sized enterprises ("SME's") have signed on to use eMerchant2000TM, and installations are currently in progress, primarily in Hong Kong and the People’s Republic of China (“PRC”). In addition, PACT has been engaged to develop B2B e-commerce solutions for certain strategic partners and other major Asian companies. These activities are described in detail below.

CHANGE IN CONTROL OF THE COMPANY

Acquisition of PacificNet.com LLC.  As described on the Current Report on Form 8-K filed on August 11, 2000, on July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC (“PLLC”), the Company (formerly Creative Master International, Inc.) issued 7,166,667 shares of its Common Stock to the owners of PLLC. This transaction was accounted for as a purchase and treated as a reverse merger transaction since the former owners of PLLC controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on July 27, 2000. The shares issued by the Company in connection with the PLLC are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

PLLC was organized under Minnesota law as a limited liability company in July 1999. The historical financial statements prior to the reverse merger transaction have been restated to be those of the accounting acquirer (PLLC).  Historical stockholders’ equity prior to the reverse merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in-capital.

Disposition of Creative Master Business. As described on the Current Report on Form 8-K filed on October 17, 2000, in September, 2000 the Company’s Board of Directors approved a plan to  dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of Creative Master International, Inc.  The Creative Master business was acquired as part of a reverse merger transaction that was completed on July 27, 2000.  As consideration for this business, the management group i) returned 895,765 shares of common stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company to Creative Master.

The 895,765 shares of common stock returned to the Company are held as treasury stock at December 31, 2000,  and represented a 10.14% reduction in the total number of shares outstanding.  The net assets and results of operations for the Creative Master business are reflected as a discontinued operation in the accompanying financial statements on page located in Part II, Item 7 of this annual report. The discussions in this annual report are based on the Company's current business and operations.

PRINCIPAL CUSTOMERS

The Company's customers for its products and services are located in Hong Kong, mainland China and other regions of Asia.  For the year ended December 31, 2000, the Company’s major customers included Asia Dekor Holdings Limited, Pacific Information Services, Amonic Solutions, APP China Group Limited and China Strategic Holdings Limited. These customers accounted for approximately 75% of the Company’s services revenue and 29% of total revenue for the year ended December 31, 2000. Although the Company does not have any long-term agreements with any of its clients, it believes that its relationships with its customers are excellent.

The following sets forth certain information with respect to certain of the Company's principal customers:

Interior Search. In 2000, Interior Search selected PACT to build the InteriorSearch.com portal that targets architects, interior designers, contractors and the like, to facilitate the B2B trading of interior design products, offering all round service from product procurement and project management to industry information and peer sharing. It also facilitates to engage the current supply chains of design products fully and optimize conduct of business.  By providing value-adding services to all aspects of their professional needs, InteriorSearch.com builds an online community of architectural and design professionals. As their designated home page and work companion, InteriorSearch.com offers an all-round service, from product procurement and project management to industry information and community-building tools.

HKNet. In 2000, HKNet selected PACT to build an online shopping mall, allowing customers to set up their own online stores, with e-catalogue, shopping cart, chat room, forum and membership registration and management system.  Online stores come in the form of ready-made templates allowing the shops to be set up instantaneously.  This allows HKNet to provide additional value-added services.  HKNet provides a comprehensive array of services, including IP connectivity such as broadband and leased lines, Internet data center and e-Business consultancy service.  The e-business solutions from PACT will be an added value service that HKNet is able to provide.  HKNet is a joint venture between Japanese telecom giant NTT Communications Corporation and the Hong Kong-listed CCT Telecom Holdings Ltd.

Hong Kong Productivity Council.  Hong Kong Productivity Council ("HKPC") selected PACT to build the Product Online portal aiming to assist small and medium sized enterprises in launching their own web sites.  These enterprises are able to showcase their products, with the option to provide online payment transactions service.  HKPC is a multi-disciplinary organization established by statute in 1967 to promote increased productivity and the use of more efficient methods throughout Hong Kong's business sectors. HKPC is governed by a council representing managerial, labor, academic and professional interests, as well as a number of government departments concerned with productivity issues. HKPC and its subsidiary companies employ about 600 consultants and staff, and provide a multitude of services to approximately 4,000 companies each year.

FUNnGAME.com. In 2000, FUNnGAME.com selected PACT to develop and implement an online game site to promote their gaming solutions.  The site features the latest information on electronic games and devices, and to offer previews of the latest games and future releases from the leading suppliers and developers in the gaming industry.  Detailed reviews and analysis are provided along with some downloadable demo versions.  FUNnGAME is an online and offline game producer for PC and Palm platforms, as well as a Chinese game news content provider.  News content includes the latest gaming technologies and trends, hot market items, game reviews, gaming tips and tricks for fans.  FUNnGAME has strategic partnerships with Indiagames.com and Xcreate Limited to jointly develop online games for their customers, such as Hong Kong Asia Television Limited (HKATV).  Currently, FUNnGAME has offices in Hong Kong, Taiwan, the United States and Russia.

China INFOBANK.  In 2000, China INFOBANK selected PACT’s e-Business platform to power its online information subscription service.  China INFOBANK is one of the world’s largest and most authoritative sources for China business content.  China INFOBANK has developed a comprehensive database and library of information on China’s economy, business, government data and surveys, scientific research and related subjects.  Subscriptions to China INFOBANK’s InfoCard provide members with access to this information.  The solution enables China INFOBANK to provide online payment subscriptions and vital management reports to analyze online activities.

ABCDENet.  ABCDENet selected PACT to develop its community web site, which has as its objective to connect the building construction community (architects, builders, contractors, developers and engineers) through the Internet by providing information on opportunities, latest innovations and new techniques.  PACT handles and maintains all I.T. aspects of the portal, allowing them to focus entirely on providing B-to-B and B-to-C services for the construction industry, as well as networking with the academic and institutional fraternity.

EveryBodyClub.net.  PACT developed this portal which allows Internet users to self-register and create individual or company websites.  This site also provides a notice board to allow members to post buying offers and selling offers, email services and others.

China Youth Online.  China Youth Online (CYOL.net) is a news publishing organization located in Beijing providing information and news for the youth.  The news is in current affairs, sports, lifestyle, politics and others.  The organization has distributed printed material for the last 50 years and endeavor to bring the contents online to serve readers in PRC and overseas.  The portal also provides banner-marketing campaign to generate revenue to maintain the operation of the site.

PRODUCTS AND SERVICES

PACT develops, markets, licenses and supports comprehensive solutions that are designed to allow its customers to engage in business-to-business (primary focus) and business-to-consumer (secondary) Internet commerce. The Company offers complete solutions combining technology and services to three distinct markets: enterprise customers, SME's and Internet community managers. The solutions are marketed under the eMerchant2000 brand and are summarized as follows:

Products

eMerchant2000TM Standard.  This is an entry level solution designed to allow enterprises to establish a website with minimal effort.  Major features includes:

•	Company Profile - allows a merchant to publish the company profile, contact details for the benefit of its potential and current members. It also allows merchant to disseminate news and events relating to the shop, such as promotion campaigns and exhibitions.

•	Shop - contains a Product Catalogue showcasing items on sales, displaying product details, availability and images. Shopping Cart facilitates the consolidation of products selected from the catalogue, calculates the transaction amount, with any necessary transportation charges or duty and payment information required to complete the transaction.

•	Members Zone - provides an interface for Internet users to sign-up as members. The membership database can be used for future newsletter and promotional mailings.

•	Site Administration - allows the site administrator and other authorized users to manage the entire operation of the site. Since this is a web-based utility, it provides an easy and mobile way of managing customers orders and shipment, payments, product catalogue information and updates, customers/members and suppliers details. This function also provides useful analysis and management reports.

eMechant2000TM Pro.  Besides all the features described for the eMerchant2000TM Standard version, the following features are included:

•	Forum - allows merchant to set-up a platform, where members of the site can participate by expressing their views and viewing opinions of others, on a variety of topics. The aim is to facilitate the discussion related to the merchant’s business, product and services, providing valuable information and feedbacks.

•	Auction – provides merchants a platform for members to conduct electronic forward auctions and to monitors the auctions. This however, does not get involved in the settlement of payment nor delivery of the auctioned items.

•	Chat Room - provides a site’s members to form an exclusive, virtual community, and thereby stimulate interaction between people with at least one thing in common: They are all members of the same Site.

eMerchant2000TM MarketDev. This is an advanced solution targeted for Internet Community Managers, including Internet Service Providers (ISP), Internet Content Providers (ICP), Data Centers and Facility Managers – designed to manage a community of merchants.  Web-enabled administration offers the convenience of managing the entire site with minimal restrictions. A system administrator is able to set-up the communities and online malls through the use of the selected functions and features described for eMerchant2000TM Pro.

eMerchant2000TM Enterprise. This version is designed to offer B2B solutions for larger enterprises, particularly manufacturing companies, that wish to conduct business transactions with other enterprises. It also enables businesses to streamline the procurement and distribution processes of commerce and improve competitive “market-space”. For a B2B buyer, the eMerchant2000TM Enterprise provides the tools to create and manage an efficient supply chain with increased speed of communication and reliability, at a fraction of the cost and time of managing a conventional supply chain.  It offers the means by which businesses can source raw material and/or finished products at competitive prices and adopt new suppliers. For a B2B Seller, the eMerchant2000TM Enterprise offers the most comprehensive distribution facilities through a virtual sales office, which increases efficiency in customer/buyer management.  And for those businesses that require a robust platform to manage both their procurements and distributions, an integrated sales office and buying office will extend a solution with unparalleled functionality and ease of use.

Laptizen (55% owned by PacificNet.com). Laptizen.com Limited is a computer distributor based in Hong Kong. Laptizen commenced operations in June, 2000 as a consulting oriented and value-added computer distributor that emphasizes service and support to differentiate itself from more price oriented national chains. Laptizen, which focuses on PC-based laptop computers and wireless LAN accessories for both laptop and desktop computers, provides both computer products and services to small businesses, home offices and large enterprises.

Services

Consulting Services. PACT is committed to help customers in the evolution of brick-and-mortar business to click-and-mortar or pure e-commerce operation. With a specific industry focus, our consultants will conduct on-site visits and analyze customer’s business.  The purpose is to assist customers establish an online e-business with competitive advantage. Our consultants help our customers identify specific content nature, user-friendly interface, overall web theme and design, target user groups, web advertising and integrated online solutions.

Homepage Design Services.  Customers may have special requirements tailoring the website to present a certain theme, look-and-feel, or to target specific industries or market.  Coupling with the skills of our artistic designers and multimedia technical experts, PACT delivers creative and innovative results in visual layout, interactive graphics, video and audio clips. PACT also offers web domain registration services where customers can choose from a wide variety of templates and themes, then fill in the blanks for company profile, contact details, products and services information.

Project Management and Implementation Services.   PACT provides project management and general information technology (IT) consulting services to its customers.  PACT has developed and uses a structured project management and implementation methodology for customer projects.  Our technical team provides consulting services in the following areas:

•	Requirements Analysis
	•	Hardware and system network infrastructure
	•	Database systems and applications
	•	Security and Disaster recovery
	•	Capacity Planning
	•	Risk Management
•	Software Programming
	•	Conceptual designs
	•	Functional designs
	•	Customization requirements
	•	Database programming
•	IT Procurement and Installation
•	Unit and System Testing

Training Services.  PACT provides standard and customized training for Users and for System administrators.  Using predeveloped training curriculum, users and System Administrators of the eMerchant2000 solutions are provided with extensive training  related to management and control of the e-commerce site, from setting up of user access rights to creating of special discounts, price lists and product catalogues, as well as to monitor the order and delivery status.

Integration Services.  PACT provides integration services for payment solutions, logistics solutions and ERP/Back-end systems as follows:

•	Payment Solutions. PACT has partnered with Dao Heng Bank, First Ecom.com, Telewide, Netlife, Cybercash, iD Innovation and MPOS to provide its customers a variety of payment solutions. Currently, the eMerchant2000 solutions include an integrated payment interface for the vPOS, NetLife, and AEON-SPOT payment systems. In addition, PACT has adopted Secure Socket Layer (SSL) and Secure Electronic Transaction (SET) encryption technologies within the eMerchant2000 solutions.

•	Logistics Solutions. PACT has partnered with DHL, a leading international courier and CDS , a local delivery and warehouse expert to provide customer order delivery and tracking services.
•	ERP System/Bank-end System and Integration. PACT provides ERP integration services through its relationships with several ERP vendors. PACT provides evaluation, selection and implementation services related to ERP systems.

Software Localization. Foreign software companies wanting to gain entry into the Asian market, particularly in Greater China, may not have the skills, tools and knowledge in localizing their applications.  PACT provides foreign companies with consulting services necessary for the localization of software to support simplified and traditional Chinese characters.

INDUSTRY OPPORTUNITY AND EXPECTED GROWTH IN INTERNET USAGE IN ASIA AND THE PRC

With an ever-increasing number of users, the Internet has emerged as a significant mass communications medium in Asia and the PRC.  GartnerGroups e-Business Intelligence Services has determined that in the Asia/Pacific Region, outside of Japan, business-to-business e-commerce transaction value will grow at a compound average growth rate (CAGR) of 155 percent from 1999 through 2004, with Business-to-business e-commerce transactions reaching $8.5 trillion worldwide by 2005.  According to International Data Corporation ("IDC"),  China is expected to surpass Australia by 2001 to become the Asia-Pacific region's largest IT market, excluding Japan. China's purchases of IT hardware, software and services should reach nearly $14 billion in 2000 and triple by 2004.  China's IT sector earned $3.71 billion in 1999, surpassing the power industry for the first time to become the most profitable industry in China. The PRC's Internet user base is expected to exceed 33 million by 2003, growing at an average annual rate of nearly 60 percent over the next five years. IDC estimates that non-Japanese Asian e-commerce reached $2 billion in 1998, and predicts that this figure will grow to $32.6 billion in 2003. PACT management believes that the next major phase of Internet growth will be driven by the emergence of commerce and other interactive business applications of the Web. Businesses are seeking ways to take advantage of the fact that other businesses with which they need to interact, including customers, suppliers and distributors, are increasingly using the Internet. Traditionally, many large companies built private networks to communicate with their largest customers, suppliers and distributors. Today, the Internet's worldwide accessibility can make Internet-based data communications highly efficient, virtually instantaneous, cost effective and available to organizations of all sizes. PACT has chosen to focus on Asia Pacific electronic commerce because of the sustained growth in trade that is forecast between these two regions and because of the Asian relationships of its members and strategic partners.

SALES AND MARKETING

The Company historically has not engaged in any significant marketing activities and has relied primarily on its reputation for quality and efficiency among its customers and leveraging its strategic investors to obtain new business.

The Company aggressively pursues strategic alliances, joint ventures or other arrangements with one or more of its existing customers or others to market and distribute its products and services. A summary of strategic alliances, marketing arrangements and joint ventures follows:

•	ASIA ONLINE. In 1999, PACT entered into a Strategic Partnering and Distribution Agreement for the marketing, promotion and sale of PACT's e-commerce products and services to Asia Online and its members. Asia Online is a leading Asian Internet Service Provider ("ISP"). Asia Online provides Internet-related communications services and productivity tools to facilitate communications among Asians and people with an interest in Asia worldwide. Asia Online offers a variety of Internet-related services including dial-up Internet access, leased lines, ISDN, roaming, Web development and hosting services, advertising and e-commerce capabilities. Through its technology partnerships, Asia Online plans to offer Internet-based communications solutions including voice-over-IP, Internet fax and Web-based Intranets/Extranets to domestic and international customers. Asia Online is credited with a number of Internet industry firsts. These include being the first ISP to establish direct links to other Asian countries, the first to set up its own facility in the U.S. to better distribute Asian content to an American audience and the first company in the world to license RealAudio for the Internet.

•	HONG KONG PRODUCTIVITY COUNCIL. In 1999, PACT entered into an e-commerce Development and Partnership Cooperation Agreement covering up to 400 existing Hong Kong businesses for the use of PACT's services and solutions. The Hong Kong Productivity Council ("HKPC") is a multi-disciplinary organization established by statute in 1967 to promote increased productivity and the use of more efficient methods throughout Hong Kong's business sectors. HKPC is governed by a council representing managerial, labor, academic and professional interests, as well as a number of government departments concerned with productivity issues. HKPC and its subsidiary companies employ about 600 consultants and staff, and provide a multitude of services to approximately 4,000 companies each year.

•	FORTUNE TELECOM (HKSE:8040). In 1999, PACT entered into a Strategic Investment, Joint Venture and Alliance Partnership Agreement with Fortune Telecom, whereby Fortune Telecom represents and assists PACT in the marketing, sales and promotion of PACT's e-commerce products and services to Fortune Telecom's existing customers, distributors, resellers, business partners and holding companies. Fortune Telecom is an investor in PACT and owns approximately 10% of the outstanding shares of PACT Common Stock as of December 31, 2000. Fortune Telecom, a listed company on the Hong Kong Stock Exchange Growth Enterprise Market Board, is among the leading distributors of mobile phones and accessories in the PRC. In addition, Fortune Telecom is a leading service provider of wireless multimedia communications products and services in the PRC and Hong Kong through the integration of its diverse distribution network with e-commerce applications using wireless access protocol and other Internet technology. Complementary retailing and marketing services are provided through an extensive network of franchised shops and authorized "Fortune Telecom" dealer's shops, spread across cities and provinces in the PRC. After-sales services are available through authorized agents' service centers in such major cities as Beijing, Shanghai, Guangzhou and Jiangmen. Fortune Telecom has strategic business relationships with Nokia, Philips and Alcatel, and acts as the exclusive distributor for a number of these top-selling cellular phone manufacturers.

•	PACIFICNET-NTSC.COM SDN. BHD. In 2000, PACT entered into a joint venture agreement with Leginet Sdn. Bhd., a majority-owned subsidiary of Ng Tiong Seng Corporation Sdn. Bhd. ("NTSC"), to create PacificNet-NTSC.com, owned 60% by NTSC and 40% by PACT, to provide business-to-business and business-to-consumer e-commerce solutions and services for the Malaysian market. The Managing Director of PacificNet-NTSC.com is Jeffrey Ng Chin Heng, who is also the Managing Director of NTSC. NTSC is a large, well-established Malaysian holding company with four listed companies on the Malaysia Stock Exchange. NTSC's principal activities include property investment, management services, rubber and shoe manufacturing, trading, and retailing operations.

•	FIRST ECOM.COM (NASD: IECC). In 2000, First Ecom.com and PACT began the design of a safe, easy and fast e-payment solution between merchants and consumers through participating banks and financial institutions. As a global provider of electronic payment processing, First Ecom.com seeks to provide these services to merchants and financial institutions worldwide. Through strategic partnerships with banks, ISPs, e-commerce product suppliers, system integrators and storefront solution providers, the combined PACT-First Ecom.com solution will process credit card transactions made over the Internet in multiple currencies, either domestically or offshore.

•	IBM HONG KONG. In 2000, PACT and IBM entered into a strategic partnership to provide comprehensive e-Business solutions in Asia. Under the agreement, PacificNet will bundle its innovative and proprietary e-Commerce software, eMerchant2000TM , along with IBM’s advanced hardware technologies in joint solutions offerings.

•	TELEWIDE ENTERPRISES LIMITED. In 2000, PACT commenced a project to integrate its eMerchant2000 solution with Telewide's software to provide online credit card clearing services. Telewide is an e-commerce payment solution provider for SME's. Its integrated package, Automated Secured Internet Shopping Services ("ASISS"), is designed to help merchants accepting credit cards for purchases over the Internet. ASISS checks the format of the card number and makes further security checks to validate the authenticity of the cardholder information.

•	V2 TECHNOLOGY. In 2000, PACT and V2 Technology entered into a strategic relationship to jointly offer V2 Technology’s unique voice over Internet protocol (VOIP) technology to both its e-Business consulting clients and as an optional plug-and-play module to be integrated in PACT’s software package. Based in Beijing, V2 is a leading company in the field of Internet multimedia (voice and video streaming) technology tailored specifically for Chinese-language users throughout Asia. V2 Technology supplies online service providers and other B2B Internet companies with custom-made Internet multimedia application solutions, such as e-Support solutions for e-Commerce, enabling them to provide their clients with highly valuable customer service capabilities

•	INLOOKTECH.COM LIMITED. In 2000, PACT and inlooktech.com entered into a strategic relationship to offer business management solutions to companies throughout Greater China. inlooktech.com, a Hong Kong-based, China-focused management-solutions provider has developed an integrated range of enterprise resource planning (ERP) software. PACT will leverage inlooktech.com’s extensive Mainland resources to provide clients with a suite of localized ERP software, which includes accounting, business, sales, manufacturing and human resources.

•	CENTRAL DELIVERY SERVICE HK LIMITED (CDS). In 2000, PACT and CDS entered into a strategic alliance to offer delivery and e-Fulfillment solutions to clients. CDS currently delivers over 5,000 e-Commerce sales orders a day. CDS’ customers range from prominent supermarket outlets to leading Internet portals in Hong Kong.

•	CYBERCASH ASIA PACIFIC LIMITED. In 2000, PACT entered into a strategic alliance with CyberCash to provide dynamic, comprehensive and secure online payment solutions for Asian businesses. CyberCash is a leader in Internet payment services and its payment solutions encompass credit card, debit card, purchase card, cash, cheque, smart card, ‘frequent buyer’ and loyalty programs.

•	HKNET CO. LTD. In 2000, PACT and HKNet entered into a partnership agreement to offer joint e-business solutions. HKNet provides a comprehensive array of services, including IP connectivity such as broadband and leased lines, Internet data center and e-Business consultancy service. The e-business solutions from PACT will be an added value service that HKNet is able to provide. HKNet is a joint venture between Japanese telecom giant NTT Communications Corporation and the Hong Kong-listed CCT Telecom Holdings Ltd.

•	DHL. In 2000, PACT and DHL entered into a joint development agreement to provide integrated e-business solutions and courier services. DHL currently operates in more than 228 countries and territories. The development effort will integrate PacificNet’s eMerchant2000TM solutions and DHL’s online ordering and tracking systems to allow customers and clients the ability to request, track, quote, make payment and confirm all package deliveries online.

•	MEDIA3WAY LIMITED. In 2000, PACT and Media3Way entered into a strategic relationship to offer Internet broadcasting solutions. Media3Way is a leader in internet broadcasting solutions ranging from audio and video streaming project, web radio and television set up to providing server spaces for storing and distributing high quality digitized audio and video streaming contents. The objective of the relationship is to provide interactive content distribution and net advertising solutions to the Asian market, particularly educational related businesses and content distribution businesses.

•	CHINA NETWORK SOLUTIONS (CNS). In 2000, PACT signed a partnership agreement with CNS to enter the e-Business market in Beijing and greater mainland PRC region. CNS, together with its affiliation with Capital Networks in China, cooperates closely with Beijing Telecom and Beijing Economic Information Center to provide broadband Internet access, network services, co-locations, web hosting, application hosting and others.

•	iD INNOVATION LIMITED. In 2000, PACT entered into a strategic partnership with iD Innovation (iD) to provide the “Wallet CD” technology for secure online payment solutions. This payment solution will be integrated with the PACT’s eMerchant2000TM solutions. With experienced research and development professionals for CD-ROM products and online transaction technology, iD’s main business focus is applying its patented CD-ROM technology in the industry of e-commerce. Wallet CDTM and Wallet CD-RTM are products of such patented technology that bring conventional circular optical disc to real credit-card size. ID’s customers include AIA, Manulife, The Hong Kong Jockey Club, Canon, Standard Chartered Bank, Wing Hang Bank, Dao Heng Bank, and TOM.com

•	ASIA DEKOR HOLDINGS LIMITED (Singapore EX: AsiaDekor). During 2000, the Company formed DekorNet.com Limited (“Dekor”), an e-commerce joint venture with Asia Dekor Holdings Limited, to provide consulting services to Asia Dekor in order to improve their logistics function and information systems to achieve operating cost efficiencies. In addition, the joint venture will provide e-commerce solutions for building materials markets in the PRC. Asia Dekor is one of the largest wood flooring manufacturers and suppliers in the PRC. Subsequent to December 31, 2000, the Company provided the joint venture with consideration aggregating $535,000 in exchange for a 60% interest in the joint venture.

BACKLOG

For e-commerce solutions, the time to deliver an acceptable solution ranges from three to six months. As of December 31, 2000, the Company's backlog was approximately $327,000 and consisted primarily of services revenues to be earned on e-commerce solutions projects.

FACILITIES

The Company and its consolidated subsidiaries maintain the following facilities:

Hong Kong – Corporate headquarters and development center located at 3 Lockhart Road, Wanchai, Hong Kong, where it leases two floors.  Substantially all of the Company’s activities are operated from this.

United States – Corporate office located in an office facility at 7808 Creekridge Circle, Suite 101, Bloomington, (Minneapolis), Minnesota

Guangzhou - development center located at 18th Floor, Guanghai Tower, 308 Binjiang Rd. C., Guangzhou 510220, China

Four Laptizen retail outlets in the following locations:

•	Shop 111 on 1 Floor, Wanchai Computer Centre, 130 Hennessy Road, Southron Centre, Wanchai, Hong Kong
•	Causeway Bay - Shop 15-16 on 11th Floor, The In Square, Windsor House 311 Gloucester Road, Causeway Bay, Hong Kong
•	Aberdeen - Shop 50, 1st Floor, Site 2, Aberdeen Centre, Aberdeen, Hong Kong.
•	Mongkok - Shop 311, 3/F, Mongkok Computer Center, 8-8A, Nelson Street, Mongkok, Kowloon

COMPETITION

Competition for electronic commerce products and services is intense. PACT management expects that competition to continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. PACT management believes that the principal competitive factors for business-to-business e-commerce solutions are breadth and scope of solution, depth of supplier content, interoperability with existing information technology systems, scalability, functionality, ease-of-use, ease-of-implementation, total cost of ownership and installed base of referenceable customers. Many of PACT's competitors have greater brand recognition and greater financial, marketing and other resources. This may place PACT at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Many e-commerce companies offer similar functionality to that of PACT's products and services; however, management believes that PACT can compete effectively by offering a comprehensive, integrated solution of both front-end order processing management and back-end fulfillment capability. Competition is most intense in the front-end electronic shopping mall capability that PACT offers. Electronic mall capability includes a common Web site, electronic catalogue of products for sale and online ordering capability. Manufacturers generally pay a fee to list products for sale at these sites.

The following companies offer similar electronic mall functionality: MeetChina.com, Global Sources, Merchandise Online.com, CETrade.com, RedTagBiz.com, RedTag.com, alibaba.com, BizBuyer.com, Trade Sources.com, Tradepac.com, AsiaTrade.com, Asianproducts.com, Asiamfrs.com, Asia4Sale.com and Web Connection, Asia2B.com and Sesami.

PACT will likely face intensified competition for business and for opportunities to create strategic alliances from various sources, several of which are concentrating their efforts in Asia Pacific trade, like PACT. To date, this includes companies involved in or offering (a) supplier and buying consortiums, (b) Internet-based enabling technologies and (c) service integrators. The supplier and buying consortiums offer direct-to-manufacturer solutions and electronic mall functionality, and they principally include the companies mentioned in the prior paragraph. Those competitors offering Internet-based enabling technologies often have an industry-based focus that may include a single industry or multiple industries that can best utilize a particular technology, and examples of these types of companies include Ventro, VerticalNet, SciQuest and Anderson Unicom Group. Other competitors in this area offer broader Internet-based enabling technologies for horizontal Asia Pacific B2B commerce, and they include Ariba and Commerce One. In addition, PACT may face competition from traditional enterprise resource planning technology companies with broad-based strategies relating to the Internet, including SAP, Oracle, Ariba, Broad Vision, Commerce One, Intershop and Purchase Pro.

Finally, PACT competes with traditional service integrators focused on enabling customers with Internet access for electronic commerce, including Scient, Andersen Consulting, IBM, Razorfish, IXL and IBM. Internet holding companies, including venture funds with Internet incubators such as Internet Capital Group, CMGI and Pacific Century Cyberworks, also have or are developing portfolio companies that are focused on identifying technologies and integrated solutions to accelerate the delivery of electronic commerce. Unlike most of its competitors, PACT competes for a share of a customer's procurement budget by offering an end-to-end, one-stop shopping, e-commerce solution. PACT has built a team with knowledge in Web solutions, system design, e-commerce operations, logistics, payment support and ERP integration services in order to provide its customers with cost effective, efficient and pragmatic end-to-end solutions. PACT's management believes that the comprehensive nature of its solutions, its specific focus on Asia Pacific trade, primarily for SME's, and the scope and depth of its strategic relationships and alliances, many of which are already in place, will give it a competitive advantage with customers in its target markets.

GOVERNMENT REGULATION

The Company is not engaged in a regulated industry. However, our activities in order to expand our business into mainland China will require business licenses. This requires a review and approval of our activities by various national and local agencies of Chinese government. There can be no assurance that the Chinese government will continue to approve of our activities or grant or renew our licenses.

EMPLOYEES

As of December 31, 2000, the Company had 76 employees and contractors, all of which were full-time. Forty-four of these individuals were located in Hong Kong, eleven in Guangzhou, six in Malaysia and one in the United States. Laptizen had fourteen employees. The Company has experienced no significant labor stoppages and believes that the relations with its employees are satisfactory. Historically, the Company has had no difficulty in hiring additional employees, and it anticipates that it will be able to hire additional employees in the future as needed in connection with the growth of its business. None of the Company’s employees are covered by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

The Company incurred $330,000 in technology research and development costs during 2000 to enhance its existing proprietary technology and integrate additional technology products from other strategic partners and vendors. The Company has recently increased its development efforts with respect to certain proprietary products, and is likely to incur future research and development costs in connection with these efforts.

RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

PACT HAS A LIMITED OPERATING HISTORY.
PACT has only a limited operating history on which investors can base evaluations of its business and prospects. In addition, its prospects must be considered in light of the risks and uncertainties inherent in and traditionally encountered by companies in an early stage of development in new and rapidly evolving markets. PACT was founded and commenced operations in July 1999. For the year ended December 31, 2000 and from inception through December 31, 1999, revenues were $4,699,000 and $49,000, respectively. There can be no assurance that revenues will continue to grow during 2001 or thereafter.

Since the Company commenced operations, it has incurred losses. For the year ended December 31, 2000 and for the period from inception through December 31, 1999, losses from continuing operations totaled ($2.2) million and $(174,000), respectively. Expenditures have been increasing and are expected to continue to increase substantially in all areas, particularly in solution development and sales and marketing.  PACT may never be profitable or, if it becomes profitable, it may be unable to sustain profitability. Its limited operating history makes predicting future operating results, including operating expenses, very difficult. In order to increase revenue and achieve profitability, PACT must, among other things:

-	continue development and refinement of its solutions;
-	increase market acceptance of its solutions and services;
-	successfully execute its strategic partner alliance strategy;
-	develop and maintain awareness of its brands;
-	attract, integrate, motivate and retain qualified personnel;
-	continue to build financial and operational infrastructure; and
-	offer high quality customer service and support.

The ability to increase revenue and achieve profitability also depends on a number of factors outside PACT's control, including the extent to which:

-	competitors develop competing e-commerce services and solutions;
-	strategic alliance and other marketing partners dedicate resources or otherwise give priority to promoting PACT's products and services; and
-	PACT maintains access to significant amounts of capital. Many of these risks are separately discussed below.

THERE CAN BE NO ASSURANCE OF CONTINUED MARKET ACCEPTANCE OF PACT'S PRODUCTS.
PACT believes that a significant contributing factor in its initial growth has been the ability to create and maintain strong relationships with the community of web developers that initially reacted favorably to PACT's business strategy and have or are likely to adopt PACT's products. This community of early adopters demands rapid and continuous improvements in the performance, features and reliability of products, as well as a high level of customer service. If PACT's products do not continue to satisfy the web developer community or otherwise fail to sustain sufficient market acceptance, its business, financial condition and operating results could be materially adversely affected. Due in part to the emerging nature of the web development products market and the substantial resources available to many market participants, PACT management believes there is a time-limited opportunity to achieve and maintain maximum market share in this market.

PACT'S BUSINESS STRATEGY DEPENDS ON THE GROWTH OF THE INTERNET AND THE SECURITY OF BUSINESS TRANSACTIONS CONDUCTED OVER THE INTERNET.
PACT's business would be adversely affected if B2B internet usage does not continue to grow. Internet usage may be inhibited by a number of reasons, such as:

-	lack of infrastructure and insufficient technical capabilities;
-	security concerns;
-	inconsistent quality and ease of service; and
-	lack of availability of cost-effective, high-speed service.

If B2B internet usage grows, the internet infrastructure may not be able to support the demands placed on it by this growth or its performance or reliability may decline. In addition, web sites may from time to time experience interruptions in their service as a result of outages, virus or delays occurring throughout the internet network infrastructure. If such outages, viruses or delays frequently occur in the future, internet usage, as well as usage of PACT's solutions, could be adversely affected. Concerns regarding the security of confidential business information transmitted over the Internet prevent many potential customers from engaging in online transactions. If PACT does not add sufficient security features to future product releases, its products may not gain market acceptance or there may be additional legal exposure to PACT. PACT has included basic security features in its products to protect the privacy and integrity of customer data, such as password requirements for access to portions of its vertical trade communities. However, PACT does not currently use sophisticated authentication technology or encryption, which transforms information into a "code" designed to be unreadable by third parties, to protect confidential information such as credit card numbers. As part of the development of its total PacificNet.com Solution, PACT intends to license encryption technology to protect confidential transaction data. Internet infrastructure is potentially vulnerable to electronic break-ins, viruses or similar problems. If a person circumvents PACT's security measures, he or she could misappropriate proprietary information or cause interruptions in PACT's operations. Security breaches that result in access to confidential information could damage PACT's reputation and expose it to a risk of loss or liability. PACT may be required to make significant unplanned investments and efforts to protect against or remedy security breaches. If PACT does not adequately address security issues and the concerns of its customers and potential customers in this area, its business, financial condition and operating results could be materially adversely affected.

THERE IS INTENSE COMPETITION FOR THE E-COMMERCE SOLUTIONS THAT PACT OFFERS.
Competition for electronic commerce products and services is intense. PACT expects that competition will continue to intensify in all areas of e-commerce, including those serviced by PACT. Barriers to entry are minimal, and competitors can launch new web sites and introduce new products and services at a relatively low cost. PACT competes for a share of a customer's procurement budget by offering an end-to-end e-commerce solution. However, competitors may develop internet products or services that are superior to, or have greater market acceptance than, PACT's solutions. Many of PACT's competitors have greater brand recognition and greater financial, marketing and other resources than PACT. This may place PACT at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. If PACT is unable to compete successfully, its business, financial condition and operating results could be materially adversely affected.

PACT'S MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE; IT MAY BE DIFFICULT FOR PACT TO KEEP UP IN A COST-EFFECTIVE MANNER.
PACT's market is characterized by rapid technological change and frequent new product announcements. Significant technological advances in the future could render PACT's existing and planned e-commerce solutions technology obsolete. To be successful, PACT must adapt to a rapidly changing market by continually improving the responsiveness, services and features of its solutions. PACT's success will depend, in part, on its ability to license leading technologies useful in its business, enhance existing services and develop new services and technology that address the needs of its customers. PACT will also need to respond to technological advances and emerging industry standards in a cost-effective and timely manner. If PACT is unable to successfully respond to these rapid changes and new developments or does not respond in a cost-effective manner, PACT's business, financial condition and operating results could be materially adversely affected.

CAPACITY LIMITS ON PACT'S TECHNOLOGY, TRANSACTION PROCESSING SYSTEM AND NETWORK HARDWARE AND SOFTWARE MAY BE DIFFICULT TO PROJECT AND PACT MAY NOT BE ABLE TO MEET INCREASED USE.
As traffic to PACT's web site and use of its solutions increase, PACT must expand and upgrade its technology, transaction processing systems and network hardware and software. PACT may not be able to accurately project the rate of increase in traffic for these channels. In addition, PACT may not be able to expand and upgrade systems and network hardware and software capabilities to accommodate increased use of its vertical trade communities. If PACT does not appropriately upgrade its systems and network hardware and software in a cost-effective manner and on a timely basis, its business, financial condition and operating results could be materially adversely affected.

THERE IS LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY.
PACT's success depends to a significant degree upon the development and protection of its software, solutions, deployment methodologies and other proprietary technology. The software industry has experienced widespread unauthorized reproduction of software products. The unauthorized reproduction of PACT's proprietary technology could enable third parties to benefit from PACT's technology without paying for it. PACT attempts to protect proprietary technology primarily through:

-	trade secret, copyright and trademark laws;
-	license agreements;
-	employee and third party non-disclosure agreements; and
-	limiting access to and distribution of PACT's documentation and other proprietary information.

The steps PACT has taken to protect its proprietary technology may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. In addition, PACT relies in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Moreover, the laws of the PRC and other countries in which PACT markets its products may afford little or no effective protection of intellectual property. Other companies could independently develop similar or superior technology without violating PACT's proprietary rights. Any misappropriation of PACT's technology or the development of successful competitive technology could have a material adverse effect on PACT's business, financial condition and operating results. If PACT had to resort to legal proceedings in order to enforce its intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of uncertainty as to the ultimate outcome, particularly in developing countries. PACT attempts to avoid infringing known proprietary rights of third parties in its solution development efforts. However, PACT does not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If PACT were to discover that one of its products violated third party proprietary rights, there can be no assurance that PACT would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to undertake such reengineering would be successful. From time to time, third parties may claim that PACT's products or technology infringe their patents or other proprietary rights. Any such claim could cause PACT to incur substantial costs defending against the claim, even if the claim is invalid, and could distract PACT's management from its business. Furthermore, a party making such a claim could secure a judgment that required PACT to pay substantial damages. A judgment could also include an injunction or other court order that could prevent PACT from selling certain products. Any of these events could have a material adverse effect on PACT's business, financial condition and operating results.

THERE IS A RISK OF PRODUCT DEFECTS AND PRODUCT LIABILITY.
Software products as complex as PACT's may contain undetected errors or result in failures when first introduced or when new versions are released. Such errors are frequently discovered shortly after introduction of a new product or a new release of an existing product, but could be discovered at any point in a product's life cycle. Despite testing by PACT and its customers, errors may occur in a product offering after commencement of commercial shipments. The occurrence of these errors could have the following results, any of which could have a material adverse effect on PACT's business, operating results and financial condition:

-	loss of or delay in revenue,
-	loss of market share,
-	failure to achieve market acceptance,
-	diversion of development resources,
-	injury to PACT's reputation, or
-	damage to PACT's efforts to build brand awareness.

The occurrence of errors in PACT's software and solutions might also result in potential liability to customers. Many of the applications developed and deployed with PACT's products are critical to the operations of customers' businesses and provide benefits that may be difficult to quantify. Any failure in a customer's application could result in a claim for substantial damages against PACT, regardless of its responsibility for such failure.

PACT'S CURRENT MARKETING AND DISTRIBUTION ALLIANCES MAY NOT GENERATE THE EXPECTED NUMBER OF NEW CUSTOMERS.
PACT has developed marketing and distribution alliances with Asian and North American based companies that can create traffic using the PacificNet.com Solution. The success of these relationships depends on the amount of increased traffic PACT will receive from alliance partners. While these relationships may be owned or controlled by strategic investors in PACT or under a long-term strategic alliance agreement, these arrangements may not generate the expected number of new customers and revenue. Generally, these agreements have a duration of at least two to three years. In addition, there can be no assurance that PACT will be able to renew these marketing and distribution alliance agreements. If these agreements fail to yield and sustain the anticipated traffic or if any of these agreements are terminated, PACT's business, financial condition and operating results could be materially adversely affected.

PACT NEEDS TO DEVELOP ADDITIONAL MARKETING AND DISTRIBUTION ALLIANCES.
 As part of its business strategy, PACT is seeking to enter into additional partnerships with strategic alliance partners, including internet service providers, enterprise resource planning software providers and search engine providers to increase traffic to PACT's e-commerce solutions. There can be no assurance that PACT will be able to enter into any new partnerships. If PACT is unable to enter into new arrangements, demand for its e-commerce solutions, services and transaction-based revenues may not increase and this could materially adversely affect PACT's business, financial condition and operating results.

PACT NEEDS TO DEVELOP BRAND RECOGNITION OF THE "PACIFICNET.COM" NAME.
To be successful, PACT must establish and strengthen customer awareness of the "PacificNet.com" brand of e-commerce solutions and services. If brand awareness is not achieved, it could decrease the attractiveness of PACT's channel and solutions to existing and potential customers, which could result in decreasing transaction based revenues. Management of PACT believes that brand recognition will become increasingly more important in the future with the growing number of companies engaged in B2B e-commerce. If brand awareness and customer confidence in the "PacificNet.com" name is not fully developed or becomes diluted in the future, users may not perceive the products and services of PACT to be of high quality. This could hinder or prevent PACT from achieving its business strategy and materially adversely affect PACT's business, financial condition and operating results.

PACT NEEDS TO EXPAND ITS BUSINESS DEVELOPMENT RESOURCES AND INCREASE THE NUMBER OF CHANNEL PARTNERS.
To increase revenue, PACT believes that it must increase the size of its business development resources and the number of its indirect channel partners. There is intense competition for business development personnel among e-commerce companies, and there can be no assurance that PACT will be successful in recruiting, training, motivating and retaining sales personnel. Even if PACT is able to recruit sufficient numbers of sales persons, there will be a delay between the time persons are hired and the time they become effective and fully productive, if at all, as they become familiar with PACT's products, customers and markets. Likewise, PACT may not be able to market its products effectively and existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. Any of these factors could have a material adverse effect on PACT's business, financial condition and operating results.

PACT IS GROWING RAPIDLY; RECRUITING QUALIFIED PERSONNEL AND EFFECTIVELY MANAGING THAT GROWTH MAY BE DIFFICULT.
PACT expects to grow rapidly both by adding new products and hiring new managers and employees. This growth is likely to place a significant strain on PACT's resources and systems, much of which is still in development. To effectively manage growth, PACT must implement systems, effectively recruit qualified new employees and train and manage all its human resources. PACT's success depends in part upon its ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software programmers and engineers and supervisory personnel. Qualified personnel are in great demand throughout the technology industry. The failure to attract and retain the personnel that are integral to PACT's direct sales, product development, service and support teams may limit the rate at which PACT can generate sales and develop new products or product enhancements. Since PACT has been in existence for approximately one year, all of its senior management and employees are relatively new to their positions. However, members of senior management have significant experience in complimentary businesses and technologies over an extended period. There can be no assurance that a sufficient number of qualified personnel can be employed by PACT or that management will be able to effectively or successfully manage the anticipated growth. If this is the case, PACT's business, financial condition and operating results could be materially adversely affected.

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH PACT'S INTERNATIONAL OPERATIONS. Establishment and expansion of international operations has required significant management attention and resources since the founding of PACT. Substantially all of PACT's current and anticipated future revenues are or are expected to be derived from Asia. In that regard, PACT maintains development and operations centers in Asia. PACT's international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect PACT's business, financial condition and operating results:

-	language barriers and other difficulties in staffing and managing foreign operations;
-	legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;
-	longer customer payment cycles and greater difficulties in collecting accounts receivable
-	uncertainties of laws and enforcement relating to the protection of intellectual property;
-	seasonal reductions in business activity; and
-	potentially uncertain or adverse tax consequences.

In addition, changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on PACT's business, operating results and financial condition. PACT has historically conducted transactions with customers outside the U.S. in U.S. dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, PACT would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on its business, financial condition and operating results. To date, PACT has not engaged in any hedging transactions in connection with its international operations.

THE COMPANY WILL REQUIRE ADDITIONAL CAPITAL.
The Company will require substantial additional capital to finance its anticipated growth and development efforts and to fund possible acquisitions or investments in complementary businesses, technologies or product lines. The amount of capital required will depend on many factors such as:

-	demand for PACT's services and solutions;
-	the timing of and extent to which PACT invests in new technology;
-	the level and timing of revenue;
-	the expenses of sales and marketing and new product development;
-	the success and related expense of increasing brand awareness;
-	opportunities to acquire or invest in businesses, technologies or products that could advance PACT's business strategy and yield an attractive return; and
-	the costs involved in maintaining and enforcing intellectual property rights.

Since inception, PACT's investments and operating losses have been financed through sales of common stock interests. PACT currently has no available bank lines of credit or other established sources of capital. As of December 31, 2000, PACT had approximately $4.2 million in cash.  To the extent that current resources are insufficient to fund future activities, PACT will need to raise additional funds through public or private financing. However, additional financing, if needed, may not be available on attractive terms, or at all. The inability to raise capital when needed could have a material adverse effect on PACT's business, financial condition and operating results.

INTERNAL POLITICAL RISKS. Our operations and assets in China are subject to significant political and economic uncertainties. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

NON-RENEWAL OF BUSINESS LICENSES.
Our activities in order to expand our business into mainland China will require business licenses. This requires a review and approval of our activities by various national and local agencies of Chinese government. There can be no assurance that the Chinese government will continue to approve of our activities or grant or renew our licenses. Our inability to obtain needed approvals or licenses would have a material adverse effect on our business, financial condition and results of operations.

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

FOREIGN CORRUPT PRACTICES ACT.
The Company is subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

INCOME TAXES.
The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from each of the tax jurisdictions in which they operate, including China, Hong Kong and the United States. The Company annually provides what management considers to be adequate provisions for income taxes as required under generally accepted accounting principles in the United States.  For the year ended December 31, 2000 and for the period from inception (July 8, 1999) to December 31, 1999, the Company reported a net loss of $(19,663,000) and $(383,000), respectively.  No tax benefits have been recorded related to the taxable loss generated by the Company or any of its subsidiaries.  There can be no assurance, however, that examinations of the Company's various income tax returns will not result in disagreements over the Company's reported taxable income that could result in additional liabilities for the Company, which may be material.

ITEM 2. DESCRIPTION OF PROPERTY.

A description of the Company’s property follows:

Hong Kong – Corporate headquarters and development center located at 3 Lockhart Road, Wanchai, Hong Kong, where it leases two floors, approximating 4,000 square feet on each floor for a combined monthly fee of approximately $25,000 under two leases that expire in May 2002 and August 2002, respectively. Deposits for the two leases are $77,350.  Substantially all of the Company’s operations are run from this facility.

United States – Corporate office located in an office facility at 7808 Creekridge Circle, Suite 101, Bloomington, (Minneapolis), Minnesota, where it leases approximately 3,000 square feet for a monthly fee of $6,600 under a lease that expires in May, 2003. The Company has subleased approximately 2,000 square feet for monthly fees that aggregate $3,000 under leases that expire in 2001.

Guangzhou - Development center located at 18th Floor, Guanghai Tower, 308 Binjiang Rd. C., Guangzhou 510220, China, where it leases approximately 2,000 square feet for a combined monthly fee of approximately $3,000 per month with no deposit.  The lease  expires in March 2001.

Laptizen has Retail Outlets in the following four locations (total of 1,160 square feet) with a combined monthly rental of $1,400 per month under leases that expire in August, 2002:

•	Shop 111 on 1 Floor, Wanchai Computer Centre, 130 Hennessy Road, Southron Centre, Wanchai, Hong Kong
•	Caseawey Bay - Shop 15-16 on 11th Floor, The In Square, Windsor House 311 Gloucester Road, Causewey Bay, Hong Kong
•	Aberdeen - Shop 50, 1st Floor, Site 2, Aberdeen Centre, Aberdeen, Hong Kong.
•	Mongkok - Shop 311, 3/F, Mongkok Computer Center, 8-8A, Nelson Street, Mongkok, Kowloon

ITEM 3. LEGAL PROCEEDINGS.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock had been quoted on the Nasdaq National Market (NNM) under the symbol "CMST." Beginning on July 28, 2000, the Company's Common Stock was listed on the NNM under the symbol "PACT." Trading in the Common Stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTC Electronic Bulletin Board in each fiscal quarter from January 1, 1999 to December 31, 2000.  The OTC Electronic Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 1999
Quarter Ended March 31, 1999	$24.00	$15.00
Quarter Ended June 30, 1999	$20.43	$13.32
Quarter Ended September 30, 1999	$18.00	$12.00
Quarter Ended December 31, 1999	$13.50	$6.39
Fiscal 2000
Quarter Ended March 31, 2000	$31.50	$7.13
Quarter Ended June 30, 2000	$15.75	$7.50
Quarter Ended September 30, 2000	$33.00	$5.63
Quarter Ended December 31, 2000	$7.00	$2.13

As of March 20, 2001, there were approximately 1,379 record holders of the Common Stock. The Company has not paid any cash dividends on its Common Stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

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

BASIS OF PRESENTATION

As discussed in "Part I, Item 1, CHANGE IN CONTROL OF COMPANY", the Company's die-cast replica business was disposed of on October 2, 2000. Accordingly, the discussion that follows relates to the continuing operations of the Company that commenced on July 8, 1999.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended December 31, 2000	For the Period from Inception (July 8, 1999) to December 31, 1999
Revenues	100.0%	100.0%
Cost of Revenues	(74.0)	(63.3)
Gross Margin	26.0	36.7
Selling, general and administrative expense	(73.8)	(391.8)
Operating loss	(47.8)	(355.1)
Interest income, net	7.8	57.1
Share of equity in losses of affiliated companies	(.7)	-
Provision for impairment of affiliated companies	(48.9)	-
Minority interest	.2	-
Discontinued operations	(328.9)	(483.7)
Net loss	(418.3)%	(781.7)%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999

Revenues.  Revenues for the year ended December 31, 2000 were $4,699,000, an increase of $4,650,000 from $49,000 for the year ended December 31, 1999.  For the year ended December 31, 2000, revenues consisted of $1,849,000 derived from e-commerce services rendered and $2,850,000 from the sales of products and systems through the Laptizen.com subsidiary.

During the year ended December 31, 2000, all of PacificNet’s revenue was generated from customers in Asia.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2000 was $3,478,000 an increase of $3,447,000 from $31,000 for the year ended December 31, 1999.  This increase was due to a corresponding increase in revenues.  Cost of revenues, as a percentage of revenues, was 74% for the year ended December 31, 2000.

Gross margin for the year ended December 31, 2000 was $1,221,000 an increase of $1,203,000 from $18,000 for the year ended December 31, 1999.  Gross margins for the year ended December 31, 2000, were comprised of 54% for services rendered and 8% for products and systems sold.

Selling, General And Administrative Expenses.  Selling, general and administrative expenses totaled $3,470,000 for the year ended December 31, 2000, an increase of $3,278,000 from $192,000 for the year ended December 31, 1999.    PacificNet commenced operations in July, 1999, and the increase in selling, general and administrative expenses is due to additional staff and increases in travel, marketing, advertising, office rent and virtually all other categories of expense as a result of gearing the Company for the higher level of business activity in 2000.

Share of Losses of Affiliated Companies.  Share of losses of affiliated companies totaled ($35,000) for the year ended December 31, 2000, as compared to $0 for the year ended December 31, 1999. The increase reflects the Company’s 40% share of losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company’s products.

Interest Income.  Interest income was $367,000 for the year ended December 31, 2000, as compared to $28,000 for the year ended December 31, 1999. The increase is due to the higher net cash balances from proceeds received from the sale of Common Stock.

Income Taxes.  No tax provision has been recorded for the year ended December 31, 2000, as the result of the cumulative operating loss generated by the Company.  Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year.  As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

Minority Interest.   Minority interest for the year ended December 31, 2000 totaled $8,000, compared with $0 for the same period in the prior year and consisted of minority interest in the earnings of the Laptizen.com consolidated subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Cash.  The Company’s cash balance increased by $136,000 to $4,197,000 at December 31, 2000, as compared to $4,061,000 at December 31, 1999.  Financing activities, principally from the sale of Company Common Stock provided $6.8 million of cash that was used in investing activities ($1.2 million), continuing operations ($3.7 million) and discontinued operations ($1.9 million).

Working Capital.  The Company’s working capital increased to $4.4 million at December 31, 2000, as compared to $3.9 million at December 31, 1999.  When compared to balances at December 31, 1999, the increase in working capital at December 31, 2000 reflects higher levels of net accounts receivable ($310,000), cash ($136,000) and other current assets ($709,000), offset by higher levels of current liabilities ($712,000).    The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

Property and Equipment Additions.  For the year ended December 31, 2000, additions to property and equipment aggregated $705,000 as compared to $114,000 for the period from inception (July, 1999) through December 31, 1999.  The Company does not anticipate material expenditures for leasehold improvements and property over the next year.

Investments in Affiliated Companies and Goodwill.  For the year ended December 31, 2000, investments in affiliated companies and goodwill aggregated $1,330,000 as compared to $0 for the year ended December 31, 1999 and consisted of the following (in thousands):

Description	Amount	Collateral/Ownership % and Business Description
Investments in Affiliated Companies:
APP China Group Limited	$2,500	334,225 shares of unregistered common stock of APP China
Cypress Rise	535	Deposit to acquire 60% ownership in DekorNet.com, an e-commerce consulting and solutions business for the building materials industry in the PRC. Venture partner is Asia Dekor Holdings Limited, one of the largest wood flooring manufacturers and suppliers in the PRC.

ABCDEnet.com	259	15% ownership; provides comprehensive online services to the construction industry

Xmedia Holdings Inc.	190	25% ownership; provides new media business development and marketing to advertisers

PacificNet-NTSC.com Sdn.Bhd	57	40% ownership

	3,541
Less: Reserve for Impairment	(2,300)
	$1,241
Goodwill:
Laptizen.com Limited	$89	55% ownership; B2B computer system reseller, e-commerce portal and value added reseller and service provider for computer systems

For the year ended December 31, 2000, the Company recorded a provision for impairment aggregating $2.3 million related to its investment in APP China Group Limited.

Commitments for Pending Acquisitions.  On February 13, 2001, the Company signed an agreement in principle to acquire privately held Lawsons Infotech (Lawsons), a provider of Customer Care and Customer Relationship Management, Call Center, Logistics and Fulfillment solutions for Asia.  Under the terms of the agreement, the Company will issue 480,000 restricted treasury shares of its Common Stock and provide Lawsons with a funding commitment for business expansion aggregating US$1.8 million over twelve months in exchange for 60% of the outstanding shares of Lawsons common stock. Additional restricted shares of the Company’s Common Stock will be provided to Lawsons based on the achievement of cash flow levels over the 24 months after closing.  Lawsons' unaudited revenues and net income for the nine-months ended December 31, 2000 were $8,801,000 and $194,000 respectively. The transaction is subject to approval by both companies' boards of directors and to customary closing conditions. The transaction is expected to close on or before April 30, 2001.

Cash Needs for the Foreseeable Future.  As of December 31, 2000, the Company had approximately $4.2 million of cash.  The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development, capital expenditures and funding of joint venture activities.  The Company expects that the principal sources of cash will be cash on hand and operating cash flow.  In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect.  The Company believes that these sources will be adequate to meet anticipated cash requirements for 2001.

Inflation.  Inflation has not had a material impact on PacificNet’s business in recent years.

Currency Exchange Fluctuations.  All of PacificNet’s revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the currency of the PRC (“RMB”).  There can be no assurance that the RMB-to-U.S. dollar rate will remain stable.  Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would be likely to reduce PacificNet’s expenses (as expressed in U.S. dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase PacificNet’s expenses, and could have a material adverse effect on PacificNet’s business, financial condition and results of operations.  PacificNet has never engaged in currency hedging operations and has no present intention to do so.

Seasonality and Quarterly Fluctuations.  PacificNet has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception.  The Company believes that its business is not subject to seasonal and quarterly fluctuations; however, since the Company has only been in existence since July, 1999, the Company does not have sufficient operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

        The following exhibits are filed as part of this report:
Exhibit Number	Description
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended. (3)
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company.
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan.
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Warrant Agreement between the Company and Cruttenden Roth Incorporated, including the Representative's Warrant. (2)
10.5	Underwriting Agreement, dated December 22, 1998, among the Company and the underwriters named therein. (2)
10.6	Sub-Lease Agreement LDA-2 dated September 22, 2000.
10.7	Sub-Lease Agreement LDA-3 dated May 8, 2000.
23	Consent of Arthur Andersen & Co.

(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(4) Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
(5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)).

(b)          Reports on Form 8-K:

Disposition of Creative Master Business filed on October 17, 2000

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets – As of December 31, 1999 and 2000

Consolidated Statement of Operations – For the Period From Inception (July 8, 1999)
  Through December 31, 1999 and For the Year Ended December 31, 2000

Consolidated Statement of Cash Flows - For the Period From Inception (July 8, 1999)
  Through December 31, 1999 and For the Year Ended December 31, 2000

Consolidated Statements of Changes in Stockholders’ Equity - For the Period From Inception
  (July 8, 1999) Through December 31, 1999 and For the Year Ended December 31, 2000

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
PacificNet.com, Inc.:

We have audited the accompanying consolidated balance sheets of PacificNet.com, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2000 and for the period from inception (July 8, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet.com, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for the year ended December 31, 2000 and for the period from inception (July 8, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

        ARTHUR ANDERSEN & CO

Hong Kong,
March 15, 2001.

 PACIFICNET.COM, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(In thousands of United States dollars)

	December 31, 2000	December 31, 1999
ASSETS

Current Assets:
Cash	$4,197	$4,061
Trade Receivables, net	344	34
Inventories, net	365	0
Other Current Assets	404	60
Total Current Assets	5,310	4,155

Property and Equipment, net	692	109
Capitalized Software Development Costs	302	0
Investments in Affiliated Companies	1,241	0
Goodwill	89	0

Total Assets	$7,634	$4,264

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$331	$86
Accrued Expenses	185	156
Net Liabilities of Discontinued Operations	438	0
Total Current Liabilities	954	242

Minority Interest in Consolidated Subsidiary	179	0

Commitments and Contingencies (Notes 6 and 11)

Stockholders' Equity:
Common Stock, par value $0.0001:
Authorized - 125,000,000 shares
Outstanding - 7,937,342 shares	1	1
Additional Paid-In Capital	26,560	4,403
Cumulative Other Comprehensive (Loss)/Income	(14)	1
Accumulated Deficit	(20,046)	(383)
Total Stockholders' Equity	6,501	4,022
Total Liabilities, Minority Interest and Stockholders' Equity	$7,634	$4,264

The accompanying notes are an integral part of these consolidated financial statements.

 PACIFICNET.COM, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(In thousands of United States dollars, except per share amounts)

	Year Ended December 31, 2000	Period From Inception (July 8, 1999) to December 31, 1999

Revenues:
Services Rendered	$1,849	$49
Sales of Products and Systems	2,850	0
	4,699	49
Cost of Revenues:
Services Rendered	855	31
Sales of Products and Systems	2,623	0
	3,478	31
Gross Margin	1,221	18
Selling, General and Administrative expenses	3,470	192
Loss from Operations	(2,249)	(174)
Share of losses of Affiliated Companies	(35)	0
Interest Income	367	28
Provision for impairment of Affiliated Companies	(2,300)	0
Loss before income taxes, minority interest and discontinued operations	(4,217)	(146)
Provision for income taxes	0	0
Minority Interest	8	0
Loss before discontinued operations	(4,209)	(146)
Creative Master business:
Loss on disposition	(12,952)	0
Net loss from operations	(489)	0

International Trading business:
Loss on discontinuation	(945)	0
Net loss from operations	(1,068)	(237)

Net Loss	($19,663)	($383)

Basic and Diluted Loss Per Common Share:
Net loss before discontinued operations	($0.61)	($0.04)
Net loss from discontinued operations	($2.24)	($0.07)
Net loss	($2.85)	($0.11)
Average number of shares outstanding	6,898	3,414

The accompanying notes are an integral part of these consolidated financial statements.

.
PACIFICNET.COM, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders’ Equity
(In thousands of United States dollars)

	Common Stock	Additional Paid-in Capital	Cumulative Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at Inception - July 8, 1999 (2,313,714 shares)	$1	$0	$0	$0	$1
Comprehensive loss:
Net loss for the period from inception (July 8, 1999) to December 31, 1999	-	-	-	(383)	(383)
Change in Cumulative Effect of Foreign Currency Translation	-	-	1	-	1
Total Comprehensive loss					(382)
Issuance of common stock (3,117,539 shares)	-	4,450	-	-	4,450
Common Stock Subscription Receivable	-	(47)	-	-	(47)
Balance at December 31, 1999 (5,431,252 shares)	1	4,403	1	(383)	4,022
Comprehensive loss:
Net loss	-	-	-	(19,663)	(19,663)
Change in Cumulative Effect of Foreign Currency Translation	-	-	(15)	-	(15)

Total Comprehensive loss					(19,678)
Issuance of common stock (1,735,414 shares)	-	9,260	-	-	9,260
Payment on Common Stock Subscription Receivable	-	47	-	-	47
Warrant Cost	-	75	-	-	75
Effect of Acquisition of PacificNet.com LLC (1,666,441 shares)	-	19,194	-	-	19,194
Treasury Stock acquired on disposition of Creative Master business (895,765 shares)	-	(6,419)	-	-	(6,419)
Balance at December 31, 2000 (7,937,342 shares)	$1	$26,560	($14)	($20,046)	$6,501

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of United States dollars)

	Year Ended December 31, 2000	Period from Inception(July 8, 1999) to December 31, 1999

Cash Flows Used in Operating activities:
Net loss	($19,663)	($383)
Add: loss from discontinued operations	15,454	237
Loss from continuing operations	(4,209)	(146)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Revenues settled by noncash assets	(1,236)	0
Share of losses of affiliated companies	35	0
Provision for impairment of affiliated companies	2,300	0
Depreciation	122	5
Amortization	37	0
Changes in Current Assets and Current Liabilities:
Trade Receivables and Other Current Asssets	(654)	(94)
Inventories, net	(365)	0
Accounts Payable and Accrued Expenses	274	242
Net Cash Used in Continuing Operations	(3,696)	2
Net Cash Used in Discontinued Operations	(1,939)	(233)
Net Cash Used in Operating Activities	(5,635)	(231)

Cash Flows Used in Investing Activities:
Acquisition of Property and Equipment	(705)	(114)
Acquisition of capitalized software development costs	(128)	0
Cost of Laptizen Acquisition	(320)	0
Net Cash Used in Investing Activities	(1,153)	(114)

Minority Interest	179	0

Cash Flows Provided by Financing Activities:
Proceeds from Sale of Common Stock	6,760	4,405

Effect of Exchange Rate Changes on Cash	(15)	1

Increase in cash	136	4,061
Cash, beginning of year/period	4,061	0
Cash, end of year/period	$4,197	$4,061

Cash paid for:
Interest expense	$ 3	$ -
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

PACIFICNET.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States  dollars unless otherwise stated)

1.       NATURE OF OPERATIONS

PacificNet.com, Inc. (referred to herein as “PacificNet,” “PACT” or the “Company”; formerly Creative Master International, Inc.) is an Asian IT solutions and consulting company that develops and implements full-service IT solutions.  PacificNet has developed a suite of proprietary e-Commerce software applications, and offers services such as hardware support, CRM, ERP, customer care, call center, logistics and supply chain management. PacificNet’s operations are headquartered in Hong Kong SAR, with offices in the United States, Malaysia and mainland China.

Operating Risks - The Company’s business is characterized by rapid technological change, new product and service development and evolving industry standards.  Inherent in the Company’s business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the Internet, e-commerce and the ability to raise additional capital.

The Company has operations in the People’s Republic of China (“PRC”, including Hong Kong SAR and mainland China).  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong SAR and mainland China, and by the general state of the Hong Kong SAR and mainland China economies. The Company’s operations in the PRC are subject to significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and by changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Principal Customers - For the year ended December 31, 2000, the Company’s major customers included Asia Dekor Holdings Limited, Pacific Information Services, Amonic Solutions, APP China Group Limited and China Strategic Holdings Limited. These customers accounted for approximately 75% of the Company’s services revenue and 29% of total revenue for the year ended December 31, 2000.

.
2. BUSINESS COMBINATIONS AND DISPOSITIONS

Acquisition of PacificNet.com LLC.  On July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC (“PLLC”), the Company issued 7,166,667 shares of its Common Stock to the former owners of PLLC.  This transaction was accounted for as a purchase and treated as a reverse merger since the former owners of PLLC controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on July 27, 2000. The shares issued by the Company in connection with the reverse merger of PLLC are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

The historical financial statements prior to the reverse merger transaction have been restated to be those of the accounting acquirer (PLLC).  Historical stockholders’ equity prior to the reverse merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to additional paid-in capital.

Disposition of Creative Master Business. In September, 2000 the Company’s Board of Directors approved a plan to dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of the Company.  The Creative Master business was acquired as part of a reverse merger transaction that was completed on July 27, 2000.  As consideration for this business, the management group i) returned 895,765 shares of common stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business  and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company to Creative Master.

The 895,765 shares of common stock returned to the Company are held as treasury stock at December 31, 2000 and represented a 10.14% reduction in the total number of shares outstanding.  The net liabilities and results of operations for the Creative Master are reflected as discontinued operations in the accompanying financial statements.

Laptizen.com Limited.  In June, 2000, the Company completed its acquisition of 55% of Laptizen.com Limited (“Laptizen”), a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider for computer systems for consideration of $320,000. The Company’s Statement of Operations for the year ended December 31, 2000 includes $2.85 million of revenues related to Laptizen since the date of acquisition.  Laptizen commenced operations in June, 2000.  No pro forma financial data is presented as the financial statements of Laptizen prior to June are not material.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation- The consolidated financial statements include the Company’s wholly-owned and majority-owned subsidiaries which at December 31, 2000 include PacificNet.com Limited and Laptizen.  All significant intercompany transactions and balances have been eliminated.

Investments in Affiliated Companies. The Company’s investments in affiliated companies for which its ownership exceeds 20% (PacificNet-NTSC.com Sdn.Bhd and  Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted for using the equity method. The Company’s investments in affiliated companies for which its ownership is less than 20% (ABCDEnet.com and  APP – China Group Limited), are accounted for using the cost method.  Under the equity method, the Company’s proportionate share of each affiliate’s net income or loss and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in “share of  losses of affiliated companies”.

Discontinued Operations.  The following operations have been reflected as discontinued in the accompanying consolidated financial statements and include adjustments to reflect the cost of disposal, including the write-off of previously recorded goodwill, long-term office rental agreements and leasehold improvements.

•	The Creative Master business that was disposed of on October 2, 2000, which is discussed above.
•	The Company’s International Trading Group operations, including the North America China Trade Center (based in Vancouver, British Columbia, Canada) and the global trading group (based in Minneapolis, Minnesota, USA) discontinued in September, 2000 as approved by the Company's Board of Directors.

Revenue Recognition – Revenues from services rendered consist primarily of license and support revenue from consulting, implementation and training.  Revenue from license agreements is recognized when i) a signed non-cancelable software license exists, ii) delivery has occurred, iii) the Company’s fee is fixed or determinable and iv) collectibility is probable at the date of sale.  Revenue from support services is recognized as the services are performed, collectibility is probable and such revenues are contractually nonrefundable.  Revenues from the sale of products and systems consist of sales of computer systems by the Company’s Laptizen value added reseller and service provider. Revenue is recognized on the sale of products and systems when the product and system is completed and shipped.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” (SAB 101) which the Company adopted in the year ended December 31, 2000.  SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The application of SAB 101 resulted in a reduction in revenues recorded by the Company of $400,000 for the year ended December 31, 2000.

Estimates and Assumptions – Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities.  Actual results may differ from these estimates.

Property and Equipment – Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from three to five years.

Inventories - Inventories are stated at the lower of cost, on a first-in first-out basis, and market value.

Foreign Currency Translation – The translation of the financial statements into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period.  The resulting foreign currency translation gain or loss is included in Stockholders’ Equity as Other Comprehensive Income.

Financial Instruments – The Company accounts for its financial instruments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires that all derivative financial instruments be recognized in the financial statements and maintained at fair value regardless of the purpose or intent for holding them.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.  The adoption of SFAS 133 did not have a material impact on the Company’s financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities.  All financial instruments of the Company and its subsidiaries are carried at cost, which approximates fair value, because of the short maturity of these instruments.

Income Taxes - The Company accounts for income tax under the provisions of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

Accounting for Impairment of Long-Lived Assets - The Company assesses the need to record impairment losses on long-lived assets used in operations and its investments when indicators of impairment are present.  On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill.  For investments in affiliated companies that are not majority-owned or controlled, indicators of value generally include revenue growth, operating results, cash flows and other measures.  Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment.  This could result in material impairment charges in future periods. For the year ended December 31, 2000, the Company recorded a provision for impairment of $2.3 million related to its  investment in APP China Group Limited.

Goodwill – Goodwill is being amortized over 10 years which approximates the periods to be benefited.

Research and Development Costs and Software Costs– Expenditures related to the research and development of new products and processes, including significant improvements and refinements to existing products are expensed as incurred, unless they are required to be capitalized.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  For the year ended December 31, 2000, the Company capitalized $330,000 of costs related to the purchase of software and related technologies and content that provide new functionality for the Company’s existing software products.  The Company amortizes capitalized software development costs over a 3-year period, which approximates the periods to be benefited.

Loss per Share – The Company calculates loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period.  The dilutive effects of common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

Stock-Based Compensation Plans – The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123).  As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised.  Upon exercise, net proceeds, including tax benefits realized, are credited to equity.  There were no outstanding stock options at December 31, 2000.

Comprehensive Income – The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130) which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements.  SFAS No. 130 requires certain financial statement components, such as cumulative translation adjustments, to be included in other comprehensive income (loss).  The Company reports comprehensive income in the Consolidated Statements of Stockholders’ Equity.

Cash Equivalents –  Highly liquid investments with maturity of three months or less at the time of acquisition are considered cash equivalents.

4. INVESTMENTS IN AFFILIATED COMPANIES AND GOODWILL

Investments in affiliated companies and goodwill consist of the following as of December 31, 2000 (in thousands):

Description	Amount	Collateral/Ownership % and Business Description
Investments in Affiliated Companies:
APP China Group Limited	$2,500	334,225 shares of unregistered common stock of APP China
Cypress Rise	535	Deposit to acquire 60% ownership in DekorNet.com, an e-commerce consulting and solutions business for the building materials industry in the PRC. Venture partner is Asia Dekor Holdings Limited, one of the largest wood flooring manufacturers and suppliers in the PRC.
ABCDEnet.com	259	15% ownership; provides comprehensive online services to the construction industry
Xmedia Holdings Inc.	190	25% ownership; provides new media business development and marketing to advertisers
PacificNet-NTSC.com Sdn.Bhd	57	40% ownership
	3,541
Less: Reserve for Impairment	(2,300)
	$1,241
Goodwill:
Laptizen	$89	55% ownership; B2B computer system reseller, e-commerce portal and value added reseller and service provider for computer systems

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

	2000	1999
Office furniture, fixtures and leasehold improvements	$262	$28
Computers and office equipment	529	86
Motor vehicles	28	0
Less: Accumulated depreciation	(127)	(5)
Net Property and Equipment	$692	$109

6. LEASE COMMITMENTS

The Company leases facilities and equipment under various noncancelable operating leases expiring through May, 2003.   Lease expense for the period ended December 31, 1999 and for the year ended December 31, 2000 was $15,000 and $410,000, respectively.  Future minimum lease payments as of December 31, 2000 are as follows (in thousands):

Year	Amount
2001	$404
2002	245
2003	33
Thereafter	0
Total	682
Less: Sublease	(36)
Total	$646

7. RELATED PARTY TRANSACTIONS

China Strategic Holdings Limited (“CSH”)-
CSH and its wholly owned subsidiary, B2B Limited, currently own approximately 30% of the Company’s outstanding common stock. For the year ended December 31, 2000, the Company provided CSH with $130,000 of web-site design and development services.  For the year ended December 31, 2000, CSH provided the Company with $139,000 of management services including corporate treasury and merger advisory services related to the transactions with Creative Master (see Note 2).

APP China Group Limited (“APP”)-
APP currently owns approximately 8% of the Company’s outstanding common stock. For the year ended December 31, 2000, the Company provided APP with $155,000 of web-site design and development services.

8. STOCKHOLDERS’ EQUITY

Amendment of Certificate of Incorporation-
On June 21, 2000 stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock (with a par value of $0.0001) from 25,000,000 shares to 125,000,000 shares.

Stock Splits-
During 1999, the Company effected a 5:1 common stock split and a 9:10 reverse common stock split. On July 27, 2000, the Company effected a 1:3 reverse common stock split.  All common stock data and all loss per common share computations shown in the accompanying consolidated financial statements have been reflected retroactively for these stock splits.

APP China Group Limited (“APP”)-
In April 2000, APP purchased 603,472 shares of Company common stock for a total purchase price of $5,000,000, consisting of $2,500,000 of cash and 334,225 unregistered shares of APP common stock (see Note 4).

Options Granted to Former Members of PLLC-
Former Governors of PLLC.  In March 2000, the Company granted options to the existing governors of PLLC to purchase 583,333 shares of common stock of the Company at an exercise price of $4.29 per share (“PLLC Options”). These options were required to be exercised prior to closing of the PLLC reverse merger transaction (see Note 2).  PLLC Options for 356,049 shares of Company common stock were exercised resulting in cash proceeds of $1.5 million to the Company.  Unexercised PLLC Options for 227,284 shares of Company common stock were cancelled upon the closing of the PLLC reverse merger transaction.

B2B Limited.  In November 1999, the Company granted options to B2B Limited to purchase 583,333 shares of common stock of the Company at an exercise price of $4.29 per share. These options were required to be exercised prior to closing of the PLLC reverse merger transaction (see Note 2).  These options were exercised resulting in cash proceeds of $2.5 million to the Company.

Stock Options Plan-
On June 21, 2000 stockholders of the Company adopted an amendment to the Stock Option Plan (the "Plan") to increase the number of shares reserved under the Plan from 216,667 to 1,666,667. The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility and to provide incentives to such personnel to promote the success of the business.

The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase shares of Common Stock. Options granted under the Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options. To date, all options granted have been nonqualified options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. Options granted under the Plan vest as follows:

Service Period	Vesting %
Initial completion of 6 months of service	25.00%
Each subsequent 3 months of service	5.35%

Vesting of options under the Plan may be accelerated at the discretion of the Board of Directors. The status of the Plan as of December 31 was as follows:

	1999		2000
	Options	Exercise price	Options	Exercise price
Options outstanding, beginning of year	113,500	$15.00	113,500	$15.00
Granted	0		0
Exercised	0		0
Canceled	0		(113,500)	$15.00
Options outstanding, end of year	113,500	$15.00	0
Options exercisable, end of year	43,750	$15.00	0
Options available for grant, end of year	103,167		1,666,667

On February 9, 2001 the Board of Directors approved stock options to employees and non-salaried directors aggregating 824,200 shares of common stock of the Company at an exercise price of $1.875 per share. Of the grant approved on February 9, 2001, 295,000 options are fully vested.

Warrants-
The Company has issued warrants to purchase up to 41,667 shares of common stock of the Company, at an exercise price of $24.75 per share.  The warrants are exercisable through December 24, 2003.

For the period from November 1999 through March 2000, Eastern Road Group Limited (“ERGL”) provided the Company with $300,000 of strategic consulting, advisory and investment banking services.  In March 2000, the Company sold 172,421 shares of common stock of the Company for $285,714 or $1.66 per share.  9. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate. The Company is subject to United States federal income tax at a rate of 34%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%.  Losses related to the Company and its subsidiaries for the year ended December 31, 2000 are as follows (in thousands):

Entity	Loss
Company, including discontinued operations	$(18,023)
Hong Kong subsidiaries	$(1,640)
Total	$(19,663)

No tax benefits have been recorded related to the loss generated by the Company or any of its subsidiaries.  The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows:

	2000	1999
United States federal income tax rate	34.0%	34.0%
Non-taxable/non deductible activities	(23.9%)	-
Tax losses not recognized	(10.3%)	(27.1%)
Effect of different tax rates in foreign jurisdictions	(1.5%)	(6.9%)
Benefit from net operating losses realized	(.9%)	-
Taxable activities	2.6%	-
Effective income tax rate	0.0%	0.0%

10. SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly financial information for the fiscal 2000 quarters ended December 31, 2000 and for the fiscal 1999 quarters from the date of inception (July 8, 1999) to December 31, 1999.  The operating results for any given quarter are not necessarily indicative of results for any future periods.

(in thousands)	Fiscal 2000 Quarter Ended				Fiscal 1999 Quarter Ended (Inception Date of July 8, 1999)
	March 31	June 30	September 30	December 31	September 30	December 31
Revenues	$177	$1,103	$1,624	$1,795	$2	$47
Gross margin	127	920	272	(98)	(3)	28
(Loss) Income from operations	(248)	317	(602)	(1,716)	(34)	(140)
Other items, net	63	50	116	111	0	28
Provision for impairment of affiliated companies	0	0	0	(2,300)	0	0
Loss from discontinued operations	(361)	(404)	(14,689)	0	(16)	(221)
Net loss	$(546)	$(37)	$(15,175)	$(3,905)	$(50)	$(333)

Basic and diluted loss per share:
(Loss) Income from operations	$(.05)	$.05	$(.08)	$(.22)	$(.01)	$(.04)
Other items, net	.02	.01	.02	.01	-	-
Provision for impairment of affiliated companies	-	-	-	(.29)	-	-
Loss from discontinued operations	(.07)	(.07)	(1.86)	-	(.01)	(.06)
Net loss	$(.10)	$(.01)	$(1.92)	$(.50)	$(.02)	$(.10)

11. SUBSEQUENT EVENT

On February 13, 2001, the Company signed an agreement in principle to acquire privately held Lawsons Infotech (“Lawsons”), a provider of Customer Care and Customer Relationship Management, Call Center, Logistics and Fulfillment solutions in Asia.  Under the terms of the agreement, the Company will issue 480,000 restricted treasury shares of its common stock and provide Lawsons with a funding commitment for business expansion aggregating US$1.8 million over twelve months in exchange for 60% of the outstanding shares of Lawsons common stock. Additional restricted shares of the Company’s common stock will be provided to Lawsons based on the achievement of cash flow levels over the 24 months after closing.  Lawsons' unaudited revenues and net income for the nine-months ended December 31, 2000 were $8,801,000 and $194,000 respectively. The transaction, which is structured as a purchase for accounting purposes, is subject to approval by both companies' boards of directors and to customary closing conditions. The transaction is expected to close on or before April 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET.COM, INC.

Date: March 28, 2001	By: /s/ TONY TONG
Tony Tong
Chief Executive Officer
Date: March 28, 2001	By: /s/ CHARLES W. MUELLER
Charles W. Mueller
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TONY TONG	Director and CEO	March 28, 2001
Tony Tong

/s/ CHARLES W. MUELLER	Director and CFO	March 28, 2001
Charles W. Mueller

/s/ SALLY LEE	Director and Secretary	March 28, 2001
Sally Lee

/s/ CHIH CHEUNG	Director	March 28, 2001
Chih Cheung

/s/ DAVID BUSSMANN	Director	March 28, 2001
David Bussmann

/s/ MICHAEL B.GAARD	Director	March 28, 2001
Michael B. Gaard

/s/ ALLAN YAP	Director	March 28, 2001
Allan Yap

INDEX TO EXHIBITS

Exhibit Number	Description
4	Specimen Stock Certificate of the Company.
10.2	Amendment to 1998 Stock Option Plan.
10.6	Sub-Lease Agreement LDA-2 dated September 22, 2000.
10.7	Sub-Lease Agreement LDA-3 dated May 8, 2000.
23	Consent of Arthur Andersen & Co.