Form 10-Q
period 2001-03-31
PACIFICNET COM INC
filed 2001-05-15
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

There were 7,937,342 shares of the Company’s Common Stock outstanding on May 14, 2001.

PACIFICNET.COM, INC. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Operations
(In thousands of United States dollars, except per share amounts)

	Three months ended March 31,
	2001	2000

Revenues:
Services Rendered	$194	$177
Sales of Products and Systems	1,767	0
	1,961	177
Cost of Revenues:
Services Rendered	223	32
Sales of Products and Systems	1,629	0
	1,852	32
Gross Margin	109	145

Operating Expenses:
Selling, general and administrative expenses	1,068	383
Employee severence costs	102	0
Depreciation and amortization	97	12
	1,267	395
Loss from Operations	(1,158)	(250)
Share of losses of Affiliated Companies	(12)	0
Interest Income	77	64
Income before income taxes, minority interests and discontinued operations	(1,093)	(186)
Minority Interests	12	0
Income before discontinued operations	(1,081)	(186)
Net loss from International Trading business operations	0	(360)
Net Loss	($1,081)	($546)

Basic and Diluted Loss Per Common Share:
Net loss before discontinued operations	($0.14)	($0.03)
Net loss from discontinued operations	$0.00	($0.07)
Net loss	($0.14)	($0.10)
Average number of shares outstanding:	7,932	5,489

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(In thousands of United States dollars)

	March 31, 2001 (Unaudited)	December 31, 2000

ASSETS

Current Assets:
Cash	$3,346	$4,197
Trade Receivables, net	114	344
Inventories, net	376	365
Other Current Assets	440	404
Total Current Assets	4,276	5,310

Property and Equipment, net	667	692
Capitalized Software Development Costs	325	302
Investments in Affiliated Companies	1,229	1,241
Goodwill	86	89

Total Assets	$6,583	$7,634

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$498	$331
Accrued Expenses	122	185
Net Liabilities of Discontinued Operations	395	438
Total Current Liabilities	1,015	954

Minority Interest in Consolidated Subsidiary	159	179

Stockholders' Equity:
Common Stock, par value $0.0001: Authorized - 125,000,000 shares Outstanding - 7,937,342 shares	$1	$1
Additional Paid-In Capital	26,560	26,560
Cummulative Other Comprehensive Loss	(25)	(14)
Accumulated Deficit	(21,127)	(20,046)
Total Stockholders' Equity	5,409	6,501

Total Liabilities, Minority Interest and Stockholders' Equity	$6,583	$7,634

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands of United States dollars)

	Three months ended March 31,
	2001	2000
Cash Flows Used in Operating activities:
Net loss	($1,081)	($545)
Add: loss from discontinued operations	0	360
Loss from continuing operations	(1,081)	(185)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Share of losses of affiliated companies	12	0
Depreciation	55	12
Amortization	42	0
Changes in Current Assets and Current Liabilities:
Trade Receivables and Other Current Asssets	194	(220)
Inventories, net	(11)	0
Accounts Payable and Accrued Expenses	104	50
Net Cash Used in Continuing Operations	(685)	(343)
Net Cash Used in Discontinued Operations	(43)	(590)
Net Cash Used in Operating Activities	(728)	(933)
Cash Flows Used in Investing Activities:
Acquisition of Property and Equipment	(30)	(92)
Acquisition of Capitalized Software Development Costs	(62)	0
Net Cash Used in Investing Activities	(92)	(92)

Minority Interest	(20)	0

Cash Flows Provided by Financing Activities:
Proceeds from Sale of Common Stock	0	286

Effect of Exchange Rate Changes on Cash	(11)	(1)

Increase in cash	(851)	(740)
Cash, beginning of period	4,197	4,061
Cash, end of period	$3,346	$3,321

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.  BUSINESS DESCRIPTION

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

Disposition of Creative Master Business.  In September 2000, the Company’s Board of Directors approved a plan to dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of the Company.  The Creative Master business was acquired as part of a reverse merger transaction that was completed on July 27, 2000.  As consideration for this business, the management group i) returned 895,765 shares of common stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company to Creative Master.

The 895,765 shares of common stock returned to the Company are held as treasury stock at March 31, 2001 and represented a 10.14% reduction in the total number of shares outstanding.  The net liabilities and results of operations for the Creative Master business are reflected as discontinued operations in the accompanying financial statements.

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

3.  BASIS OF PRESENTATION

Summary. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements.  Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of PacificNet for the periods presented have been made.

Continuing and Discontinued Operations. The results of operations of PacificNet for the three-month periods ended March 31 reflect the following continuing and discontinued operations (disposed of or terminated subsequent to September 15, 2000):

Continuing Operations:

•  E-commerce solutions business acquired as part of the reverse merger with PLLC on July 27, 2000

•  The  Company’s 55% owned subsidiary, Laptizen.com Limited (Laptizen), a Hong Kong based B2B computer system , e-commerce portal and value added reseller and service provider for computer systems. The Laptizen acquisition occurred on June 1, 2000.  Operations of Laptizen prior to June 1, 2000 were not significant.

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

Operating Results for Future Periods.  These results are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001 and future periods.

Restatement of Historical Financial Statements.  The historical financial statements prior to the reverse merger transaction have been restated to be those of the accounting acquirer (PLLC).  Historical stockholders’ equity prior to the reverse merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in-capital.

ITEM 2 -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases.  The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements.  All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

BASIS OF PRESENTATION

As of March 31, 2001, the Company’s continuing operations consisted of the E-commerce solutions business acquired as part of the reverse merger transaction with PLLC on July 27, 2000 and the activities of the Company’s 55% owned consolidated subsidiary, Laptizen.com Limited (Laptizen).  The E-commerce solutions business commenced operations in July, 1999 and the acquisition of Laptizen occurred on June 1, 2000 with operations commencing in July, 2000.  Prior to April 1, 2000, the principal activities of the Company consisted of efforts related to sales and marketing.

In September, 2000 the Company’s Board of Directors approved plans for the disposal of the Company’s Creative Master business and International Trading Group Operations.  These business segments have been subsequently disposed of or terminated.  Accordingly, the discussion that follows relates to the continuing operations of the Company.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues.  Revenues for the three months ended March 31, 2000 were $1,961,000, an increase of $1,784,000 from $177,000 for the three months ended March 31, 2000.  For the three months ended March 31, 2001, revenues consisted of $194,000 derived from services rendered and $1,767,000 from the sales of products and systems through its Laptizen subsidiary.

During the three months ended March 31, 2001, all of PacificNet’s revenue was generated from customers in Asia.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2001 was $1,852,000 an increase of $1,820,000 from $32,000 for the three months ended March 31, 2000.  This increase was due to a corresponding increase in revenues.  Cost of revenues, as a percentage of revenues, was 115% for services rendered and 92% for the sales of products and systems through the Laptizen subsidiary for the three months ended March 31, 2001.

Gross margin for the three months ended March 31, 2001 was $109,000 a decrease of ($36,000) from $145,000 for the three months ended March 31, 2000.  Gross margins for the three months ended March 31, 2001, were comprised of (15)% for services rendered and 8% for products and systems sold.  The negative margin for services rendered in the quarter reflects additional costs required to complete fixed price services contracts.

Operating Expenses.  Operating expenses totaled $1,267,000 for the three months ended March 31, 2001, an increase of $872,000 from $395,000 for the three months ended March 31, 2000.   The increase in operating expenses is primarily related to higher levels of selling, general and administrative expenses as the result of expectations of higher business activity levels in 2001 over 2000.

During the three months ended March 31, 2001, the Company instituted cost control measures to reduce its monthly operating expenses as follows:

•  Termination of 27 Hong Kong based employees representing approximately 36% of the Company’s employees

•  Sublease of certain areas within the Hong Kong operations facility

•  Discontinuation of substantially all cash based marketing and advertising programs

As of March 31, 2001, the Company’s estimated monthly cash requirement for operating expenses was approximately $225,000; a decrease of approximately $125,000 from the actual monthly cash requirement rate for the three-months ended March 31, 2001.

Share of Losses of Affiliated Companies.  The Company’s share of losses of affiliated companies totaled $(12,000) for the three months ended March 31, 2001, as compared to $0 for the three months ended March 31, 2000. The increase reflects the Company’s 40% share of losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company’s products that was acquired in May, 2000.
.

Interest Income.  Interest income was $77,000 for the three months ended March 31, 2001, as compared to $64,000 for the three months ended March 31, 2000. The increase is due to the higher net cash balances from proceeds received from the sale of common stock.

Income Taxes.  No tax provision has been recorded for the three months ended March 31, 2001, as the result of the cumulative operating loss generated by the Company.  Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year.  As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

Minority Interests.   Minority interests for the three months ended March 31, 2001 totaled $12,000, compared with $0 for the same period in the prior year and consisted of minority interest in the earnings of the Laptizen consolidated subsidiary that commenced operations in July, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash.  The Company’s cash balance decreased by ($851,000) to $3.3 million at March 31, 2001, as compared to $4.2 million at December 31, 2000.  Operating activities used ($728,000) of cash comprised of  ($685,000) for continuing operations and ($43,000) for discontinued operations.

Working Capital.  The Company’s working capital decreased to $3,261,000 at March 31, 2001, as compared to $4,356,000 at December 31, 2000.  When compared to balances at December 31, 2000, the decrease in working capital at March 31, 2001 reflects lower levels of cash ($851,000), net accounts receivable ($230,000), and higher levels of other current assets ($47,000), offset by higher levels of current liabilities ($61,000).    The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

Property and Equipment Additions.  For the three months ended March 31, 2001, additions to property and equipment aggregated $30,000.  The Company does not anticipate material expenditures for additions to property and equipment over the next year.  These expenditures are estimated to be $100,000 and will be funded from cash on hand.

Investments in Affiliated Companies and Goodwill.   As of March 31, 2001, investments in affiliated companies and goodwill aggregated $1,315,000 as compared to $1,330,000 as of December 31, 2000.  The decrease of ($15,000) reflects the Company's share of losses of affiliated companies (Pacific Net - NTSC.com Sdn.Bhd) and amoritization of goodwill.

Commitments for Additional Funding of Affiliated Companies. The Company believes that affiliated companies in which it participates will generate incremental service revenues and product sales for the Company in 2001.  Further, the Company anticipates that it may enter into additional joint venture arrangements and other investment structures in the future to further promote the sale and marketing of PacificNet products and services.

Cash Needs for the Foreseeable Future.  As of March 31, 2001, the Company had approximately $3.3 million of cash.  The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development and capital expenditures.  The Company expects that the principal sources of cash will be cash on hand.  In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect.  The Company believes that these sources will be adequate to meet anticipated cash requirements for the remainder of fiscal 2001.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits

             The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended. (3)
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company. (6)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (6)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Warrant Agreement between the company and Cruttenden Roth Incorporated, including the Representative's Warrant. (2)
10.5	Underwriting Agreement, dated December 22, 1998, among the Company and the underwriters named therein. (2)
10.6	Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.7	Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
23	Consent of Arthur Andersen & Co. (6)

(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(4) Incorporated by reference to the Company's Form 8-K filed on October17, 2000.
(5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY).
(6) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 2001.

             (b)        Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET.COM, INC.

Date: May 14, 2001	By:	/s/ TONY TONG
Tony Tong
Chief Executive Officer

Date: May 14, 2001	By:	/s/ CHARLES W. MUELLER
Charles W. Mueller
Chief Financial Officer