Form 10-Q
period 2001-06-30
PACIFICNET COM INC
filed 2001-08-10
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

 Commission File Number:  000-24985

PACIFICNET.COM, INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2854355 (I.R.S. Employer Identification No.)

7808 Creekridge Circle, Suite 101 Bloomington, MN (Address of principal executive offices)	55439 (Zip Code)

Registrant’s Telephone Number:  952-829-5888

(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

There were 8,187,342 shares of PacificNet.com, Inc.’s (the “Company”) Common Stock outstanding on August 10, 2001.

PACIFICNET. COM, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands of United States dollars, except par values and share numbers)

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Current Assets:
Cash	$2,582	$4,197
Trade Receivables, net of allowances for accounts of $232 as of June 30, 2001 and $225 as of December 31, 2000	74	344
Inventories – finished goods, net	458	365
Other Current Assets	338	404

Total Current Assets	3,452	5,310

Property and Equipment, net	619	692
Capitalized Software Development Costs	293	302
Investments in Affiliated Companies	481	1,241
Goodwill	86	89

Total Assets	$4,931	$7,634

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$647	$331
Accrued Expenses	54	185
Net Liabilities of Discontinued Operations	167	438

Total Current Liabilities	868	954

Minority Interest	109	179

Stockholders' Equity:
Common Stock, par value $0.0001:
Authorized - 125,000,000 shares
Outstanding - 8,087,342 shares as of June 30, 2001 and 7,937,342 shares as of December 31, 2000	$1	$1
Additional Paid-In Capital	26,686	26,560
Accumulated Other Comprehensive Loss	(24)	(14)
Accumulated Deficit	(22,709)	(20,046)

Total Stockholders' Equity	3,954	6,501

Total Liabilities, Minority Interest and Stockholders' Equity	$4,931	$7,634

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands of United States dollars, except share amounts)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues	$1,840	$1,103	$3,801	$1,280
Cost of Revenues	(1,800)	(201)	(3,652)	(233)

Gross Margin	40	902	149	1,047
Selling, General and Administrative Expenses	(963)	(583)	(2,230)	(978)

(Loss) Income from Operations	(923)	319	(2,081)	69
Interest Income	39	60	116	124

(Loss) Income before income taxes, minority interests and discontinued operations	(884)	379	(1,965)	193
Equity in Losses of Affiliated Companies	(13)	(11)	(25)	(11)
Provision for Impairment Loss of Affiliated Companies	(735)	0	(735)	0
Minority Interests	50	0	62	0

(Loss) Income before discontinued operations	(1,582)	368	(2,663)	182
Net loss from International Trading business operations	0	(405)	0	(765)

Net Loss	$(1,582)	$(37)	$(2,663)	$(583)

Basic and Diluted (Loss) Earnings Per Common Share:
(Loss) income from operations	$(0.12)	$0.05	$(0.26)	$0.01
(Loss) income before discontinued operations	$(0.20)	$0.06	$(0.33)	$0.03
Net loss from discontinued operations	$0.00	$(0.07)	$0.00	$(0.13)
Net loss	$(0.20)	$(0.01)	$(0.33)	$(0.10)
Weighted average number of shares outstanding:	7,987,342	6,207,327	7,962,342	5,848,059

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Condensed Statements of Cash Flows
(In thousands of United States dollars)

	Six months ended June 30,
	2001	2000

Cash Flows Used in Operating activities:
Net loss	$(2,663)	$(583)
Adjustments:
Loss from discontinued operations	-	765
Equity in Losses of Affiliated Companies	25	11
Provision for Impairment Loss of Affiliated Companies	735	-
Minority Interest	(70)	0
Depreciation	105	33
Amortization	75	0
Changes in Current Assets and Current Liabilities:
Trade Receivables and Other Current Assets	336	(1,179)
Inventories, net	(93)	0
Accounts Payable and Accrued Expenses	185	230

Net Cash Used in Continuing Operations	(1,365)	(723)
Net Cash Used in Discontinued Operations	(271)	(1,649)

Net Cash Used in Operating Activities	(1,636)	(2,372)

Cash Flows Used in Investing Activities:
Acquisition of Property and Equipment	(32)	(300)
Acquisition of Equity Interest in Affiliated Company	0	(218)
Acquisition of Capitalized Software Development Costs	(63)	0

Net Cash Used in Investing Activities	(95)	(518)

Cash Flows Provided by Financing Activities:
Proceeds from Issuance of Common Stock	126	3,406

Effect of Exchange Rate Changes on Cash	(10)	(13)

(Decrease) Increase in cash	(1,615)	503
Cash, beginning of period	4,197	4,061

Cash, end of period	$2,582	$4,564

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.  BASIS OF PRESENTATION

Interim Financial Statements.  The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-Q.  The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of PacificNet.com, Inc. (referred to herein as "PacificNet," "PACT" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2000.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented.

Investments in Affiliated Companies.  The Company’s investments in affiliated companies for which its ownership exceeds 20% (PacificNet-NTSC.com Sdn.Bhd and  Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted for using the equity method. The Company’s investment in affiliated companies for which its ownership is less than 20% (ABCDEnet.com), is accounted for using the cost method.  Under the equity method, the Company’s proportionate share of each affiliate’s net income or loss and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in “equity in losses of affiliated companies”.  The Company assesses the need to record impairment losses on its investments when indicators of impairment are present.  Indicators of value generally include revenue growth, operating results, cash flows and other measures.  Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition.  During the quarterly period ended June 30, 2001, a provision for impairment loss of ($735,000) related to the Company's investments in APP China Group Limited and Cypress Rise has been made.

Operating Results for Future Periods.  These results are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001 and future periods.

Restatement of Historical Financial Statements.  The historical financial statements prior to the reverse merger transaction (see note 3 below) have been restated to be those of the accounting acquirer, PacificNet.com LLC (“PLLC”).  Historical stockholders’ equity prior to the reverse merger has been retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in-capital.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations."  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

3.  BUSINESS COMBINATIONS AND DISPOSITIONS

Acquisition of PacificNet.com LLC.  On July 27, 2000, in exchange for all the ownership interests in PLLC, the Company issued 7,166,667 shares of its Common Stock to the former owners of PLLC.  This transaction was accounted for as a purchase and treated as a reverse merger since the former owners of PLLC controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on July 27, 2000. The shares issued by the Company in connection with the reverse merger of PLLC are not registered under the Securities Act of 1933, as amended, and are subject to restrictions on transferability for a period of one year from the date of issuance.

Disposition of Creative Master Business.  In September 2000, the Company’s Board of Directors approved a plan to dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of the Company.  As consideration for this business, the management group i) returned 895,765 shares of the Company’s Common Stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company.

The 895,765 shares of Common Stock returned to the Company are held as treasury stock at June 30, 2001 and represented a 10.14% reduction in the total number of shares outstanding immediately before the return.  The net liabilities and results of operations for the Creative Master business are reflected as discontinued operations in the accompanying financial statements.

Laptizen.com Limited.  In June 2000, the Company completed its acquisition of 55% of Laptizen.com Limited (“Laptizen”), a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider for computer systems for consideration of $320,000.  Laptizen commenced operations in July 2000.

4.  SUBSEQUENT EVENT

On July 31, 2001, the Company made a public announcement that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People's Republic of China by Holley Group Co., Ltd ("China Holley"). Under the agreement, the Company will acquire a 51% ownership interest in China Holley's energy management, procurement and IT solutions operating unit ("HolleyE").  On June 14, 2001, PacificNet made a public announcement that it had entered into an Agreement in Principle with China Holley for this acquisition.

Under the terms of the transaction PacificNet will issue approximately 4,000,000 unregistered shares of its common stock (to be held in escrow) to China Holley in exchange for a 51% interest in the HolleyE.  The transaction has been approved by the Board of Directors of both the Company and China Holley.  The transaction is subject to customary closing conditions and is expected to close on or before October 31, 2001.

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues.  Revenues for the three months ended June 30, 2001 were $1,840,000, an increase of $737,000 from $1,103,000 for the three months ended June 30, 2000.  For the three months ended June 30, 2001, revenues consisted of $115,000 derived from services rendered and $1,725,000 from the sales of products and systems through its Laptizen subsidiary.

During the three months ended June 30, 2001, all of PacificNet’s revenue was generated from customers in Asia.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2001 was $1,800,000 an increase of $1,599,000 from $201,000 for the three months ended June 30, 2000.  This increase was due to a corresponding increase in revenues.  Cost of revenues, as a percentage of revenues, was 152% for services rendered and 94% for the sales of products and systems through the Laptizen subsidiary for the three months ended June 30, 2001.

Gross margin for the three months ended June 30, 2001 was $40,000 a decrease of $862,000 from $902,000 for the three months ended June 30, 2000.  Gross margins for the three months ended June 30, 2001, were comprised of (52)% for services rendered and 6% for products and systems sold.  The decrease in margin for services rendered resulted from two primary factors:  1) premium pricing received on consulting projects during fiscal 2000 compared to fiscal 2001; and 2) additional costs incurred to complete fixed price services contracts during fiscal 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $963,000 for the three months ended June 30, 2001, an increase of $380,000 from $583,000 for the three months ended June 30, 2000.   The increase is primarily related to higher business activity levels in 2001 over 2000.

As of June 30, 2001, the Company’s estimated monthly cash requirement for selling, general and administrative expenses during the subsequent three-month period was approximately $250,000; a decrease of approximately $40,000 from the actual monthly cash requirement rate for the three-months ended June 30, 2001.

Equity in Losses of Affiliated Companies.  The Company’s equity in losses of affiliated companies totaled $13,000 for the three months ended June 30, 2001, as compared to losses of $11,000 for the three months ended June 30, 2000. The loss reflects the Company’s 40% equity in losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company’s products that was acquired in May 2000.

Interest Income.  Interest income was $39,000 for the three months ended June 30, 2001, as compared to $60,000 for the three months ended June 30, 2000. The decrease is due to the lower net cash balances.

Income Taxes.  No tax provision has been recorded for the three months ended June 30, 2001, as the result of the cumulative operating loss generated by the Company.

Minority Interests.   Minority interests for the three months ended June 30, 2001 totaled $50,000, compared with $0 for the same period in the prior year and consisted of minority interest in the losses of Laptizen that commenced operations in July 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues.  Revenues for the six months ended June 30, 2001 were $3,801,000, an increase of $2,521,000 from $1,280,000 for the six months ended June 30, 2000.  For the six months ended June 30, 2001, revenues consisted of $309,000 derived from services rendered and $3,492,000 from the sales of products and systems through Laptizen.

During the six months ended June 30, 2001, all of PacificNet’s revenue was generated from customers in Asia.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2001 was $3,652,000 an increase of $3,419,000 from $233,000 for the six months ended June 30, 2000.  This increase was due to a corresponding increase in revenues.  Cost of revenues, as a percentage of revenues, was 129% for services rendered and 93% for the sales of products and systems through Laptizen for the six months ended June 30, 2001.

Gross margin for the six months ended June 30, 2001 was $149,000 a decrease of $898,000 from $1,047,000 for the six months ended June 30, 2000.  Gross margins for the six months ended June 30, 2001, were comprised of (29)% for services rendered and 7% for products and systems sold.  The decrease in margin for services rendered resulted from two primary factors:  1) premium pricing received on consulting projects during fiscal 2000 compared to fiscal 2001; and 2) additional costs incurred to complete fixed price services contracts during fiscal 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses totaled $2,230,000 for the six months ended June 30, 2001, an increase of $1,252,000 from $978,000 for the six months ended June 30, 2000.   The increase is primarily related to higher business activity levels in 2001 over 2000.

Equity in Affiliated Companies.  The Company’s equity in losses of affiliated companies totaled $25,000 for the six months ended June 30, 2001, as compared to $11,000 for the six months ended June 30, 2000. The increase reflects the Company’s 40% equity in losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company’s products that was acquired in May 2000.

Interest Income.  Interest income was $116,000 for the six months ended June 30, 2001, as compared to $124,000 for the six months ended June 30, 2000. The decrease is due to the lower net cash balances in 2001 as compared to 2000.

Income Taxes.  No tax provision has been recorded for the six months ended June 30, 2001, as the result of the cumulative operating loss generated by the Company.

Minority Interests.   Minority interests for the six months ended June 30, 2001 totaled $62,000, compared with $0 for the same period in the prior year and consisted of minority interest in the losses of Laptizen that commenced operations in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash. The Company’s cash balance decreased by $1.6 million to $2.6 million at June 30, 2001, as compared to $4.2 million at December 31, 2000.  Operating activities used $1.6 million of cash comprised of  $1.4 million for continuing operations and $271,000 for discontinued operations.

Working Capital. The Company’s working capital decreased $1.8 million to $2.6 million at June 30, 2001, as compared to $4.4 million at December 31, 2000.  When compared to balances at December 31, 2000, the decrease in working capital at June 30, 2001 reflects a decrease in cash of $1,615,000 and a decrease in net accounts receivable of $270,000, offset by an increase in other current assets  of  $27,000 and a decrease in current liabilities of $86,000.    The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

Property and Equipment Additions. For the six months ended June 30, 2001, additions to property and equipment aggregated $32,000.  The Company does not anticipate material expenditures for additions to property and equipment over the next year.

Investments in Affiliated Companies and Goodwill.   As of June 30, 2001, investments in affiliated companies and goodwill aggregated $567,000 as compared to $1,330,000 as of December 31, 2000.  The decrease of $763,000 reflects the Company's share of losses of affiliated companies of $25,000, amortization of goodwill of $3,000 and the provision for impairment loss of $735,000 related to the Company’s investments in APP China Group Limited and Cypress Rise.

Commitments for Additional Funding of Affiliated Companies.  The Company believes that affiliated companies in which it participates will generate incremental service revenues and product sales in 2001.  The Company does not anticipate that it will enter into additional joint venture arrangements and other investment structures over the next twelve months.

Cash Needs for the Foreseeable Future.  As of June 30, 2001, the Company had approximately $2.6 million of cash.  The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development and capital expenditures.  The Company expects that the principal sources of cash will be cash on hand.  In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect.  The Company believes that these sources will be adequate to meet anticipated cash requirements for the remainder of fiscal 2001.

Inflation.  Inflation has not had a material impact on PacificNet’s business in recent years.

Currency Exchange Fluctuations.  All of PacificNet’s revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the currency of the PRC (“RMB”).  There can be no assurance that the RMB-to-U.S. dollar rate will remain stable.  Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would likely reduce PacificNet’s expenses (as expressed in U.S. dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase PacificNet’s expenses, and could have a material adverse effect on PacificNet’s business, financial condition and results of operations.  PacificNet has never engaged in currency hedging operations and has no present intention to do so.

Seasonality and Quarterly Fluctuations.  PacificNet has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception.  The Company believes that its business is not subject to seasonal and quarterly fluctuations; however, since the Company, in its current form of business operations as an Asian IT solutions and consulting company, has only been in existence since July 1999, the Company does not have sufficient operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a)  The Registrant held an annual meeting of stockholders on June 15, 2001.

   b)  The following persons were elected to the Board of Directors:

             Tony Tong
             David Bussmann
             Allan Yap
             Michael Gaard
             Chih Cheung
             Charles Mueller

   c)  Brief description of the matters voted upon at the annual meeting:

1.	ELECTION OF DIRECTORS

NAME	FOR	AGAINST	ABSTAIN
Tony Tong	4,429,488	51,250	452,855
David Bussmann	4,429,488	51,250	452,855
Allan Yap	4,480,738	0	452,855
Michael Gaard	4,429,488	51,250	452,855
Chih Cheung	4,100,596	380,142	452,855
Charles Mueller	4,429,488	51,250	452,855

2.	RATIFY THE APPOINTMENT BY THE BOARD OF DIRECTORS OF ARTHUR ANDERSEN & CO. AS INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDING DECEMBER 31, 2001

FOR	AGAINST	ABSTAIN
4,480,738	0	452,855

ITEM 5 - OTHER INFORMATION

Transaction with China Holley  – On July 31, 2001, the Company issued a press release that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People’s Republic of China by Holley Group Co., Ltd.  (“China Holley”).  Under the agreement, the Company will acquire a 51% ownership interest in China Holley’s energy management, procurement and IT solutions operating unit ("HolleyE").  On June 14, 2001, PacificNet announced that it had entered into an agreement in principle with China Holley for this acquisition.

Under the terms of the transaction PacificNet will issue approximately 4,000,000 unregistered shares of its common stock (to be held in escrow) to China Holley in exchange for a 51% interest in HolleyE.  China Holley will be responsible for contributing the initial operating assets and working capital financing for HolleyE.  China Holley will procure a minimum of $95 million of electrical devices from HolleyE through 2003 and contract for the development of energy management system solutions for the China market.  Shares of PacificNet stock will be released from escrow to China Holley as China Holley meets specified procurement milestones.

The transaction has been approved by the Board of Directors of both the Company and China Holley.  The transaction is subject to customary closing conditions, including the completion of due diligence and the receipt of applicable regulatory approvals and consents as set for in the agreement and is expected to close on or before October 31, 2001.  PacificNet will be required to obtain prior shareholder approval in the event that shares released from escrow to China Holley exceed amounts permitted under NASDAQ rules.

Reference is made to Exhibit 10.8 filed as part of this report that contains the agreement dated July 28, 2001 for the sale and purchase of an equity interest in a joint venture in the People’s Republic of China by Holley Group Co., Ltd.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits

             The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended. (3)
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company.
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (6)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.5	Underwriting Agreement, dated December 22, 1998, among the Company and the underwriters named therein. (2)
10.6	Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.7	Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
10.8	Agreement dated July 28, 2001 for the sale and purchase of an equity interest in a joint venture in the People’s Republic of China with Holley Group Co., Ltd.

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
 (6) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 2001.              (b)        Reports on Form 8-K:

Form 8-K  - May 25, 2001       For purposes of NASDAQ compliance, the Company revised its table of security ownership of management and certain beneficial owners filed with the Securities Exchange Commission on April 30, 2001 as part of the Company's Definitive Proxy Statement for its 2001 Shareholder Meeting. SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET.COM, INC.

Date: August 10, 2001	By:	/s/ TONY TONG

Tony Tong Chief Executive Officer

Date: August 10, 2001	By:	/s/ CHARLES W. MUELLER

Charles W. Mueller Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

4	Specimen Stock Certificate of the Company.
10.8	Agreement dated July 28, 2001 for the sale and purchase of an equity interest in a joint venture in the People’s Republic of China with Holley Group Co., Ltd.