Form 10-Q
period 2001-09-30
PACIFICNET COM INC
filed 2001-11-19
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  000-24985

PACIFICNET.COM, INC.

(Exact name of small business issuer in its charter)

Delaware	11-2854355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7808 Creekridge Circle, Suite 101
Bloomington, MN	55439
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number:  952-829-5888

(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

There were 8,176,742 shares of the PacificNet.com, Inc.’s (the “Company”) Common Stock outstanding on November 10, 2001.

PACIFICNET.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands of United States dollars, except par values and share numbers)

	September 30, 2001
	(Unaudited)	December 31, 2000

ASSETS

Current Assets:
Cash, including $500 restricted cash as of September 30, 2001	$2,167	$4,197
Accounts receivable, net of allowance of $232 as of September 30, 2001 and $225 as of December 31, 2000	182	344
Prepaid assets, rental deposits and other current assets	541	769
Total Current Assets	2,890	5,310

Property and Equipment, net	478	692
Capitalized Software Development Costs	261	302
Investments in Affiliated Companies	95	1,241
Other Assets	75	89

Total Assets	$3,799	$7,634

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$644	$331
Accrued Expenses	120	185
Customer Deposits	211	0
Net Liabilities of Discontinued Operations	-	438
Total Current Liabilities	975	954

Minority Interest in Consolidated Subsidiary	48	179

Stockholders' Equity:
Common Stock, par value $0.0001:
Authorized - 125,000,000 shares Outstanding - 8,187,342 shares as of September 30, 2001 and 7,937,342 shares as of December 31, 2000	$1	$1
Additional Paid-In Capital	26,769	26,560
Treasury Stock - 10,600 shares as of September 30, 2001	(12)	0
Accumulated Other Comprehensive Loss	(22)	(14)
Accumulated Deficit	(23,960)	(20,046)
Total Stockholders' Equity	2,776	6,501

Total Liabilities, Minority Interest and Stockholders' Equity	$3,799	$7,634

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands of United States dollars, except loss per share and share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues	$1,753	$1,624	$5,554	$2,904
Cost of revenues	(1,452)	(1,352)	(5,103)	(1,585)
Gross Margin	301	272	451	1,319
Selling, General and Administrative expenses	(1,278)	(874)	(3,508)	(1,852)
Loss from operations	(977)	(602)	(3,057)	(533)
Interest Income	33	137	148	261
Loss before losses from affiliated companies and minority interest and discontinued operations	(944)	(465)	(2,909)	(272)
Equity in Losses of Affiliated Companies	(10)	(14)	(35)	(25)
Provision for Impairment Loss of Affiliated Companies	(358)	0	(1,093)	0
Minority Interests	61	(7)	123	(7)
Loss from continuing operations	(1,251)	(486)	(3,914)	(304)
Losses from discontinued operations:
Creative Master business	0	(13,441)	0	(13,441)
International Trading business	0	(1,248)	0	(2,013)
Net Loss	$(1,251)	$(15,175)	$(3,914)	$(15,758)

Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$(0.15)	$(0.06)	$(0.49)	$(0.05)
Net loss from discontinued operations	$0.00	$(1.85)	$0.00	$(2.36)
Net loss	$(0.15)	$(1.91)	$(0.49)	$(2.41)

Weighted average number of shares outstanding:	8,150,475	7,957,969	8,025,053	6,551,362

The accompanying notes are an integral part of these financial statements.

PACIFICNET.COM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands of United States dollars)

	Nine months ended September 30,
	2 0 0 1	2000
Cash Flows Used in Operating activities:
Net loss	$(3,914)	$(15,758)
Adjustments:
Net loss from discontinued operations	0	15,454
Depreciation	156	68
Amortization	211	0
Expenses settled by issuance of Common Stock	209	0
Minority Interest	(123)	7
Equity in Losses of Affiliated Companies	35	25
Provision for Impairment Loss of Affiliated Companies	1,093	0
Changes in Current Assets and Current Liabilities:
Accounts Receivable and Other Current Asssets	390	(1,634)
Accounts Payable, Accrued Expenses and Customer Deposits	459	498
Net Cash Used in Continuing Operations	(1,484)	(1,340)
Net Cash Used in Discontinued Operations	(347)	(1,687)
Net Cash Used in Operating Activities	(1,831)	(3,027)

Cash Flows Used in Investing Activities:
Acquisition of Property and Equipment	(41)	(622)
Acquisition of Affiliate Company interests	0	(3,294)
Cost of Acquisition	0	(320)
Purchase of Treasury Stock	(12)	0
Acquisition of Capitalized Software Development Costs and other assets	(138)	0
Net Cash Used in Investing Activities	(191)	(4,236)

Cash Flows Provided by Financing Activities:
Proceeds from Issuance of Common Stock	0	9,295

Effect of Exchange Rate Changes on Cash	(8)	(13)

(Decrease) Increase in cash	(2,030)	2,019
Cash, beginning of period	4,197	4,061
Cash, end of period	$2,167	$6,080

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

As shown in the accompanying interim financial statements, the Company incurred a net loss for the nine months ended September 30, 2001 of $3,914,000.  Net tangible assets of the Company as of September 30, 2001 were $2,776,000 which includes $2,167,000 of cash. Management has instituted cost reduction measures that have reduced the Company’s monthly cash expense rate and is pursuing strategic alternatives to its existing operations that it believes will contribute toward achieving profitability.  The accompanying interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Investments in Affiliated Companies.  The Company’s investments in PacificNet-NTSC.com Sdn.Bhd and Xmedia Holdings Inc. (“Xmedia”), affiliated companies for which its ownership equals or exceeds 20% but are not majority-owned or controlled, are accounted for using the equity method. The Company’s investment in affiliated companies for which its ownership is less than 20% (APP China Group Limited, Cypress Rise and ABCDEnet.com) are accounted for using the cost method.  Under the equity method, the Company’s proportionate share of each affiliate’s net income or loss and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in “equity in losses of affiliated companies”.  The Company assesses the need to record impairment losses on its investments when indicators of impairment are present.  Indicators of value generally include revenue growth, operating results, cash flows and other measures.  Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition.  Based on a review of indicators of value, the Company recorded a provision for impairment loss of affiliated companies of $358,000 related to the Company’s investments in ABCDEnet.com and Xmedia and $1,093,000 related to the Company’s investments in APP China Group Limited, Cypress Rise, ABCDEnet.com and Xmedia for the three-months and nine-months ended September 30, 2001, respectively.  The impairment losses were recorded to state the investment at the estimated recoverable amount.  As of September 30, 2001, investment in affiliated companies relates principally to the Company’s investment in Xmedia.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations."  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 did not have a significant impact on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that SFAS 142 will have a significant impact on the Company’s financial statements.

 In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”),  “Accounting for Asset Retirement Obligations”, which is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”),  “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for fiscal years beginning after December 15, 2001.  SFAS 144 requires that (a) impairment losses be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) impairment losses be measured as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 retains existing accounting provisions for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  The Company is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

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

Disposition of Creative Master Business.  In September 2000, the Company’s Board of Directors approved a plan to dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of the Company.  As consideration for this business, the management group i) returned 895,765 shares of the Company’s Common Stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company.  Revenues related to the Creative Master business were $10.6 million and $28.6 million for the three-month and nine-month periods ended September 30, 2000.

Disposition of Laptizen Business - In September 2001, the Board of Directors of the Company approved a plan to dispose of its Laptizen.com Limited (“Laptizen”) subsidiary.  Laptizen is a Hong Kong value added reseller of computer systems.  As of September 30, 2001 all activities related to Laptizen had ceased and the Company was in the process of liquidating Laptizen.  During the three-month period ended September 30, 2001, the Company recorded provisions for disposal related to Laptizen of  $25,000 and wrote-off associated Laptizen goodwill of $82,000. Revenue and net loss information related to Laptizen operations is as follows and includes the provisions for disposal and write-off of goodwill:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues	$1,339,000	$1,215,000	$4,831,000	$1,215,000
Net (loss) income	$(182,000)	$9,000	$(257,000)	$9,000

Net assets of Lapitzen operations included in continuing operations in the accompanying financial statements were $34,000 and   $325,000 at September 30, 2001 and December 31, 2000, respectively.   Total assets were comprised primarily of inventory, accounts receivable and property and equipment.  Total liabilities were comprised primarily of trade payables and accrued expenses.  Net assets of Laptizen operations also include minority interest of $48,000 and $179,000 at September 30, 2001 and December 31, 2000, respectively.

Discontinuation of International Trading Group Business. In September 2000, the Company’s International Trading Group (“ITG”) operations, including the North America China Trade Centre and B2B global trading group, were discontinued.  The net liabilities and results of operations for ITG are reflected as discontinued operations in the accompanying financial statements.  There were no revenues related to ITG operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000.

Continuing Operations. At present, the Company solely engages in providing IT consulting services in Hong Kong.

4. NONCASH TRANSACTIONS

For the three month and nine months ended September 30, 2001, the Company issued 100,000 and 250,000 shares of Common Stock with a market value of $83,000 and $209,000 to satisfy current liabilities.

5.  SUBSEQUENT EVENTS - STATUS OF PROPOSED TRANSACTIONS

China Holley Transaction. On November 6, 2001,  the Company and Holley Group Co., Ltd. (“China Holley”) mutually agreed to terminate the Sale and Purchase Agreement dated July 28, 2001 on the basis that the transaction, if completed, would have violated NASDAQ’s shareholder approval rules. Management believes that the mutual termination of this agreement will not have a material adverse effect on the Company's financial position or results of operations.

Lawson Transaction. In a proposed transaction announced in February 2001, the Company and Lawsons InfoTech Corporation have mutally agreed to terminate the related agreement in principle. The mutual termination of this agreement had no effect on the Company's financial position or results of operations.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues, Cost of Revenues and Gross Margin.   Revenues for the three months ended September 30, 2001 were $1,753,000, an increase of $129,000 from $1,624,000 for the three months ended September 30, 2000.  Cost of revenues for the three months ended September 30, 2001 were $1,452,000, an increase of $100,000 from $1,352,000 for the three months ended September 30, 2000.  Cost of revenues, as a percentage of revenues, was 83% for the three months ended September 30, 2001 compared with 83% for the three months ended September 30, 2000.  Gross margin for the three months ended September 30, 2001 was $301,000, an increase of  $29,000 from $272,000 for the three months ended September 30, 2000.

Selling, General and Administrative Expenses.   Selling, General and Administrative expenses totaled $1,278,000 for the three months ended September 30, 2001, an increase of $404,000 from $874,000 for the three months ended September 30, 2000.   The majority of this increase is due to incremental legal and professional fees related to public filings and proposed transactions of the Company (see note 5 to the financial statements) of  $108,000,  provisions and goodwill write-off related to the disposal of Laptizen totaling $107,000, increased provision for obsolete inventory of $69,000, increased amortization of capitalized software development costs of $32,000, and increased directors and officers insurance costs of $24,000 in 2001 over 2000.

Interest Income.  Interest income was $33,000 for the three months ended September 30, 2001, as compared to $137,000 for the three months ended September 30, 2000. The decrease is due to the lower net cash balances in 2001 over 2000.

Equity in Losses of Affiliated Companies.  The Company’s equity in losses of affiliated companies totaled $10,000 for the three months ended September 30, 2001, as compared to losses of $14,000 for the three months ended September 30, 2000. The loss reflects the Company’s 40% equity in losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company’s products that was acquired in May 2000.

Provision for Impairment Loss of Affiliated Companies.  The Company’s provision for impairment loss of affiliated companies totaled $358,000 for the three months ended September 30, 2001 related to the Company’s investments in ABCDEnet.com and Xmedia.  This compares with $0 for the three months ended September 30, 2000.

Income Taxes.  No tax provision has been recorded for the three months ended September 30, 2001, as the result of the cumulative operating loss generated by the Company.

Minority Interests.  Minority interests in losses for the three months ended September 30, 2001 totaled $61,000, compared with a gain of $7,000 for the same period in the prior year relates to the Laptizen operations that commenced in July 2000.

NINE  MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues, Cost of Revenues and Gross Margin.   Revenues for the nine months ended September 30, 2001 were $5,554,000, an increase of $2,650,000 from $2,904,000 for the nine months ended September 30, 2000.   Cost of revenues for the nine months ended September 30, 2001 were $5,103,000, an increase of $3,518,000 from $1,585,000 for the nine months ended September 30, 2000.  The majority of increases in revenues and cost of revenues when comparing the nine months ended September 30, 2001 with the comparable 2000 period relates to the operations of Laptizen, which commenced operations in July 2000.  Cost of revenues, as a percentage of revenues, was 92% for the nine months ended September 30, 2001 compared with 55% for the nine months ended September 30, 2000.  Gross margin for the nine months ended September 30, 2001 was $451,000, a decrease of  $868,000 from $1,319,000 for the nine months ended September 30, 2000.  The $868,000 decrease in gross margin was the result of a premium pricing received on consulting projects during the first two quarters of 2000 as compared to 2001 as well as additional costs to complete fixed price services contracts in 2001 over 2000.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses totaled $3,508,000 for the nine months ended September 30, 2001, an increase of $1,656,000 from $1,852,000 for the nine months ended September 30, 2000. The majority of this increase is due to higher business activity levels in 2001 over 2000, increased advertising and publicity costs of $286,000, incremental legal and professional fees related to the Company’s public filings and proposed transactions (See note 5 to the financial statements) of  $172,000, increased Hong Kong premises costs of $167,000, increased directors and officers insurance costs of  $131,000,  provisions and goodwill write-off related to the disposal of Laptizen totaling $107,000,  increased amortization of capitalized software development costs of $104,000, increased depreciation from acquisitions of property and equipment of $88,000, and increased provision for obsolete inventory of $69,000 in 2001 over 2000.

Interest Income.  Interest income was $148,000 for the nine months ended September 30, 2001, as compared to $261,000 for the nine months ended September 30, 2000. The decrease is due to the lower net cash balances in 2001 as compared to 2000.

Equity in Losses of Affiliated Companies.  The Company’s equity in losses of affiliated companies totaled $35,000 for the nine months ended September 30, 2001, as compared to $25,000 for the nine months ended September 30, 2000. The increase reflects the Company’s 40% equity in losses in PacificNet-NTSC.com Sdn.Bhd, a Malaysian based consulting company and reseller of the Company’s products that was acquired in May 2000.

Provision for Impairment Loss of Affiliated Companies.  The Company’s provision for impairment loss of affiliated companies totaled $1,093,000 for the nine months ended September 30, 2001 related to the Company’s investments in APP China Group Limited, Cypress Rise, ABCDEnet.com and Xmedia.  This compares to $0 for the nine months ended September 30, 2000.

Income Taxes.  No tax provision has been recorded for the nine months ended September 30, 2001, as the result of the cumulative operating loss generated by the Company.

Minority Interests.  Minority interests in losses for the nine months ended September 30, 2001 totaled $123,000, compared with a gain of $7,000 for the same period in the prior year relates to the Laptizen operations that commenced in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash. The Company’s cash balance decreased by $2.0 million to $2.2 million at September 30, 2001, as compared to $4.2 million at December 31, 2000.  Operating activities used $1.8 million of cash comprised of  $1.5 million for continuing operations and $347,000 for discontinued operations.

Working Capital. The Company’s working capital decreased $2.4 million to $1.9 million at September 30, 2001, as compared to $4.4 million at December 31, 2000.  When compared to balances at December 31, 2000, the decrease in working capital at September 30, 2001 reflects a decrease in cash of $2,030,000, a decrease in receivables and other current assets of $390,000 and an increase in current liabilities of $21,000.

Property and Equipment Additions. For the nine months ended September 30, 2001, additions to property and equipment aggregated $41,000.  The Company does not anticipate material expenditures for additions to property and equipment over the next year.

Issuance of Common Stock. For the nine months ended September 30, 2001, the Company issued 250,000 shares of Common Stock with a market value of $209,000 to satisfy certain current liabilities.

Investments in Affiliated Companies.   As of September 30, 2001, investments in affiliated companies and goodwill had a net carrying value of $95,000 as compared to $1,241,000 as of December 31, 2000.  The decrease of $1,146,000 reflects the Company's share of losses of affiliated companies of $35,000, amortization of $18,000 and cumulative provisions for impairment losses of $1,093,000 related to the Company’s investments in APP China Group Limited, Cypress Rise, ABCDEnet, and Xmedia.

Cash Needs for the Foreseeable Future.  As of September 30, 2001, the Company had approximately $2.2 million of cash.  The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development and capital expenditures.  The Company expects that the principal sources of cash will be cash on hand.  In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect.  The Company believes that these sources will be adequate to meet anticipated cash requirements for the next twelve months.

Inflation.  Inflation has not had a material impact on PacificNet’s business in recent years.

Currency Exchange Fluctuations.  All of PacificNet’s revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi (“RMB”), the currency of the People’s Republic of China.  There can be no assurance that RMB-to-U.S. dollar or Hong Kong dollar-to-U.S. dollar exchange rates will remain stable.  Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar would likely reduce PacificNet’s expenses (as expressed in U.S. dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar would increase PacificNet’s expenses, and could have a material adverse effect on PacificNet’s business, financial condition and results of operations.  PacificNet has never engaged in currency hedging operations and has no present intention to do so.

Seasonality and Quarterly Fluctuations.  PacificNet has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception.  The Company believes that its business is not subject to seasonal and quarterly fluctuations.  However, since the Company, in its current form of business operations as an Asian IT solutions and consulting company, has only been in existence since July 1999, the Company does not have sufficient operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits

                The following exhibits are filed as part of this report:

Exhibit
Number	Description

2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended. (3)
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company. (7)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (6)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.5	Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
10.6	Agreement dated July 28, 2001 for the sale and purchase of an equity interest in a joint venture in the People’s Republic of China with Holley Group Co., Ltd. (7)

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

 (6) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 2001.

 (7) Incorporated by reference to the Company's Form 10-Q filed on August 10, 2001.

                (b)           Reports on Form 8-K:

Form 8-K  - July 25, 2001                Change in the Company’s independent accountants from Arthur Andersen & Co to Deloitte Touche Tohmatsu.  The change was recommended and approved by the Company’s Audit Committee on July 19, 2001.  In addition, for purposes of complying with Nasdaq rules, the Company provided information regarding security ownership of management and certain beneficial owners as of July 25, 2001.

Form 8-K/A  - August 24, 2001   The Company provided additional information related to the change in the Company’s independent accountants from Arthur Andersen & Co to Deloitte Touche Tohmatsu.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET.COM, INC.

Date: November 19, 2001	By:	/s/ DAVID BUSSMANN
David Bussmann
Chairman

Date: November 19, 2001	By:	/s/ CHARLES W. MUELLER
Charles W. Mueller
Chief Financial Officer