Form 10KSB
period 2001-12-31
PACIFICNET COM INC
filed 2002-04-16
CIK 815017

F

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____

Commission File Number:  000-24985

PACIFICNET INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2854355 (I.R.S. Employer Identification No.)
43rd Floor, China Online Center, 333 Lockhart Road, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

Registrant’s Telephone Number:  011-852-2876-2950

PacificNet.com Inc., 7808 Creekridge Circle, Suite101 Bloomington, MN  55439
(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $5,792,000.  The aggregate market value of the common stock held by non-affiliates of the registrant as of April 10, 2002 was approximately $8,824,000, based upon the closing sale price of $.40 per share as reported by The Nasdaq National Market on such date. There were 22,058,863 shares of the Company’s common stock outstanding on April 10, 2002.

Transitional Small Business Disclosure Format (check one): YES ☐   NO☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year, are incorporated herein by reference in Part III of this Report.

TABLE OF CONTENTS

Part I

1.	Description of Business
2.	Description of Property
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Common Equity and Related Stockholder Matters
6.	Management’s Discussion and Analysis or Plan of Operation
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

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

PART I

Item 1.  Description of Business.

Overview

The Company was incorporated in the state of Delaware on April 8, 1987.  Prior to July 27, 2000, the Company was engaged principally in the manufacturing of collectible-quality die-cast replicas of cars, trucks, buses, marine products and other items and was named Creative Master International, Inc.  PacificNet.com or Pacific Gateway was founded as an operation of Talent Information Management LLC in Minneapolis in 1994 by Tony Tong, Victor Tong, and former Andersen Consulting colleagues.  In 1999, PacificNet.com LLC was registered in Minneapolis USA and later that year PacificNet Limited was formed in Hong Kong as a wholly owned subsidiary of PacificNet.com LLC.  On July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC, Creative Master International, Inc. issued 7,166,667 shares of its Common Stock to the owners of PacificNet.com LLC, which represented in excess of 80% of the total number of the Company’s shares outstanding immediately following the acquisition. In connection with the acquisition of PacificNet.com LLC, the Company’s name was changed to “PacificNet.com, Inc.” in order to reflect the primary business focus of the Company following the acquisition.  On March 25, 2002, the shareholders of the Company approved to change the company’s name from “PacificNet.com, Inc.” to “PacificNet Inc.”  Additional information on the acquisition of PacificNet.com LLC, disposition of the die-cast replica business and the Company’s recently completed private placement with Sino Mart Management Limited are discussed below under “CHANGE IN CONTROL OF THE COMPANY”.

PacificNet Inc. (referred to herein as “PacificNet” or the “Company”) is a leading provider of system integration, network communications, and Information Technology (“IT”) solutions in Asia.  The Company also engages in telecommunication, performs voice and data network communications and value-added telecommunication products and services. The Company’s business strategy is to take a leading role into rapidly expanding business sector, namely the IT solution provision and network communication businesses, in Asian and greater PRC region.  The business of PacificNet can be classified into three main operating units:

-                    PacificNet Solutions Ltd. (referred to herein as “PacSo”) -   IT solution and system integration  PacSo is a subsidiary of PacificNet that specializes in system integration, software application, and e-business solution services in Hong Kong and Greater China.  The scope of product and services include smart card solutions, web based front-end applications and web based connection to backend enterprise planning systems.

-                    PacificNet Communications Ltd. (referred to herein as “PacComm”) - Value Added Telecom Services.  PacComm is a subsidiary of PacificNet that provides voice and data network communication.  The Company executes its business strategy through engaging in a wide variety of telecommunication solutions including international simple resell, retail IDD services, mobile virtual network operations, valued added mobile communication services, voice over internet protocol (VOIP), unified messaging service (UMS), short messaging service (SMS) and telecommunication related software.

-                    PacificNet Limited -  Distribution and resell of telecommunication, networking and computer equipment.  In conjunction with the  Company’s business of providing telecommunication services, PacificNet is also engaged in telecommunication product distributions, which includes resale of PABX telephone systems, basic switches and router equipments and mobile phone accessories targeting for retail customers.

Change in Control of the Company

Fiscal Year 2000 - Acquisition of PacificNet.com LLC.  As described on the Current Report on Form 8-K filed on August 11, 2000, on July 27, 2000, in exchange for all the ownership interests in PacificNet.com LLC (“PLLC”), the Company (formerly Creative Master International, Inc.) issued 7,166,667 shares of its Common Stock to the owners of PLLC. This transaction was accounted for as a purchase and treated as a reverse merger transaction since the former owners of PLLC controlled over 80% of the total shares of Common Stock of the Company outstanding immediately following the acquisition on July 27, 2000. The shares issued by the Company in connection with the PLLC are not registered under the Securities Act of 1933 and are subject to restrictions on transferability for a period of one year from the date of issuance.

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

Fiscal Year 2000 - Disposition of Creative Master Business.  As described on the Current Report on Form 8-K filed on October 17, 2000, in September 2000 the Company’s Board of Directors approved a plan to dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of Creative Master International, Inc.  The Creative Master business was acquired as part of a reverse merger transaction that was completed on July 27, 2000.  As consideration for this business, the management group i) returned 895,765 shares of common stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company to Creative Master.

The 895,765 shares of common stock returned to the Company are held as treasury stock at December 31, 2000, and represented a 10.14% reduction in the total number of shares outstanding.  The net assets and results of operations for the Creative Master business are reflected as a discontinued operation in the accompanying financial statements located in Part II, Item 7 of this annual report. The discussions in this annual report are based on the Company’s current business and operations.

Fiscal Year 2002 — Private Placement Transaction with Sino Mart Management Limited.  As described on the Current Report on Form 8-K filed on March 28, 2002, at the March 25, 2002 special stockholder meeting, the stockholders of the Company approved an issuance of 12,000,000 shares of the Company’s common stock and a warrant to purchase up to 3,000,000 additional shares of the Company’s common stock (“Warrant”) in a private placement of the Company’s common stock with Sino Mart Management Ltd., a Hong Kong domiciled private business development company (“Sino Mart”).

In accordance with the terms and provisions of the December 9, 2001 subscription agreement, as amended (“Subscription Agreement”), by and between the Company and Sino Mart, the Company agreed to offer, to sell and to issue to Sino Mart, in a private placement in reliance upon the exemption from registration under Section 4(2) and/or of Rule 506 of Regulation D under the Securities Act of 1933, as amended, 12,000,000 common stock shares in consideration for $3,480,000, (or $0.29 per share), representing 56.9% of the number of shares of the Company’s common stock outstanding after the private placement. However, upon the Company’s issuance of the Warrant, Sino Mart may be deemed the beneficial owner of 15,000,000 shares of common stock of the company under the rules of attribution of beneficial ownership provided in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or of approximately 62% of the number of shares of the Company’s common stock outstanding after the private placement, on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant.

The Company sought stockholder approval of the Sino Mart stock issuance in compliance with National Association of Securities Dealers, Inc. Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D) (“NASD Rules”). NASD Rules provide that an issuer whose securities are listed on The Nasdaq Stock Market (“Nasdaq”), must seek approval of its stockholders, when, in connection with a transaction not involving a public offering, (1) the issuance or potential issuance of its common stock will result in a change of control of the issuer, or (2) the issuer issues common stock in excess of 20% of its common stock outstanding prior to the issuance, respectively. A failure to obtain stockholder approval may be deemed a violation of the Nasdaq corporate governance listing criteria, which, in turn, may result in de-listing of the issuer’s common stock shares from Nasdaq.

Under the terms of the Subscription Agreement, the Company agreed to prepare and to file a registration statement covering the common stock shares issuable to Sino Mart. The Company also agreed, as a condition to closing of the Subscription Agreement, upon closing, to pass a resolution to approve three (3) directors nominated by Sino Mart. As of the date of this filing, Sino Mart has not nominated any directors to the board of directors of the Company. Sino Mart also reserved a right not to close its investment in the Company in the event that at the time of closing the Company is not in full compliance with The Nasdaq National Market (“National Market”) continued listing criteria or has not filed with the Securities and Exchange Commission (“SEC”) the registration statement. In accordance with the January 29, 2002, Nasdaq Listing Qualifications Panel’s (“Panel”) exception to the continued listing criteria, issued following the December 13, 2001 hearing held before the Panel, the listing of the Company’s securities has been transferred from the National Market to the Nasdaq SmallCap Market (“SmallCap Market”) effective as of January 30, 2002. Sino Mart agreed to revise certain existing terms of and to add certain new terms to the Subscription Agreement in consideration for its waiving the right not to close its investment in the Company. The revised terms, inter alia, required that (1) the Company maintain the listing of its securities on the SmallCap Market, and (2) the entire subscription amount under the Subscription Agreement be due and payable within seven (7) days of the receipt of the stockholder approval, but be fully refunded to Sino Mart in the event that, on or before April 30, 2002, the Company is not in full compliance with (i) the terms and conditions of the Panel’s exception and (ii) with the SmallCap Market listing criteria.

On March 27, 2002, the Company closed the Sino Mart private placement transaction and confirmed receipt of the $3,480,000 subscription amount from Sino Mart in cash. Subsequent to the closing of the Sino Mart private placement transaction, the Company filed a Current Report on Form 8-K dated March 28, 2002, disclosing the change in control transaction with Sino Mart. Also, in compliance with the terms and conditions of the Panel’s exception, the Company included, on a pro forma basis, the evidence of the Company’s compliance with the SmallCap Market net tangible/stockholders’ equity continued listing requirement. The Company’s pro forma balance sheet presentation reflecting the Sino Mart private placement transaction did not include all disclosures required by generally accepted accounting principles and was provided solely to demonstrate the Company’s compliance with the second and last prong of the Panel’s exception.

The foregoing is a summary description of the terms of the Sino Mart private placement transaction and related documents there under and by its nature is incomplete. It is qualified in the entirety by the text of the Subscription Agreement and the Amendment to the Subscription Agreement, which were filed as exhibits to the Current Report on Form 8-K filed as of March 28, 2002 and which are incorporated by reference.

Principal Customers

The Company’s customers for its products and services are located in Hong Kong, mainland China and other regions of Asia.  For the year ended December 31, 2001, the Company’s major customers included Chinachem Group, Sony, Swire Travel Ltd, HKNet Co. Ltd., and Chevalier (HK) Ltd.   These customers accounted for approximately 71% of the Company’s services revenue and 6% of total revenue for the year ended December 31, 2001. Although the Company does not have any long-term agreements with any of its clients, it believes that its relationships with its customers are excellent.  A brief description of these customers follows:

ChinaChem Group -  ChinaChem Group is one of the largest privately held property developers located in Hong Kong and includes ChinaChem Entertainment Ltd, one of the largest privately held entertainment companies in Hong Kong having business in cinema, game center and karaoke.

Sony (So-net) - So-net, Hong Kong, a wholly-owned subsidiary of Sony Corporation of Hong Kong Limited, was granted a sub-license from Sony Communication Network Corporation (SCN) to create a broadband service under the So-net brand.  Since its establishment 1996, So-net has become the third largest ISP provider in Japan with a subscriber base of 1.7 million.  In keeping with the company’s vision and expansion programs, So-net HK was launched in July 2001as Sony’s first internet venture outside of Japan, providing high quality, technologically advanced residential broadband services with the same commitment which has brought the company so much success in Japan.

Swire Travel - A travel management company with over half a century of experience servicing in Hong Kong’s most elite companies.  Swire Travel’s main expertise is the management of corporate travel, in which a wide range of services is available to meet the needs of its business clients.

Chevalier — Chevalier is engaged in the marketing, installation and maintenance of lifts, escalators, air-conditioning system, electrical and mechanical system, power equipment and industrial equipment, environmental engineering; supply and installation of building materials and equipment, sale, servicing and leasing of automobiles, property development and investment; a wide range of voice and data communication equipment and services, system integrated IT solutions; sale and servicing of business machines and household products.

HKNet Co. Ltd.  — HKNet provides a comprehensive array of services, including IP connectivity such as broadband and leased lines, Internet data center and —e-Business consultancy service.  HKNet is a joint venture between Japanese telecom giant NTT Communications Corporation and the Hong Kong listed CCT Telecom Holdings Ltd.

Services

The Company provides consulting services to engage in e-business and e-commerce that are summarized as follows:

Consulting Services.  The Company consults with its customers to establish online e-business environments.  Consulting services include the identification of specific content nature, user-friendly interface, overall web theme and design, target user groups, web advertising and integrated online solutions.

Environment Design Services.  Customers may have special requirements tailoring the website to present a certain theme, look-and-feel, or to target specific industries or market.  Coupling with the skills of our artistic designers and multimedia technical experts, the Company delivers creative and innovative results in visual layout, interactive graphics, video and audio clips. The Company also offers web domain registration services where customers can choose from a wide variety of templates and themes, then fill in the blanks for company profile, contact details, products and services information.

Project Management and Implementation Services.   PacificNet provides project management and general information technology (IT) consulting services to its customers.  PacificNet has developed and uses a structured project management and implementation methodology for customer projects.  Our technical team provides consulting services in the following areas:

•                    Requirements Analysis (Hardware and system network infrastructure, Database systems and applications, Security and Disaster recovery, Capacity Planning and Risk Management)

•                    Software Programming (Conceptual designs, Functional designs, Customization requirements and Database programming)

•                    IT Procurement and Installation

•                    Unit and System Testing

eMerchant2000TM

Previously, the Company has developed a suite of proprietary e-Commerce software applications under the brand name eMerchant2000TM.  It has been offering IT consulting services supporting the implementation of its applications as well as general IT integration services.   Currently, the Company does not engage in active marketing and licensing of its proprietary technologies such as eMerchant2000TM.  However, it uses this technology as a means to sell consulting services.  The Company’s business strategy is to offer Asian businesses complete e-business solutions, including front-end services such as Website design, hosting, product database development and management, and shopping cart applications, as well as back-end services such as order processing and transaction payment processing. In addition, the Company has been engaged to develop e-business and e-commerce solutions for certain strategic partners and certain major Asian companies.   The Company executes its business strategy through a consulting network comprised of employees, contractors and affiliated organizations.

eMerchant2000TM was designed to allow enterprises to establish e-commerce environments with minimal effort.  Major features include:

•

Company Profile — allows a merchant to publish the company profile, contact details for the benefit of its potential and current members.  It also allows merchant to disseminate news and events relating to the shop, such as promotion campaigns and exhibitions.

•

Shop  — contains a Product Catalogue showcasing items on sale, displaying product details, availability and images.  Shopping Cart facilitates the consolidation of products selected from the catalogue, calculates the transaction amount, with any necessary transportation charges or duty and payment information required to complete the transaction.

•	Members Zone — provides an interface for Internet users to sign-up as members. The membership database can be used for future newsletter and promotional mailings.
•

Site Administration — allows the site administrator and other authorized users to manage the entire operation of the site. Since this is a web-based utility, it provides an easy and mobile way of managing customers orders and shipment, payments, product catalogue information and updates, customers/members and supplier details.  This function also provides useful analysis and management reports.

•

Forum — allows merchant to set-up a platform, where members of the site can participate by expressing their views and viewing opinions of others, on a variety of topics.  The aim is to facilitate the discussion related to the merchant’s business, product and services, providing valuable information and feedbacks.

•

Auction — provides merchants a platform for members to conduct electronic forward auctions and to monitor the auctions.  This however, does not get involved in the settlement of payment or delivery of the auctioned items.

•

Chat Room — provides a site’s members to form an exclusive, virtual community, and thereby stimulate interaction between people with at least one thing in common: They are all members of the same site.

Sales and Marketing

The Company historically has not engaged in any significant marketing activities and has relied primarily on its reputation for quality and efficiency among its customers and leveraging its strategic investors to obtain new business.   For PacSo, there is a growing effort to secure new clients through sales and marketing activities.  It is believed the customer base will be extended, for both new and referral customers.

Backlog

For PacSo, consulting services related to the development of IT and business solutions normally has a service delivery  duration ranged from three to six months. As of December 31, 2001, the backlog of service render for PacSo to its customers was approximately $1,326,000 and consisted primarily of services revenues to be earned on in-progress projects.

There was no significant backlog of services to render to customers for PacComm and PacificNet Limited as of December 31, 2001.

Facilities

The Company and its consolidated subsidiaries maintain the following facilities:

•                  Hong Kong — Corporate headquarters and development center located at 43rd Floor, China Online Centre, 333 Lockhart Road, Hong Kong.  Substantially all of the Company’s activities are operated from this location.

•                    United States — Corporate office located in an office facility at 860 Blue Gentian Road, Suite 360, Eagan, Minnesota 55121.

•                    ShenZhen China — Room 310, West 2/F., Saige and Technology Industry District Huaqiang North Road, Shenzhen China

•                    Malaysia — Lot 10383, Jalan Sungai Jati, 41000 Klang, Selangor Darul Ehsan, Malaysia

Competition

For PacSo, the competition for IT system integration and consulting services is relieved compared to the previous year.  A number of competitors have discontinued their operations and the Company expects that competition to further lessen.  PacSo believes that the market will become steady and expects continued business growth.  Competitors include resellers of IBM and Sun MicroSystems products based in Hong Kong.

For PacComm, the market competition is not especially intense although competition does exist in the Hong Kong and the PRC market.  Market demand stabilized during fiscal 2001 and continued business growth is expected.  However, PacComm provides value added services, which is at the high end of the telecommunication business spectrum and therefore the competition is not as intense.

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

Employees

As of December 31, 2001, the Company and its subsidiaries had 32 employees and contractors.  The Company has not experienced  any labor stoppages.  Historically, the Company has had no difficulty in hiring additional employees, and it anticipates that it will be able to hire additional employees in the future as needed in connection with the economic recovery and the growth of its business. None of the Company’s employees are covered by collective bargaining agreements.

Research and Development

The Company incurred $54,000 in technology research and development costs during 2001 to enhance its existing proprietary technology and integrate additional technology products from other strategic partners and vendors. The Company has recently increased its development efforts with respect to certain proprietary products, and is likely to incur future research and development costs in connection with these efforts.

Risk Factors

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR

PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

PacificNet has a Limited Operating History.  PacificNet has only a limited operating history on which investors can base evaluations of its business and prospects. In addition, its prospects must be considered in light of the risks and uncertainties inherent in and traditionally encountered by companies in an early stage of development in new and rapidly evolving markets. PacificNet was founded and commenced operations in July 1999. For the years ended December 31, 2001 and December 31, 2000 and from inception through December 31, 1999, revenues were $5,792,000,  $4,699,000 and $49,000, respectively.  There can be no assurance that revenues will continue to grow during 2002 or thereafter.  Since inception, the Company has incurred losses aggregating $25,051,000.   PacificNet may never be profitable or, if it becomes profitable, it may be unable to sustain profitability. Its limited operating history makes predicting future operating results, including operating expenses, very difficult. In order to increase revenue and achieve profitability, the Company must continue to improve in all aspects of its businesses.  On the system integration and IT consulting side, PacSo must, among other things:

•	continue development and refinement of its solutions;
•	develop and maintain awareness of its brands;
•	attract, integrate, motivate and retain qualified personnel;
•	continue to build financial and operational infrastructure; and
•	offer high quality customer service and support.

The ability to increase revenue and achieve profitability also depends on a number of factors outside PacificNet’s control, including the extent to which:

•	strategic alliance and other marketing partners dedicate resources or otherwise give priority to promoting PacificNet’s products and services; and
•	PacificNet maintains access to significant amounts of capital. Many of these risks are separately discussed below.

Our Quarterly Operating Results Are Volatile and Difficult to Predict.  Our quarterly operating results have varied in the past and will likely vary in the future due to the project to project nature of the business of PacSo. We believe that period-to-period results of the operations may become more steady in the future as the maintenance portion of PacSo services revenue increases.

The Continuing Economic Slowdown, Particularly in Information Technology Spending, Will Adversely Impact Our Business.    Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. We expect the economic slowdown to continue to adversely impact our  PacSo and PacComm businesses.

Any Future Acquisitions May Dilute Our Equity and Adversely Effect Our Financial Position.    Any future acquisition in which the consideration consists of stock or other securities may significantly dilute our equity.

Any Future Acquisitions Will Be Subject to a Number of Risks.  Any future acquisitions will be, subject to a number of risks, including:

•                    the diversion of management time and resources;

•                    the difficulty of assimilating the operations and personnel of the acquired companies;

•                    the potential disruption of our ongoing businesses;

•                    the difficulty of incorporating acquired technology and rights into our products and services;

•                    unanticipated expenses related to technology integration;

•                  difficulties in maintaining uniform standards, controls, procedures and policies;

•                    the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•                    potential unknown liabilities associated with acquired businesses.

Our Stock Price Is Highly Volatile.  Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•                    variations in our quarterly operating results;

•                    announcements that our revenue or income are below analysts’ expectations;

•                    general economic slowdowns;

•                    changes in market valuations of similar companies;

•                    sales of large blocks of our common stock;

•                    announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or   capital commitments;

•                    fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally based companies

PacificNet’s Current Marketing Alliances May Not Generate the Expected Number of New Consulting Services Customers.  The Company relies primarily on relationships established by its executive management and business unit leaders for the generation of new consulting services customers.  Significant relationships that have been established include ChinaChem and Chevalier.   If PacificNet is unable to successfully maintain existing and generate new consulting services customers in a cost-effective manner, PacificNet’s business, financial condition and operating results could be materially adversely affected.

There Are Substantial Risks Associated With PacificNet’s Asian Operations.  Establishment and expansion of international operations has required significant management attention and resources since the founding of PacificNet.  All of PacificNet’s current and anticipated future revenues are or are expected to be derived from Asia.  PacificNet’s international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect PacificNet’s business, financial condition and operating results:

•	language barriers and other difficulties in staffing and managing foreign operations;
•	legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;
•	longer customer payment cycles and greater difficulties in collecting accounts receivable;
•	uncertainties of laws and enforcement relating to the protection of intellectual property;
•	seasonal reductions in business activity; and
•	potentially uncertain or adverse tax consequences.

In addition, changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on PacificNet’s business, operating results and financial condition. PacificNet has historically conducted transactions with customers outside the U.S. in U.S. dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, PacificNet would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on its business, financial condition and operating results. To date, PacificNet has not engaged in any hedging transactions in connection with its international operations.

The Company May Require Additional Capital.  Since inception, PacificNet’s investments and operating losses have been financed through sales of common stock interests. PacificNet currently has available bank lines of credit equal to 100% of the amount of unrestricted cash. As of December 31, 2001, the Company had $1,344,000 of cash.   Subsequent to December 31, 2001, the Company completed two separate private placements with accredited investors aggregating $4,000,000 in cash.  In the future, PacificNet may need to raise additional funds through public or private financing. However, additional financing, if needed, may not be available on attractive terms, or at all. The inability to raise capital when needed could have a material adverse effect on PacificNet’s business, financial condition and operating results.

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

Compliance with Nasdaq Listing Requirements.   Our common stock is listed on SmallCap Market under the symbol “PACT”. On August 13, 2001, we received notice from Nasdaq Listing Qualifications Staff (“Staff”) that our common stock had failed to maintain the National Market minimum $4,000,000 net tangible assets/minimum $10,000,000 stockholders’ equity continued listing requirement and that this failure had continued beyond the ninety (90) day probationary period allowed under the NASD Rules. The letter specified that, as a result of our failure to maintain the continued listing requirement, our common stock would be de-listed from the National Market at the close of business on November 13, 2001. However, we appealed that decision, and the de-listing was stayed pending a hearing before the Panel on December 13, 2001. In its December 13, 2001 Hearing Memorandum, the Staff further noted that, in addition to the net tangible assets/stockholders’ equity continued listing criterion, PacificNet also failed to comply with the minimum bid price and market value of public float listing requirements. The Staff noted that notwithstanding PacificNet’s failure to comply with these listing requirements, the Company was required to rectify the net tangible assets/stockholders’ equity deficiency only. This is so because on September 27, 2001, Nasdaq implemented an emergency moratorium on the enforcement of minimum bid price and market value of public float continued listing requirements. Nasdaq implemented the enforcement moratorium in response to extraordinary market conditions following the tragedy of September 11, 2001. Under the terms of the moratorium, enforcement of the minimum bid price and market value of public float listing requirements was suspended until January 2, 2002, at which time the respective thirty (30) and ninety (90) day probationary periods provided by NASD Rules would start anew. On December 12, 2001, Nasdaq also reinstated its net tangible assets/stockholders’ equity continued listing requirements. The listing criteria reinstatement took effect without adjustment.  At the December 13, 2001 oral hearing before the Panel, our executive management presented PacificNet’s plan to regain compliance with the National Market continued listing criterion, and requested that the Panel grant PacificNet adequate time to implement the compliance plan. On January 29, 2002 the Panel granted our request for an exception from the National Market continued listing criteria (the “Exception”).  Specifically, the Panel notified us that the listing of our securities would be transferred from the National Market to the SmallCap Market effective as of January 30, 2002. Further, under the terms and conditions of the Panel’s Exception, PacificNet was required to, on or before April 1, 2002, make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $5,000,000 and/or shareholders’ equity of at least $5,500,000. The public filing must contain a balance sheet no older than 45 days including pro forma adjustments for any significant events or transactions occurring on or before the filing date.

On March 28, 2002, the Company made a public filing evidencing net tangible assets of at least $5,000,000 and shareholders’ equity of at least $5,500,000.   In compliance with the terms of the Exception, the Company submitted additional material to the Panel including confirmation of the $3,480,000 deposit of Subscription Agreement proceeds from Sino Mart, a copy of the Certificate of Action evidencing receipt of stockholder approval of the proposals at the March 25, 2002 special stockholder meeting and a copy of the Current Report on Form 8-K containing balance sheet information with pro forma adjustments evidencing net tangible assets of at least $5,000,000 and shareholders’ equity of at least $5,500,000.

On April 3, 2002 the Company received a letter from Nasdaq confirming the Company’s compliance with the exception granted by the Panel for continued listing on the Nasdaq SmallCap Market. However, the Company is currently not in compliance with the SmallCap Market continued listing requirement for minimum bid price of $1.00 per share. Presently, the Company is within the 180-day grace period allowed by the NASD Marketplace Rules which grace period expires on August 22, 2002. On or before that date, the Company must demonstrate a closing bid price of at least $1.00 per share for at least 10 consecutive trading days.   In the event the Company does not comply with the SmallCap Market minimum bid price requirement, the Company’s securities will be de-listed from the SmallCap Market without a prior notice.

The closing bid price per share of our common stock on April 10, 2002 was  $.40 per share.   At the March 25, 2002 special stockholder meeting, the stockholders of the Company approved a reverse stock split of PacificNet’s common stock, to be implemented in the discretion of the Company’s board of directors, if and to the extent that the board of directors deems appropriate to maintain compliance with the minimum bid price requirement of the SmallCap Market in order to maintain the listing of PacificNet’s common stock on the SmallCap Market. In the event that the board of directors effects the approved reverse stock split and/or the stock price does not otherwise increase and remain at the greater than $1.00 per share level for at least ten (10) consecutive trading days so as to meet the SmallCap minimum bid price continued listing requirement, PacificNet’s common stock could cease to be listed on the SmallCap Market. In that circumstance we would seek to have our securities listed on the OTC-Bulletin Board. There is no assurance that we will be successful in obtaining the listing of our securities on the OTC-Bulletin Board. If PacificNet is unable to successfully maintain its listing on SmallCap, the Company’s ability to attract additional capital in support of its business strategies could be adversely affected.

Item 2.  Description of Property.

A description of the Company’s property follows:

Hong Kong — Corporate headquarters and development center located at 43rd Floor, China Online Centre, 333 Lockhart Road, Wanchai, Hong Kong, where it leases one floor, approximating 5,570 square feet for a combined monthly fee of approximately $17,000 under the lease that expire in September 2002. Deposits for the lease is $51,000.  Substantially all of the Company’s operations are run from this facility.

United States — The current corporate office is located at 860 Blue Gentian Road, Suite 360, Eagan, Minnesota 55121, where it subleases space and equipment for a monthly fee of $1,000.  The previous corporate office was located at 7808 Creekridge Circle, Suite 101, Bloomington, (Minneapolis), Minnesota, where it leases approximately 3,000 square feet for a monthly fee of $6,500 under a lease that expires in May, 2003. The Company has subleased the entire premise through May, 2003 under a sublease agreement for a monthly fee of  $3,500.

China -The current corporate office is located at Room 310, West 2/F., Saige Science and Technology Industry District Huaqiang North Road, Shenzhen China, where it leases approximately 165 square feet for a monthly fee $290 under a lease that expires August 2002.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common stock had been quoted on the National Market under the symbol “CMST.” Beginning on July 28, 2000, the Company’s common stock was listed on the National Market under the symbol “PACT” through January 29, 2002.  Effective January 30, 2002, the Company’s securities were transferred to the SmallCap Market under an exception granted by the Panel. As of the date of this filing, the Company believes that it has complied with all terms and conditions of the Panel’s exception for continued listing of the Company securities on the SmallCap Market. However, the Company is not in compliance with the SmallCap Market continued listing requirement for minimum bid price. Presently, the Company is within 180-day grace period allowed by the NASD Marketplace Rules which grace period expires on August 22, 2002. On or before that date, the Company must demonstrate a closing bid price of at least $1.00 per share for at least 10 consecutive trading days. In the event the Company does not comply with the SmallCap Market minimum bid price requirement, the Company’s securities will be de-listed from the SmallCap Market without a prior notice.

Trading in the common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTC Electronic Bulletin Board in each fiscal quarter from January 1, 2000 to December 31, 2001.  The OTC Electronic Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal 2000
Quarter Ended March 31, 2000	$31.50	$7.13
Quarter Ended June 30, 2000	$15.75	$7.50
Quarter Ended September 30, 2000	$33.00	$5.63
Quarter Ended December 31, 2000	$7.00	$2.13
Fiscal 2001
Quarter Ended March 31, 2001	$3.19	$0.75
Quarter Ended June 30, 2001	$2.10	$0.84
Quarter Ended September 30, 2001	$2.30	$0.43
Quarter Ended December 31, 2001	$0.85	$0.21

As of April 10, 2002 there were approximately 1,400 record holders of the common stock. The Company has not paid any cash dividends on its Common Stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

Basis of Presentation

As discussed in “Part I, Item 1, CHANGE IN CONTROL OF COMPANY”, the Company’s die-cast replica business was disposed of on October 2, 2000. Accordingly, the discussion that follows relates to the continuing operations of the Company.

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues	100.0%	100.0%
Cost of Revenues	(93.0)	(74.0)
Gross Margin	7.0	26.0
Selling, general and administrative expense	(79.7)	(73.8)
Operating loss	(72.8)	(47.8)
Interest income, net	3.4	7.8
Equity in losses of affiliated companies	(.6)	(.7)
Provision for impairment of affiliated companies	(18.9)	(48.9)
Minority interest	2.4	.2
Discontinued operations	—	(328.9)
Net loss	(86.4)%	(418.3)%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues, Cost of Revenues and Gross Margin.   Revenues for the year ended December 31, 2001 were $5,792,000, an increase of  $1,093,000 from $4,699,000 for the year ended December 31, 2000.   Cost of revenues for the year ended December 31, 2001 were $5,388,000, an increase of $1,910,000 from $3,478,000 for the year ended December 31, 2000.  The majority of increases in revenues and cost of revenues when comparing the year ended December 31, 2001 with the comparable 2000 period relates to the operations of Laptizen, which commenced operations in July 2000.  Cost of revenues, as a percentage of revenues, was 93% for the year ended December 31, 2001 compared with 74% for the year ended December 31, 2001.  Gross margin for the year ended December 31, 2001 was $404,000, a decrease of  $817,000 from $1,221,000 for the year ended December 31, 2000.  The $817,000 decrease in gross margin was the result of a premium pricing received on consulting projects during  2000 as compared to 2001 as well as additional costs to complete fixed price services contracts in 2001 over 2000.

Selling, General and Administrative Expenses.  Selling, General and Administrative expenses totaled $4,618,000 for the year ended December 31, 2001, an increase of $1,148,000 from $3,470,000 for the year ended December 31, 2000. The majority of this increase is due to higher business activity levels in 2001 over 2000 that resulted in increased advertising and publicity costs of $240,000, increased premises costs of $239,000, incremental legal and professional fees related to the Company’s public filings and Nasdaq listing issues of  $204,000, increased expense related to property usage and retirement of $187,000, increased amortization of capitalized software development costs of $107,000, increased directors and officers insurance costs of  $102,000, goodwill write-off related to Laptizen of $89,000, and increased provision for obsolete inventory of $57,000 in 2001 over 2000.

Interest Income.  Interest income was $198,000 for the year ended December 31, 2001, as compared to $367,000 for the year ended December 31, 2000. The decrease is due to the lower net cash balances in 2001 as compared to 2000.

Equity in Losses of Affiliated Companies.  The Company’s equity in losses of affiliated companies totaled $34,000 for the year ended December 31, 2001, as compared to $35,000 for the year ended December 31, 2000 related to the Company’s 40% equity in losses in PacificNet-NTSC.com Sdn.Bhd., Malaysian based consulting company.

Provision for Impairment Loss of Affiliated Companies.  The Company’s provision for impairment loss of affiliated companies totaled $1,093,000 for the year ended December 31, 2001 related to the Company’s investments in APP China Group Limited ($200,000), Cypress Rise ($536,000), ABCDEnet.com ($262,000) and Xmedia ($95,000).  This compares to $2,300,000 for the year ended December 30, 2000 related to the Company’s investment in APP China Group Limited.

Income Taxes.  No tax provision has been recorded for the year ended December 31, 2001, as the result of the cumulative operating loss generated by the Company.

Minority Interests.  Minority interests in losses for the year ended December 31, 2001 totaled $138,000, compared with a gain of $8,000 for the same period in the prior year related to the Laptizen operations that commenced in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash. The Company’s cash balance decreased by $2.9 million to $1.3 million at December 31, 2001, as compared to $4.2 million at December 31, 2000.  Operating activities used $2.5 million of cash comprised of  $2.2 million for continuing operations and $347,000 for discontinued operations.

Working Capital. The Company’s working capital decreased by $3.4 million to $1.0 million at December 31, 2001, as compared to $4.4 million at December 31, 2000.  When compared to balances at December 31, 2000, the decrease in working capital at December 31, 2001 reflects a decrease in cash of $2.9 million, a decrease in receivables and other current assets of $605,000 and a decrease in current liabilities of $114,000.

Property and Equipment Additions. For the year ended December 31, 2001, additions to property and equipment aggregated $41,000.  The Company does not anticipate material expenditures for additions to property and equipment over the next year.

Issuance of Common Stock. For the year ended December 31, 2001, the Company issued 250,000 shares of Common Stock with a market value of $209,000 to satisfy certain current liabilities.

Investments in Affiliated Companies.   As of December 31, 2001, investments in affiliated companies had a net carrying value of $95,000 as compared to $1,241,000 as of December 31, 2000.  The decrease of $1.1 million reflects the Company’s equity in losses of affiliated companies of $34,000, amortization of $19,000 and cumulative provisions for impairment losses of $1,093,000 related to the Company’s investments in APP China Group Limited, Cypress Rise, ABCDEnet.com Ltd., and Xmedia.

Cash Needs for the Foreseeable Future.  As of December 31, 2001, the Company had approximately $1.3 million of cash.  Subsequent to December 31, 2001, the Company completed two separate private placements with accredited investors aggregating $4,000,000.   The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development and capital expenditures.  The Company expects that the principal sources of cash will be cash on hand.  In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect.  The Company believes that these sources will be adequate to meet anticipated cash requirements for the next twelve months.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As discussed in its report on Form 8-K dated March 12, 2002, the Company dismissed Deloitte Touche Tohmatsu as its independent accountant and approved Clancy and Co., P.L.L.C. as its new independent accountants.

There were no disagreements with Deloitte Touche Tohmatsu on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the three-month interim periods ended June 30, 2001 and September 30, 2001 and through March 12, 2002.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 10.  Executive Compensation.

The information required by this Item is contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

        The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the “Purchasers” named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the “Purchasers” named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended.
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company. (6)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (6)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.5	Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
99.1	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (7)
99.2	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (7)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc.

(1) Incorporated by reference to the Company’s Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company’s Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company’s Form 8-K filed on August 11, 2000.
(4) Incorporated by reference to the Company’s Form 8-K filed on October 17, 2000.
(5) Incorporated by reference to the exhibits of the Company’s registration statement (file no. 33-14521-NY)

(6) Incorporated by reference to the Company’s Form 10-KSB filed on March 30, 2001.

(7) Incorporated by reference to the Company’s Form 8-K filed on March 28, 2002.

(b)  Reports on Form 8-K:

None.

INDEX TO FINANCIAL STATEMENTS

PACIFICNET INC.

(FORMERLY KNOWN AS PACFICNET.COM, INC.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
PacificNet Inc.:

We have audited the accompanying consolidated balance sheet of PacificNet Inc. (a Delaware Corporation, formerly known as PacificNet.com, Inc.) and Subsidiaries as of December 31, 2001 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                                                                                                CLANCY AND CO., P.L.L.C.

Phoenix, Arizona
April 12, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
PacificNet.com, Inc.:

We have audited the accompanying consolidated balance sheet of PacificNet.com, Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2000 , and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet.com, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                ARTHUR ANDERSEN & CO

Hong Kong,
March 15, 2001.

PACIFICNET INC.
CONSOLIDATED BALANCE SHEET

As of December 31
(In thousands of United States dollars, except par values and share numbers)

	2001	2000
Assets

Current assets

Cash and cash equivalents	$1,344	$4,197
Accounts receivable (net of allowance for doubtful accounts of $232 and $225 as of December 31, 2001 and December 31, 2000 respectively)	199	344
Inventories, net	93	365
Other current assets	216	404
Total current assets	1,852	5,310

Property and equipment, net	332	692
Capitalized software development costs	229	302
Investments in affiliated companies	95	1,241
Other assets	47	89
Total assets	$2,555	$7,634

Liabilities, Minority Interest and Stockholders’ Equity

Current liabilities

Accounts payable	$244	$331
Accrued expenses	280	185
Subscription payable	316	—
Net liabilities of discontinued operations	—	438
Total current liabilities	840	954

Minority interest in consolidated subsidiary	33	179

Commitments and contingencies

Stockholders’ equity
Common Stock, par value $0.0001 per share; 125,000,000 shares authorized; 8,173,142 shares issued and outstanding	1	1
Additional paid-in capital	26,754	26,560
Cumulative other comprehensive loss	(22)	(14)
Accumulated deficit	(25,051)	(20,046)
Total stockholders’ equity	1,682	6,501
Total liabilities, minority interest and stockholders’ equity	$2,555	$7,634

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC.
CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31
(In thousands of United States dollars, except par values and share numbers)

	2001	2000
Revenue	$5,792	$4,699

Cost of Revenue	(5,388)	(3,478)

Gross Margin	404	1,221

Selling, General and Administrative expenses	(4,618)	(3,470)

Loss from Operations	(4,214)	(2,249)
Share of losses of affiliated companies	(34)	(35)
Interest Income	198	367
Provision for impairment loss of affiliated companies	(1,093)	(2,300)

Loss before income taxes, Minority Interest and Discontinued Operations	(5,143)	(4,217)

Provision for income taxes	—	—
Minority Interests	138	8

Loss before Discontinued Operations	(5,005)	(4,209)

Losses from Discontinued Operations	—	(15,454)

Net Loss	$(5,005)	$(19,663)

Basic and Diluted Loss Per Common Share:
Net loss before discontinued operations	$(0.62)	$(0.61)
Net loss from discontinued operations	—	$(2.24)
Net loss	$(0.62)	$(2.85)

Weighted average number of shares outstanding	8,062,075	6,898,094

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the year ended December 31
(In thousands of United States dollars, except share amounts)

	Common Stock	Additional Paid-in Capital	Cumulative Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 1999 (5,431,252 shares)	$1	$4,403	$1	$(383)	$4,022
Comprehensive loss:
Net loss	—	—	—	(19,663)	(19,663)
Change in Cumulative Effect of Foreign Currency Translation	—	—	(15)	—	(15)

Total Comprehensive loss					(19,678)
Issuance of common stock (1,735,414 shares)	—	9,260	—	—	9,260
Payment on Common Stock Subscription Receivable	—	47	—	—	47
Warrant Cost	—	75	—	—	75
Effect of Acquisition of PacificNet.com LLC (1,666,441 shares)	—	19,194	—	—	19,194
Treasury Stock acquired on disposition of Creative Master business (895,765 shares)	—	(6,419)	—	—	(6,419)

Balance at December 31, 2000 (7,937,342 shares)	1	26,560	(14)	(20,046)	6,501
Comprehensive loss:
Net loss	—	—	—	(5,005)	(5,005)
Change in Cumulative Effect of Foreign Currency Translation	—	—	(8)	—	(8)

Total Comprehensive loss					(5,013)
Issuance of common stock (250,000 shares)	—	209	—	—	209
Treasury Stock acquired (14,200 shares), at cost	—	(15)	—	—	(15)

Balance at December 31, 2001 (8,173,142 shares)	$1	$26,754	$(22)	$(25,051)	$1,682

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31
(In thousands of United States dollars, except share amounts)

	2001	2000
Cash flows from operating activities
Net loss	$(5,005)	$(19,663)
Add: loss from discontinued operations	—	15,454
Loss from continuing operations	(5,005)	(4,209)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Revenue settled by noncash assets	—	(1,236)
Expenses settled by issuance of common shares	209	—
Share of losses of affiliated companies	34	35
Loss on disposal of fixed assets	111	0
Provision for impairment of affiliated companies	1,093	2,300
Depreciation	193	122
Amortization	243	37
Changes in:
Accounts receivable and other current assets	333	(654)
Inventories	272	(365)
Accounts payable and accrued expenses	324	274
Net cash used in continuing operations	(2,193)	(3,696)
Net cash used in discontinued operations	(347)	(1,939)
Net cash used in operating activities	(2,540)	(5,635)

Cash flows from investment activities
Acquisition of property and equipment	(41)	(705)
Acquisition of capitalized software development costs	(111)	(128)
Cost of Laptizen acquisition	—	(320)
Net cash used in investing activities	(152)	(1,153)

Minority interest	(138)	179

Cash flows provided by financing activities:
Proceeds from sale of common stock	—	6,760
Payment for purchase of treasury stock	(15)	—
Net cash provided by (used in) financing activities	(15)	6,760

Effect of exchange rate changes on cash	(8)	(15)

Net (decrease) / increase in cash and cash equivalent	(2,853)	136
Cash, beginning of period	4,197	4,061
Cash, end of period	$1,344	$4,197

Cash paid for:
Interest	—	$3
Income taxes	—	—

Non-cash investing and financing activities:

During the year ended December 31, 2001, the Company issued 250,000 shares of common stock with a market value of $209 to satisfy certain current liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year ended December 31, 2001

(In United States dollars, except par values and share numbers unless otherwise stated)

1.             NATURE OF OPERATIONS

PacificNet Inc. (referred to herein as “PacificNet”, or the “Company”) was incorporated in the State of Delaware.

PacificNet is an Asia information technology solutions provider that develops and implements full service information technology (“IT”) solutions.  In fiscal year 2001, the Company reduced the business-to-business electronic commerce initiatives to focus on IT consulting services and the licensing of proprietary software technologies.  The Company has commenced telecommunication activities through the performance of voice and data network communications and value-added telecommunication products and services and will expand in this area in fiscal 2002. The Company’s business strategy is to take a leading role into rapidly expanding business sectors, namely the IT solution provision and network communication businesses, in Asian and greater PRC region.

Operating Risks — The Company’s business is characterized by rapid technological change, new product and service development and evolving industry standards.  Inherent in the Company’s business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the Internet, e-commerce and the ability to raise additional capital.

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

Disposition of Creative Master Business.  In September 2000, the Company’s Board of Directors approved a plan to dispose of its die-cast replica manufacturing business (“the Creative Master business”).  On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of the Company.  As consideration for this business, the management group i) returned 895,765 shares of the Company’s Common Stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company.  Revenues related to the Creative Master business were $28.6 million for the year ended December 31, 2000.

Windown of Laptizen Business - In September 2001, the Board of Directors of the Company approved a plan to not make further investments in its Laptizen.com Limited (“Laptizen”) subsidiary.  Laptizen is a Hong Kong value added reseller of computer systems.  As of December 31, 2001 all activities related to Laptizen had significantly reduced and the Company was planning for the liquidation of  Laptizen.  During the year ended December 31, 2001, the Company wrote-off associated Laptizen goodwill of $89,000. Revenue and net loss information related to Laptizen operations is as follows:

	Year ended December 31,
	2001	2000

Revenues	$4,844,000	$2,850,000
Net loss	$(169,000)	$(9,000)

Net assets of Lapitzen operations included in continuing operations in the accompanying financial statements were $50,000 and  $325,000 at December 31, 2001 and December 31, 2000, respectively.   Total assets were comprised primarily of inventory, accounts receivable and property and equipment.  Total liabilities were comprised primarily of trade payables and accrued expenses.  Net assets of Laptizen operations also include minority interest of $33,000 and $179,000 at December 31,2001 and December 31, 2000, respectively.

Discontinuation of International Trading Group Business. In September 2000, the Company’s International Trading Group (“ITG”) operations, including the North America China Trade Centre and B2B global trading group, were discontinued.  The net liabilities and results of operations for ITG are reflected as discontinued operations in the accompanying financial statements.  There were no revenues related to ITG operations for the years ended December 31, 2001 and 2000, respectively.

3.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Principles of Consolidation and Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

b.     Investments in Affiliated Companies

The Company’s investments in affiliated companies for which its ownership exceeds 20% (PacificNet-NTSC.com Sdn.Bhd., Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted fro using the equity method.  The Company’s investments in affiliated companies for which its ownership is less than 20% (ABCDEnet.com Ltd. and APP-China Group Limited), are accounted for using the cost method.  Under the equity method, the Company’s net excess investment over its equity in each affiliate’s net assets is included in “share of losses of affiliated companies”.

c.     Revenue Recognition

Revenues from services rendered consist primarily of license and support revenue from consulting, implementation and training.  Revenue from license agreements is recognized when

i)	a signed non-cancelable software license exists,
ii)	delivery has occurred,
iii)	the Company’s fee is fixed or determinable, and
iv)	collectibility is probable at the date of sale.

Revenue from support services is recognized as the services are performed, collectibility is probable and such revenues are contractually nonrefundable.  Revenues from the sale of products and systems is recognized when the product and system is completed and shipped.

d.     Estimates and Assumptions

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

e.     Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from three to five years.

f.      Inventories

Inventories are stated at the lower of cost and market value and consist of finished goods. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition.  Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

g.     Foreign Currency Translation

The functional currency of the Company is US$ and the financial records are maintained and the financial statements prepared in US$.  The functional currency of its subsidiaries is Hong Kong dollars (HK$) and the financial records are maintained and the financial statements are maintained and the financial statements are prepared in HK$.

The translation of the financial statements into US$ is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period.  The resulting foreign currency translation gain or loss is included in Stockholders’ Equity as Other Comprehensive income.

h.     Financial Instruments

The Company accounts for its financial instruments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires that tall derivate financial instruments be recognized in the financial statements and maintained at fair value regardless of the purpose or intent for holding them.  Changes in the fair value of recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 did not have a material impact on the Company’s financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities.

i.      Income Taxes

The Company and its subsidiaries account for income taxes using liability method, which requires an entity to recognize deferred tax liabilities and assets.  Deferred income taxes are recognized based on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years.  Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near-future date.   A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

j.      Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets used in operations and its investments when indicators of impairment are present.  On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill.  For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures.  Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition.  It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment.  This could result in material impairment charges in future periods.

k.     Research and Development Costs and Software Costs

Expenditures related to the research and development of new products and processes, including significant improvements and refinements to existing products are expensed as incurred, unless they are required to be capitalized.  Software development costs are required to be capitalized when a product’s technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers.  For the year ended December 31, 2001, the Company capitalized $54,000 (2000: $330,000) of costs related to the purchase of software and related technologies and content that provide new functionality for the Company’s existing software products.  The Company amortizes capitalized software development costs over a 3-year period, which approximates the periods to be benefited.  Amortization of such costs were $127,243 and $28,000 in 2001 and 2000 respectively.

l.      Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers.  The collectibility of debts owed by its customers depends substantially on the financial condition and cash flow position of its customers.  The Company reviews regularly the credit status of each customer on an individual basis and the provision for doubtful accounts is recorded based on management's assessment of the credit status of its customers.

Concentration of credit risk includes cash and sales.  The Company maintains cash balance at a local financial institution in excess of $100,000, which are insured by the Federal Deposit Insurance Corporation up to $100,000.  The Company has five customers that account for approximately 71% of services revenue.

m.    Loss per share

Basic and diluted earnings or loss per share amounts in the financial statements are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing net income/loss available to common stockholders  (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and warrants because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

n.     Stock-Based Compensation Plans

The Company has adopted SFAS No. 123, “Accounting for Stock Based Compensation”.  As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, no accounting recognition is given to stock option granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, are credited to equity.

o.     Other Comprehensive Income

The Company includes items of other comprehensive income by their nature, such as translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet.

p.     Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs expensed during 2001 and 2000 were $496,432 and $256,441 respectively.

q.     Cash Equivalents

Highly liquid investments with maturity of three months or less at the time of acquisition are considered cash equivalents.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”.  SFAS 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 does not have a significant impact on the Company’s financial statements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company does not believe that SFAS 142 will have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations", which is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001.  SFAS 144 requires that (a) impairment losses be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) impairment losses be measured as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 retains existing accounting provisions for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  The Company is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

5.              INVESTMENTS IN AFFILIATED COMPANIES AND GOODWIL

Investments in affiliated companies and goodwill consist of the following as of December 31, 2001 (in thousands):

Description	Amount	Collateral/Ownership % and Business Description

Investments in Affiliated Companies:
APP China Group Limited	$2,500	334,225 shares of unregistered common stock of APP China Group Limited.

Cypress Rise	535	60% ownership; an e-commerce consulting and solutions business for the building materials industry in the PRC.

ABCDEnet.com Ltd.	259	15% ownership; provides comprehensive online services to the construction industry.

Xmedia Holdings Inc.	190	25% ownership; provides new media business development and marketing to advertisers.

PacificNet-NTSC.com Sdn.Bhd	57	40% ownership.

	3,541
Less: Reserve for Impairment	(3,446)
	$95

Goodwill:
Laptizen	$89	55% ownership; computer system reseller
Less: Written off	(89)
	—

6.              PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands):

	2001	2000
Office furniture, fixtures and leasehold improvements	$107	$262
Computers and office equipment	449	529
Motor vehicles	—	28
Less: Accumulated depreciation	(224)	(127)
Net Property and Equipment	$332	$692

Depreciation charged to expense during the years ended December 31, 2001 and 2000 was $193,690 and $121,552 respectively.

7.              COMMITMENTS AND CONTINGENCIES

Lease Commitments

On November 12, 2001, the Company entered into a non-cancelable operating lease expiring in September 2002 with a renew option of one year.

As at December 31, 2001, the Company also had commitments under a non-cancelable operating lease expiring in May 2003.  Future minimum lease payments excluding triple net charges as of December 31, 2001 are as follows (in thousands):

Year	Amount
2002	$209
2003	33
Thereafter	—
Total	$242

Overdraft Facility

The Company as of September 14, 2001 has obtained an overdraft facility of $1,800,000 from a major bank, Dao Heng Bank.  The terms of this facility are as follows:  Interest will be charged at USD LIBOR plus 1.75% and payable at the end of each calendar month or the date of settlement, whichever is earlier.  As of December 31, 2001, the Company did not utilize any of the above mentioned credit facility.

8.              RELATED PARTY TRANSACTIONS

For the year ended December 31, 2001, the Company paid net consulting fees $18,000 to one of the directors of the Company.

9.              STOCKHOLDERS’ EQUITY

a.   Allotment and repurchase of common stock

During the year, the Company repurchased 14,200 shares of common stock for a total of $15,000.  The Company also issued 250,000 shares of common stock with a market value of $209,000 to satisfy certain current liabilities.

b.   Stock Option Plan

On June 21, 2000 stockholders of the Company adopted an amendment to the Stock Option Plan (the “Plan”) to increase the number of shares reserved under the Plan from 216,667 to 1,666,667.  The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility and to provide incentives to such personnel to promote the success of the business.

The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase shares of common stocks.  Options granted under the Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified options.  To date, all options granted have been nonqualified options.  The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant.  The number of options outstanding and the exercise price of thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalisations, stock splits or stock dividends.  Options granted under the Plan vest as follows:

Service Period	Vesting %

Initial completion of 6 months of service	25.00%
Each subsequent 3 months of service	5.35%

Vesting of options under the Plan may be accelerated at the discretion of the Board of Directors.  The status of the Plan as of December 31 was as follows:

	2001		2000
	Options	Exercise price	Options	Exercise price
Options outstanding, beginning of year	—	—
Granted	1,643,200	$0.83—$1.875	113,500	$15.00
Exercised	—	—	—	—
Canceled	(1,026,200)	$0.83—$1.875	(113,500)	$15.00
Options outstanding, end of year	617,000	$1.00—$1.875	—	—
Options, exercisable, end of period	504,500	$1.00—$1.875	—
Options available for grant, end of period	1,049,667		1,666,667

Additional information on options outstanding as of December 31, 2001 is as follows:

	Weighted average exercise price	Average remaining contractual life
Options outstanding	$1.59	9.36 years
Options exerciseable	$1.63	9.33 years

The fair value of options outstanding of December 31, 2001 was approximately $.07 per option based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life; b) expected volatility of 63.6% based the standard deviation in the Company’s stock price during fiscal 2001 and; c) a risk free interest rate of 4.00%.

The Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

	2001	2000
Net loss
As reported	$(5,005)	$(4,209)
Pro forma	(5,050)	(4,209)
Net loss per share
As reported	$(0.62)	$(2,85)
Pro forma	(0.63)	(2.85)

c.   Warrants

The Company has issued warrants to purchase up to 41,667 shares of common stock of the Company at an exercise price of $24.75 per share.  The warrants are exercisable through December 24, 2003.

10.       INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdictions in which they operate.   The Company is subject to United States federal income tax at a rate of 34%.  The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%.  No tax benefits have been recorded related to the loss generated by the Company or any or it subsidiaries.  The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows:

	2001	2000
United States federal income tax rate	34.0%	34.0%
Non-taxable/non deductible activities	—	(23.9)%
Tax losses not recognized	(19.7)%	(10.3)%
Effect of different tax rates in foreign jurisdictions	(14.3)%	(1.5)%
Benefit from net operating losses realized	—	(.9)%
Taxable activities	—	2.6%
Effective income tax rate	0.0%	0.0%

The Company generated a net taxable loss for the year ended December 31, 2001 of $(817,000) that can be carried forward to offset future net taxable income generated in the United States.  This net operating loss carryforward expires in 2016.

11.     SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly financial information for the fiscal 2001 quarters ended December 31, 2001 and for the fiscal 2000 quarters ended December 31, 2000.  The operating results for any given quarter are not necessarily indicative of results for any future periods. (in thousands of United States dollars except per share amounts):

	Fiscal 2001 Quarters Ended				Fiscal 2000 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Revenues	$1,961	$1,840	$1,753	$238	$177	$1,103	$1,624	$1,795
Gross margin	109	40	301	(46)	127	920	272	(98)
(Loss) Income from continuing operations	(1,158)	(923)	(977)	(1,155)	(248)	317	(602)	(1,716)
Other items, net	77	75	84	65	63	50	116	111
Provision for impairment losses of affiliated companies	—	(735)	(358)	—	—	—	—	(2,300)
Net losses from discontinued operations	—	—	—	—	(361)	(404)	(14,689)	—
Net Loss	$(1,081)	$(1,582)	$(1,251)	$(1,091)	$(546)	$(37)	$(15,175)	$(3,905)

Basic and diluted loss per share:
Loss from continuing operations	$(.14)	$(.12)	$(.12)	$(.14)	$(.05)	$.05	$(.08)	$(.22)
Other items, net	.01.	.01	.01	.01	.02	.01	.02	.01
Provision for impairment losses of affiliated companies	—	(.09)	(.04)	—	—	—	—	(.29)
Net losses from discontinued operations	—	—	—	—	(.07)	(.07)	(1.86)	—
Net loss	$(.13)	$(.20)	$(.15)	$(.13)	$(.10)	$(.01)	$(1.92)	$(.50)

12.       SUBSEQUENT EVENTS

a.               Private Placements and warrants

$520,000 Private Placement — In January 2002, the Company completed a $520,000 private placement by issuing 1,625,000 shares of restricted common stock at a price of $0.32 per share.  The issuance of shares represented 19.9% of the number of share issued and outstanding prior to the closing of transaction in January 2002.

$3,480,000 Private Placement — On March 28 2002, the Company completed a $3,480,000 private placement by issuing 12,000,000 shares of restricted common stock at a price of $0.29 per share to Sino Mart Management Limited (“Sino Mart”), whose executive director is the father of the chairman and CEO of the Company.  In addition, the Company issued Sino Mart a warrant to purchase up to an additional 3,000,000 shares of restricted common stock at $0.29 per share.  The warrant is fully exercisable beginning on April 1, 2002.  The $3,480,000 private placement transaction was approved at a special stockholder meeting held on March 25, 2002.  The Company’s issuance of the restricted shares and warrant to Sino Mart represents approximately 62% of the number of shares of the Company’s common stock outstanding after the private placement, based on beneficial ownership on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant.

b.              Transfer of Company’s Securities from the Nasdaq National Market System to SmallCap Market

Effective January 30, 2002, the Company’s securities were transferred to the Nasdaq SmallCap Market under an exception granted by the Nasdaq Hearings Panel (“the Panel”).  On April 3, 2002 the Company has received a letter from Nasdaq confirming the Company’s compliance with the exception granted by the Panel for continued listing on the Nasdaq SmallCap Market. However, the Company is currently not in compliance with the SmallCap Market continued listing requirement for minimum bid price of $1.00 per share. Presently, the Company is within the 180-day grace period allowed by the Nasdaq Marketplace Rules which grace period expires on August 22, 2002. On or before that date, the Company must demonstrate a closing bid price of at least $1.00 per share for at least 10 consecutive trading days.   In the event the Company does not comply with the SmallCap Market minimum bid price requirement, the Company’s securities will be de-listed from the SmallCap Market without a prior notice.  On March 25, 2002 the stockholders of the Company approved a reverse split of the Company’s common stock, to be implemented in the discretion of the Board of Directors, if and to the extent that the Board of Directors deems appropriate to maintain compliance with the minimum bid price requirement of the Nasdaq SmallCap Market in order to maintain the listing of PacificNet’s common stock on the Nasdaq SmallCap Market.

c.     Change of Company’s name

On March 25, 2002 the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to PacificNet Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

Date: April 12, 2002	By: /s/ TONY I. TONG
Tony I. Tong
Chief Executive Officer

By: /s/ CLARENCE CHAN
Clarence Chan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TONY I. TONG	Director, Chairman and CEO	April 12, 2002
Tony I. Tong

/s/ VICTOR TONG	Director, Vice-President	April 12, 2002
Victor Tong

/s/ CHARLES W. MUELLER	Director and Secretary	April 12, 2002
Charles W. Mueller

/s/ DAVID BUSSMANN	Director	April 12, 2002
David Bussmann

/s/ MICHAEL B.GAARD	Director	April 12, 2002
Michael B. Gaard

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation of PacificNet.com, Inc.
99.3	19.9% Private Placement Agreement and Amendments between Ho — Shu Jen and PacificNet.com, Inc.