Form 10QSB
period 2002-03-31
PACIFICNET COM INC
filed 2002-05-20
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

 43RD FLOOR, CHINA ONLINE CENTER, 333 LOCKHART ROAD,                 N/A
                      HONG KONG                                  (Zip Code)
      (Address of principal executive offices)


                  REGISTRANT'S TELEPHONE NUMBER: 852-2876-2950

  PACIFICNET.COM INC., 7808 CREEKRIDGE CIRCLE, SUITE 101, BLOOMINGTON, MN 55439
                            (Former Name and Address)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 22,058,863 shares of the PacificNet Inc.'s (the "Company") Common Stock outstanding on May 14, 2002.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----
PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - as of March 31, 2002
(unaudited) and December 31, 2001 (audited)                                3

Unaudited Condensed Consolidated Statements of Operations -                4
for each of the three-month periods ended March 31, 2002 and 2001

Unaudited Condensed Consolidated Statements of Cash Flows -                5
for each of the three-month periods ended March 31, 2002 and 2001

Notes to Consolidated Condensed Financial Statements                       6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 9
         CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                               12

ITEM 1 - LEGAL PROCEEDINGS                                                12

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                        12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

ITEM 5 - OTHER INFORMATION                                                12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 14

PART I - FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ITEM 1 - FINANCIAL STATEMENTS

                             PACIFICNET INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
       (In thousands of United States dollars, except par values and share numbers)

                                                           MARCH 31, 2002    December 31,
                                                            (Unaudited)          2001
                                                           --------------   --------------
                                          ASSETS

CURRENT ASSETS:
Cash                                                       $       4,142    $       1,344
Receivables, net                                                     847              199
Inventories, net                                                      93               93
Prepaid assets, rental deposits and other current assets             230              216
                                                           --------------   --------------
Total Current Assets                                               5,312            1,852

Property and Equipment, net                                          298              332
Capitalized Software Development Costs                               197              229
Investments in Affiliated Companies & Subsidiaries                    87               95
Investment in a Joint Venture                                        255               --
Other Investment                                                      32               --
Goodwill                                                              21               --
Other Assets                                                          47               47

                                                           --------------   --------------
TOTAL ASSETS                                               $       6,249    $       2,555
                                                           ==============   ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                           $         539    $         244
Accrued Expenses                                                     284              280
Subscription Payable                                                  --              316
                                                           --------------   --------------
Total Current Liabilities                                            823              840
                                                           --------------   --------------

Minority Interest in Consolidated Subsidiary                         109               33
                                                           --------------   --------------

STOCKHOLDERS' EQUITY:
Common Stock, par value $0.0001:
Authorized - 125,000,000 shares
Outstanding - 22,058,863 shares as of March 31, 2002
and 8,173,142 shares as of December 31, 2001               $           2    $           1
Additional Paid-In Capital                                        30,753           26,754
Accumulated Other Comprehensive Loss                                 (22)             (22)
Accumulated Deficit                                              (25,416)         (25,051)
                                                           --------------   --------------
Total Stockholders' Equity                                         5,317            1,682
                                                           --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       6,249    $       2,555
                                                           ==============   ==============

                       See condensed notes to financial statements.

                                          Page 3

                        PACIFICNET INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands of United States dollars, except share amounts)


                                                    THREE MONTHS ENDED MARCH 31,
                                                       2002             2001
                                                   -------------   -------------

REVENUES                                           $      1,396    $      1,961
COST OF REVENUES                                         (1,098)         (1,852)
                                                   -------------   -------------
Gross Margin                                                298             109

OPERATING EXPENSES
Selling, General and Administrative expenses               (534)         (1,068)
Employee severance costs                                     --            (102)
Depreciation and amortization                               (67)            (97)
                                                   -------------   -------------
                                                           (601)         (1,267)
                                                   -------------   -------------
LOSS FROM OPERATIONS                                       (303)         (1,158)
Share of losses of affiliated companies                      --             (12)
Interest Income                                              22              77
                                                   -------------   -------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST             (281)         (1,093)
Minority Interests                                          (84)             12
                                                   -------------   -------------
Provision for income taxes                                   --              --
                                                   -------------   -------------
NET LOSS                                           $       (365)   $     (1,081)
                                                   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE:           $      (0.03)   $      (0.14)

Weighted average number of shares outstanding:       13,971,863       7,932,142

                  See condensed notes to financial statements.

                        PACIFICNET INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (In thousands of United States dollars)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2002         2001
                                                         ----------   ----------
Cash Flows Used in Operating activities:
Net loss                                                     ($365)   ($  1,081)
Adjustments:
 Depreciation                                                   34           55
 Amortization                                                   32           42
 Share of Losses of Affiliated Companies                        --           12
 Provision for Impairment Loss of Affiliated Companies           8           --
 Changes in Current Assets and Current Liabilities:
        Receivables and Other Current Assets                 (662)         194
        Inventories, net                                        --          (11)
        Accounts Payable and Accrued Expenses                  (17)         104
                                                         ----------   ----------
        Net Cash Used in Continuing Operations                (970)        (685)
        Net Cash Used in Discontinued Operations                --          (43)
                                                         ----------   ----------
           Net Cash Used in Operating Activities              (970)        (728)
                                                         ----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Acquisition of Property and Equipment                          --          (30)
 Acquisition of Affiliated Company Interests                   (21)          --
 Acquisition of a Joint Venture                               (255)          --
 Acquisition of Other Investments                              (32)          --
 Acquisition of Capitalized Software Development
   Costs and other assets                                       --          (62)
                                                         ----------   ----------
            Net Cash Used in Investing Activities             (308)         (92)
                                                         ----------   ----------

MINORITY INTERESTS                                              76          (20)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from Issuance of Common Stock                      4,000           --
                                                         ----------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         --          (11)
                                                         ----------   ----------

INCREASE / (DECREASE) IN CASH                                2,798         (851)
CASH, BEGINNING OF PERIOD                                    1,344        4,197
                                                         ----------   ----------
CASH, END OF PERIOD                                      $   4,142    $   3,346
                                                         ==========   ==========

                  See condensed notes to financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


1.  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the annual report of PacificNet Inc. (referred to herein as "PACT" or the "Company") on Form 10-KSB for the fiscal year ended December 31, 2001.

INVESTMENT IN A SUBSIDIARY COMPANY. In January 2002, the Company had acquired 60% of interest in PacificNet Solutions Ltd ("PacSo"), a Hong Kong based IT solution provider, which specializes in system integration, software application, and e-business solutions. The scope of products and services include smart card solutions, web based front-end applications and web based connection to backend enterprise planning systems. PacSo commenced its operations on November 13, 2001. The revenue and net profit of PacSo for the three months ended March 31, 2002 amounted to $790,000 and $193,000 respectively.

INVESTMENT IN A JOINT VENTURE. On July 31, 2001, the Company made a public announcement that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People's Republic of China by Holley Group Co., Ltd. ("China Holley"). Under the agreement, the Company acquired a 51% ownership interest in China Holley's energy management, procurement and IT solutions operating unit ("HolleyE"). The management team of HolleyE is now working on business plans and strategic directions in capturing the IT solutions market in People's Republic of China.

INVESTMENTS IN AFFILIATED COMPANIES. The Company's investments in affiliated companies for which its ownership exceeds 20% (PacificNet-NTSC.com Sdn.Bhd and Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted for using the equity method. The Company's investment in affiliated company for which its ownership is less than 20% (ABCDEnet.com Limited), is accounted for using the cost method. Under the equity method, the Company's proportionate share of each affiliate's net income or loss and amortization of the Company's net excess investment over its equity in each affiliate's net assets is included in "equity in losses of affiliated companies". The Company assesses the need to record impairment losses on its investments when indicators of impairment are present. Indicators of value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since the acquisition of each investment. During the quarterly period ended March 31, 2002, a provision for impairment loss of $8,000 related to the Company's investment in Xmedia Holdings Inc. has been made.

DISCONTINUATION OF CERTAIN OPERATIONS. LAPTIZEN.COM LIMITED - In September 2001, the Board of Directors of the Company approved a plan not to make further investment related to its subsidiary, Laptizen.com Limited ("Laptizen"). Laptizen is a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider for computer systems. As of March 31, 2002, all activities related to Laptizen had ceased operation and Laptizen is under liquidation process.

OPERATING RESULTS FOR FUTURE PERIODS. These results are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002 and future periods.

2.  BUSINESS COMBINATIONS AND DISPOSITIONS

         DISPOSITION OF CREATIVE MASTER BUSINESS. In September 2000, the Company's Board of Directors approved a plan to dispose of its die-cast replica manufacturing business ("the Creative Master business"). On October 2, 2000, the Company sold the Creative Master business to a management group led by Mr. Carl Tong, former Chief Executive Officer of the Company. As consideration for this business, the management group i) returned 895,765 shares of the Company's Common Stock with a quoted market value of approximately $4.9 million, ii) assumed all indebtedness and obligations of the Company related to the Creative Master business and iii) relinquished any claim with respect to an intercompany balance of $1.5 million payable by the Company.

         The 895,765 shares of Common Stock returned to the Company are held as treasury stock at September 30, 2001 and represented a 10.14% reduction in the total number of shares outstanding immediately before the return. The net liabilities and results of operations for the Creative Master business are reflected as discontinued operations in the accompanying financial statements.

         PRIVATE PLACEMENT TRANSACTION WITH SINO MART MANAGEMENT LIMITED. As described in the Current Report on Form 8-K filed on March 28, 2002, at the March 25, 2002 special stockholder meeting, the stockholders of the Company approved an issuance of 12,000,000 shares of the Company's common stock and a warrant to purchase up to 3,000,000 additional shares of the Company's common stock ("Warrant") in a private placement of the Company's common stock with Sino Mart Management Ltd., a Hong Kong domiciled private business development company ("Sino Mart").

         In accordance with the terms and provisions of the December 9, 2001 subscription agreement, as amended ("Subscription Agreement"), by and between the Company and Sino Mart, the Company agreed to offer, to sell and to issue to Sino Mart, in a private placement in reliance upon the exemption from registration under Section 4(2) and/or of Rule 506 of Regulation D under the Securities Act of 1933, as amended, 12,000,000 common stock shares in consideration for $3,480,000, (or $0.29 per share), representing 56.9% of the number of shares of the Company's common stock outstanding after the private placement. However, upon the Company's issuance of the Warrant, Sino Mart may be deemed the beneficial owner of 15,000,000 shares of common stock of the company under the rules of attribution of beneficial ownership provided in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or of approximately 62% of the number of shares of the Company's common stock outstanding after the private placement, on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant.

         The Company sought stockholder approval of the Sino Mart stock issuance in compliance with National Association of Securities Dealers, Inc. Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D) ("NASD Rules"). NASD Rules provide that an issuer whose securities are listed on The Nasdaq Stock Market ("Nasdaq"), must seek approval of its stockholders, when, in connection with a transaction not involving a public offering, (1) the issuance or potential issuance of its common stock will result in a change of control of the issuer, or (2) the issuer issues common stock in excess of 20% of its common stock outstanding prior to the issuance, respectively. A failure to obtain stockholder approval may be deemed a violation of the Nasdaq corporate governance listing criteria, which, in turn, may result in de-listing of the issuer's common stock shares from Nasdaq.

         Under the terms of the Subscription Agreement, the Company agreed to prepare and to file a registration statement covering the common stock shares issuable to Sino Mart. The Company also agreed, as a condition to closing of the Subscription Agreement, upon closing, to pass a resolution to approve three (3) directors nominated by Sino Mart. As of the date of this filing, Sino Mart has nominated ShaoJian Wang, Max Tong and Richard Lo as the directors in the board of the Company. Sino Mart also reserved a right not to close its investment in the Company in the event that at the time of closing the Company is not in full compliance with The Nasdaq National Market ("National Market") continued listing criteria or has not filed with the Securities and Exchange Commission ("SEC") the registration statement. In accordance with the January 29, 2002, Nasdaq Listing Qualifications Panel's ("Panel") exception to the continued listing criteria, issued following the December 13, 2001 hearing held before the Panel, the listing of the Company's securities has been transferred from the National Market to the Nasdaq SmallCap Market ("SmallCap Market") effective as of January 30, 2002. Sino Mart agreed to revise certain existing terms of and to add certain new terms to the Subscription Agreement in consideration for its waiving the right not to close its investment in the Company. The revised terms, INTER ALIA, required that (1) the Company maintain the listing of its securities on the SmallCap Market, and (2) the entire subscription amount under the Subscription Agreement be due and payable within seven (7) days of the receipt of the stockholder approval, but be fully refunded to Sino Mart in the event that, on or before April 30, 2002, the Company is not in full compliance with
(i) the terms and conditions of the Panel's exception and (ii) with the SmallCap Market listing criteria.

         On March 27, 2002, the Company closed the Sino Mart private placement transaction and confirmed receipt of the $3,480,000 subscription amount from Sino Mart in cash. Subsequent to the closing of the Sino Mart private placement transaction, the Company filed a Current Report on Form 8-K dated March 28, 2002, disclosing the change in control transaction with Sino Mart. Also, in compliance with the terms and conditions of the Panel's exception, the Company included, on a pro forma basis, the evidence of the Company's compliance with the SmallCap Market net tangible/stockholders' equity continued listing requirement. The Company's pro forma balance sheet presentation reflecting the Sino Mart private placement transaction did not include all disclosures required by generally accepted accounting principles and was provided solely to demonstrate the Company's compliance with the second and last prong of the Panel's exception.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXISTENCE OF DEMAND FOR AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION AND PRICING, RESULTS OF FINANCING EFFORTS AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL.

         THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE, OR OTHERWISE PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

NATURE OF THE OPERATIONS OF THE COMPANY

         NATURE OF BUSINESS. PacificNet Inc., a Delaware corporation (the "Company"), is a leading provider of system integration, network communications, and Information Technology ("IT") solutions in Asia. The Company also engages in telecommunication, performs voice and data network communications and value-added telecommunication products and services. The Company's business strategy is to take a leading role into rapidly expanding business sector, namely the IT solution provision and network communication businesses, in the Asian and Greater China Region. The business of the Company can be classified into three main operating units:

- PacificNet Limited ("PacificNet") - In conjunction with the Company's business of providing telecommunication services, PacificNet also engages in the distribution of the telecommunication products, which includes resale of PABX telephone systems, basic switches and router equipment and mobile phone accessories targeting for retail customers.

- PacificNet Communications Limited ("PacComm") - PacComm is a wholly owned subsidiary of the Company that provides voice and data network communication and value added telecommunications services. The company executes its business strategy through engaging in a wide variety of telecommunication solutions including international simple resale, retail IDD services, mobile virtual network operations, valued added mobile communication services, voice over internet protocol (VOIP), unified messaging service (UMS), short messaging service (SMS) and telecommunication related software.

- PacificNet Solutions Limited ("PacSo") - PacSo is a subsidiary of the Company that specializes in system integration, software application and e-business solution services in Hong Kong and Greater China Region. The scope of products and services includes smart card solutions, web based front-end applications and web based connection to backend enterprise planning systems.

         In June 2001, the Company's management, with the Board of Directors' approval, decided to expand its business in the Greater China Region. To that end, in February 2002, the Company established a representative office in the Greater China Region to expand marketing and distribution alliances.

         In September 2001, the Board of Directors of the Company approved a plan not to make further investments in its subsidiary Laptizen.com Limited, a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider for computer systems ("Laptizen"). As of March 31, 2002, all activities related to Laptizen had ceased operation and Laptizen is under liquidation process.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES. Revenues for the three months period ended March 31, 2002 was $1,396,000, a decrease of $565,000 from $1,961,000 for the three months period ended March 31, 2001. This decrease in the Company's revenues is primarily attributable to discontinuation of Laptizen. For the three months period ended March 31, 2002, revenues consisted of $318,000 derived from IT system solutions services rendered and $466,000 from the sale of products through PacSo, $561,000 from the sale of telecommunication products through PacComm and $51,000 from web-site development services rendered by PacificNet Limited. During the three months period ended March 31, 2002, the Company's services revenue were generated from customers in Asia and the sales of telecommunication products to customers in Europe and United States.

COST OF REVENUES. Cost of revenues for the three months period ended March 31, 2002 was $1,098,000, a decrease of $754,000 from $1,852,000 for the three months period ended March 31, 2001. This decrease was due to a corresponding decrease in revenues. Cost of revenues, as a percentage of revenues, was 43% for services rendered and 92% for both sale of telecommunication products through PacComm and sale of products and IT system solutions services through PacSo for the three months period ended March 31, 2002.

Gross margin for the three months period ended March 31, 2002 was $298,000, an increase of $189,000 from $109,000 for the three months period ended March 31, 2001. Gross margins for the three months period ended March 31, 2002, were 57% for services rendered and 8% for products and IT system solutions services rendered.

OPERATING EXPENSES. Operating expenses totaled $601,000 for the three months period ended March 31,2002, a decrease of $666,000 from $1,267,000 for the three months period ended March 31, 2001. The decrease in operating expenses is primarily related to the following cost control measures:

- Termination of 26 Hong Kong based employees representing approximately 81% of the Company's employees

-        Sublease of certain areas within the Hong Kong operations facility

- Discontinuation of substantially all cash based marketing and advertising programs

As of March 31, 2002, the Company's estimated monthly cash requirement for operating expenses was approximately $178,000; a decrease of approximately $212,000 from the actual monthly cash requirement rate for the three months period ended March 31, 2001.

SHARE OF LOSSES OF AFFILIATED COMPANIES. There is no share of losses of affiliated companies for the three months ended March 31, 2002, as compared to $(12,000) for the three months period ended March 31, 2001.

INTEREST INCOME. Interest income was $22,000 for the three months ended March 31, 2002, as compared to $77,000 for the three months ended March 31, 2001. The decrease is due to the lower net cash balances before funds raised through the private placement and lower interest rate in 2002 compared to 2001.

INCOME TAXES. No tax provision has been recorded for the three months period ended March 31, 2002 as a result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months period ended March 31, 2002 totaled ($84,000), compared to $12,000 for the same period in the prior year and consisted of minority interest in the earnings of the PacSo and Laptizen consolidated subsidiary that commenced operations in December, 2001 and July, 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH. The Company's cash balance has increased by $2,798,000 to $4.1 million at March 31, 2002, as compared to $1.3 million at December 31, 2001. This increase is primarily due to the Sino Mart cash infusion completed as of March 27, 2002. Operating activities used ($970,000) of cash for continuing operations.

WORKING CAPITAL. The Company's working capital increased by $4,489,000 at March 31, 2002, as compared to $1,012,000 at December 31, 2001. When compared to balances at December 31, 2001, the increase in working capital at March 31, 2002 reflects higher levels of cash $2,798,000, net account receivables $648,000, increase in other current assets $14,000 together with lower levels of current liabilities ($17,000). The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

PROPERTY AND EQUIPMENT ADDITIONS. For the three months ended March 31, 2002, there is no addition to property and equipment. The Company does not anticipate material expenditures for additions to property and equipment during the year 2002.

INVESTMENT IN A JOINT VENTURE. The Company acquired a 51% ownership interest in a Joint Venture for energy management, procurement and IT solutions operating unit ("HolleyE") in the People's Republic of China by Holley Group Co., Ltd ("China Holley") in the amount of $255,000. For investment in HolleyE, the Company will investigate into the business plans and marketing proposals prepared by the management team and evaluate the utilization of resources invested into HolleyE. Resources will be utilized on a conservative basis.

INVESTMENTS IN AFFILIATED & SUBSIDIARY COMPANIES. As of March 31, 2002, investments in affiliated and subsidiary companies aggregated $87,000 as compared to $95,000 as of December 31, 2001. The decrease of $8,000 comprised of a provision for impairment loss of affiliated companies of Xmedia Holdings Inc.

OTHER INVESTMENT. On January 7, 2002, PacComm, a wholly owned subsidiary of the Company, acquired 1,000,000 shares of Prism Communications International Limited, a British Virgin Islands company ("Prism"), which PacComm purchased at a cost of $32,000 and accounted for as Other Investment. The company and Prism will jointly explore the network infrastructure and network communications business. Prism will assist the Company to establish and implement telecommunication business strategies in Hong Kong and the People's Republic of China.

GOODWILL. The Company's goodwill increased by $21,000 due to the purchase of a subsidiary company ("PacSo") in January 2002.

COMMITMENTS FOR ADDITIONAL FUNDING OF REPRESENTATIVE OFFICE. The Company believes that representative office in the People's Republic of China will generate incremental service revenues and product sales for the Company in fiscal year 2002. Furthermore, the Company anticipates that it may enter into additional joint venture arrangements and other investment structures in the future to further promote the sale and marketing of the Company's products and services.

CASH NEEDS FOR THE FORESEEABLE FUTURE. As of March 31, 2002, the Company had approximately $4.1 million of cash. The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology developments and capital expenditures. The Company expects that the principal sources of cash will be cash on hand and from future private placement activities of the Company's new shares. In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect. The Company believes that these sources will be adequate to meet anticipated cash requirements for the remainder of fiscal 2002.

INFLATION. Inflation does not have a material impact on the Company's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS. All of the Company's revenues are denominated either in United States dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi, the official currency of the PRC ("RMB"). There is no assurance that the RMB-to-U.S. dollar rate will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the U.S. dollar will reduce Company's expenses (as expressed in U.S. dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the U.S. dollar will increase Company's expenses, and could have a material adverse effect on Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no intention to do so in the foreseeable future.

SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception. The Company believes that its business is not subject to seasonal and quarterly fluctuations; however, since the Company has only been in existence since July 1999, it does not have sufficient operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal quarter ended March 31, 2002, the Company issued unregistered shares of its common stock in the following amounts:

         (1) On February 27, 2002, the Company issued 111,000 shares of common stock to a law firm that served as its legal counsel (the "Counsel"), which shares were valued at their fair market value on the date of issuance. Counsel's billings to the Company totaled $167,838 for services rendered from December 2000 to November 2001. After negotiation between the parties, the Company paid $80,000 and 111,000 shares of common stock of the Company as the final and conclusive settlement of the $167,838 in billings. The issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         (2) On February 13, 2002, the Company issued 75,000 shares of common stock to eCapital Advisors LLC, which subleased its office space from the Company, as a final and conclusive compensation for the Company's early termination of the master lease on April 30, 2002 and subsequently the sublease. The stock issuance was valued at the fair market value of the underlying shares on the date of issuance, was made pursuant to the Deed of Settlement, dated January 31, 2002, by and among the Company, eCapital Advisors LLC and Charles W. Mueller, the former CFO, Secretary, and Director of the Company ("Settlement"), and was in reliance upon the exemption from registration under Section 4(2) of the Securities Act. The Settlement also terminated Mr. Mueller's employment agreement with the Company. During the transition, Mr. Mueller has been consulting the Company on various matters through eCapital Advisors LLC at a reasonable rate.

         (3) On February 13, 2002, the Company issued 75,000 shares of common stock to the President and Chief Executive Officer for services rendered, valued at the fair market value on the date of issuance. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

         (4) On December 9, 2001 the Company's Board of Directors approved two private placements of the Company's common stock shares with Sino Mart Management Ltd., a Hong Kong domiciled private business development company (the "Sino Mart Placement") and an individual investor (the "Shu-Jen Placement"), respectively, both of which investors qualify as "accredited investors" as the term is defined under Rule 501 of Regulation D as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"). The Sino Mart Placement involved a private placement of 12,000,000 shares of restricted common stock of the Company in consideration for $3,480,000, payable in cash (or $0.29 per share). The Shu-Jen Placement involved a private placement of 1,625,000 shares of restricted common stock of the Company in consideration for $520,000, payable in cash (or $0.32 per share). Both of the foregoing private placements of the Company's common stock with these investors was made in reliance upon the exemption from registration under
Section 4(2) and/or of Rule 506 of Regulation D under the Securities Act. The Company did not use underwriters in either of the foregoing private placements. This cash infusion will allow the Company to maintain its focus in systems integration, network communications, telecommunications and information technology solutions in Asia.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 25, 2002, the Company held a special meeting of its stockholders. The Company stockholders considered and approved the following proposals:

         (1) Approval of a proposed issuance of PacificNet.com, Inc. common stock in a private placement that will result in the issuance of 12,000,000 shares of PacificNet.com, Inc. common stock and a warrant to purchase up to 3,000,000 shares of common stock of PacificNet.com, Inc., representing approximately 62.1% of the number of shares of PacificNet.com, Inc.'s common stock outstanding after the private placement, and which issuance may be deemed to result in a change of control of PacificNet.com, Inc.

         Under the revised terms and conditions of the December 9, 2001 subscription agreement between the Company and Sino Mart, the Company agreed to offer, to sell and to issue to Sino Mart, in a private placement in reliance upon the exemption from registration under Section 4(2) and/or of Rule 506 of Regulation D under the Securities Act, $3,480,000 of its common stock shares at $0.29 per share, payable in cash. The aggregate number of the Company's common stock shares issuable under the Sino Mart subscription agreement was 12,000,000 shares. The Company was required to seek the stockholder approval in connection with the proposed stock issuances in accordance with National Association of Securities Dealers, Inc. Marketplace Rules 4350(i)(1)(B) and 4350(i)(1)(D) since the foregoing transactions, involved (1) a change in control of the Company, and
(2) an issuance in excess of 20% of the Company's common stock outstanding. A failure to obtain stockholder approval may have been deemed a violation of the Nasdaq corporate governance listing criteria, which, in turn, may have resulted in de-listing of the issuer's common stock shares from Nasdaq SmallCap Market.

         The vote for this proposal was 6,280,138 for, 4,422 against and 101 abstained.

         (2) Approval of a reverse split of PacificNet.com, Inc.'s common stock, to be implemented in the discretion of the board of directors, if and to the extent that the Board of Directors deems appropriate to maintain compliance with the minimum bid price requirement of the Nasdaq SmallCap Market in order to maintain the listing of PacificNet.com, Inc.'s common stock on the Nasdaq SmallCap Market.

         The closing bid price per share of the Company's common stock on January 14, 2002 and May 14, 2002, was $0.30 and $0.38, respectively. The Board of Directors considered, approved and recommended the reverse stock split of the Company's common stock for the stockholder approval in order to arm the Board of Directors with the tools with which it could address the Nasdaq SmallCap Market minimum bid price listing deficiency if the bid price per share continued to languish below $1.00. If the Company's common stock price does not increase to greater than $1.00 per share as required by the Nasdaq SmallCap Market minimum bid price continued listing requirement, the Company's common stock could cease to be listed on the Nasdaq SmallCap Market.

         The vote for this proposal was 6,562,721 for, 299,757 against and 83 abstained.

         (3) Approve an amendment of PacificNet.com. Inc.'s Certificate of Incorporation to change PacificNet.com, Inc.'s name to PacificNet Inc.

         In fiscal year 2000, the Company discontinued its business-to-business electronic commerce initiatives to focus on information technology consulting services. The Board of Directors of the Company believed that the name change would better reflect the Company's business model going forward.

         The vote for this proposal was 6,860,805 for, 1,641 against and 15 abstained.


ITEM 5.  OTHER INFORMATION

         COMPLIANCE WITH NASDAQ SMALLCAP MARKET CONTINUED LISTING REQUIREMENTS. The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol "PACT". On August 13, 2001, the Company received a notice from Nasdaq Listing Qualifications Staff ("Staff") that the Company's common stock had failed to maintain the Nasdaq National Market minimum $4,000,000 net tangible assets/minimum $10,000,000 stockholders' equity continued listing requirement and that this failure had continued beyond the ninety (90) day probationary period allowed under the NASD Rules. The letter specified that, as a result of the Company's failure to maintain the continued listing requirement, the Company's common stock would be de-listed from the National Market at the close of business on November 13, 2001. However, the Company appealed that decision, and the de-listing was stayed pending a hearing before the Panel on December 13, 2001. In its December 13, 2001 Hearing Memorandum, the Staff further noted that, in addition to the net tangible assets/stockholders' equity continued listing criterion, the Company also failed to comply with the minimum bid price and market value of public float listing requirements. The Staff noted that notwithstanding the Company's failure to comply with these listing requirements, the Company was required to rectify the net tangible assets/stockholders' equity deficiency only. This is so because on September 27, 2001, Nasdaq implemented an emergency moratorium on the enforcement of minimum bid price and market value of public float continued listing requirements. Nasdaq implemented the enforcement moratorium in response to extraordinary market conditions following the tragedy of September 11, 2001. Under the terms of the moratorium, enforcement of the minimum bid price and market value of public float listing requirements was suspended until January 2, 2002, at which time the respective thirty (30) and ninety (90) day probationary periods provided by NASD Rules would start anew. On December 12, 2001, Nasdaq also reinstated its net tangible assets/stockholders' equity continued listing requirements. The listing criteria reinstatement took effect without adjustment. At the December 13, 2001 oral hearing before the Panel, the Company's executive management presented the Company's plan to regain compliance with the National Market continued listing criterion, and requested that the Panel grant the Company adequate time to implement the compliance plan. On January 29, 2002 the Panel granted the Company's request for an exception from the National Market continued listing criteria (the "Exception"). Specifically, the Panel notified the Company that the listing of the Company's securities would be transferred from the National Market to the SmallCap Market effective as of January 30, 2002. Further, under the terms and conditions of the Panel's Exception, the Company was required to, on or before April 1, 2002, make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $5,000,000 and/or shareholders' equity of at least $5,500,000. The public filing must contain a balance sheet no older than 45 days including pro forma adjustments for any significant events or transactions occurring on or before the filing date.

         On March 28, 2002, the Company made a public filing evidencing net tangible assets of at least $5,000,000 and shareholders' equity of at least $5,500,000. In compliance with the terms of the Exception, the Company submitted additional material to the Panel including confirmation of the $3,480,000 deposit of Subscription Agreement proceeds from Sino Mart, a copy of the Certificate of Action evidencing receipt of stockholder approval of the proposals at the March 25, 2002 special stockholder meeting and a copy of the Current Report on Form 8-K containing balance sheet information with pro forma adjustments evidencing net tangible assets of at least $5,000,000 and shareholders' equity of at least $5,500,000. On April 3, 2002, the Company received a letter from the Staff confirming the Company's compliance with the exception granted by the Panel for continued listing on the SmallCap Market. However, the Company is currently not in compliance with the SmallCap Market continued listing requirement for minimum bid price of $1.00 per share. Presently, the Company is within the 180-day grace period allowed by the NASD Marketplace Rules which grace period expires on August 22, 2002. On or before that date, the Company must demonstrate a closing bid price of at least $1.00 per share for at least 10 consecutive trading days. In the event the Company does not comply with the SmallCap Market minimum bid price requirement, the Company's securities will be de-listed from the SmallCap Market without a prior notice.

         The closing bid price per share of our common stock on May 14, 2002 was $0.38 per share. At the March 25, 2002 special stockholder meeting, the stockholders of the Company approved a reverse stock split of the Company's common stock, to be implemented in the discretion of the Company's Board of Directors, if and to the extent that the Board of Directors deems appropriate to maintain compliance with the minimum bid price requirement of the SmallCap Market in order to maintain the listing of the Company's common stock on the SmallCap Market. In the event that the board of directors effects the approved reverse stock split and/or the stock price does not otherwise increase and remain at the greater than $1.00 per share level for at least ten (10) consecutive trading days so as to meet the SmallCap Market minimum bid price continued listing requirement, the Company's common stock could cease to be listed on the SmallCap Market. In that circumstance the Company would seek to have its securities listed on the OTC-Bulletin Board. There is no assurance that it will be successful in obtaining the listing of its securities on the OTC-Bulletin Board. If the Company is unable to successfully maintain its listing on the SmallCap Market, the Company's ability to attract additional capital in support of its business strategies could be adversely affected.

         RESIGNATIONS AND APPOINTMENT OF DIRECTORS AND OFFICERS. On April 30, 2002, the Board of Directors of the Company held a special meeting of its directors from the Company's Hong Kong offices (the "Special Meeting"). As of March 1, 2002, the Board consisted of a total of eight seats including six members and two vacancies, including Tony Tong, David Bussmann, Victor Tong, Charles W. Mueller, Michael B. Gaard and Chih Cheung. On March 27, 2002, Chih Cheung resigned as a director of the Company. On April 17, 2002 Michael B. Gaard and Charles W. Mueller resigned as directors of the Company. Michael B. Gaard also resigned as an Audit Committee and a Compensation Committee member, respectively. Thus, prior to the Special Meeting, (i) the Board of Directors consisted of three members and five vacancies and included Tony Tong, David Bussmann, and Victor Tong, and (ii) the Board of Directors' Audit Committee and Compensation Committees' respective compositions were identical and consisted of David Bussmann and four vacancies on each committee.

         At the Special Meeting, the Board of Directors:

         (i) accepted Michael B. Gaard's, Chih Cheung's and Charles W. Mueller's resignations from the Board;

         (ii) appointed five new directors to the Board, including ShaoJian
(Sean) Wang, Patrick Ko, Richard Lo, Max Tong (no family relationship with Tony
Tong), and Shu Wang,

         (iii) effected the changes to the following standing committees of the Board of Directors: (1) Audit Committee - the Board of Directors appointed Patrick Ko, Richard Lo, Max Tong and Shu Wang (as a result, the Audit Committee consists of five members: David Bussmann, Patrick Ko, Richard Lo, Max Tong, and Shu Wang); (2) Compensation Committee - the Board of Directors appointed Patrick Ko, Richard Lo, Max Tong and Shu Wang (as a result, the Compensation Committee consists of five members: David Bussmann, Patrick Ko, Richard Lo, Max Tong and Shu Wang); and

         (iv) appointed Tony Tong as President, Victor Tong as Vice-President and Secretary, and Clarence Chan as Chief Financial Officer and Treasurer of the Company.

         As a result of the foregoing appointments and resignations, the Board of Directors currently consists of eight (8) members: Tony Tong, Victor Tong, David Bussmann, ShaoJian (Sean) Wang, Patrick Ko, Richard Lo, Max Tong, and Shu Wang. Attached as Exhibit 99.6 hereto is the biographical information of all of the current members of the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         The following exhibits are filed as part of this report:

Exhibit
Number      Description
-------     --------------------------------------------------------------------

2.1         Share Exchange Agreement by and among Davin Enterprises, Inc., Carl
            Tong, Leo Kwok and Acma Strategic Holdings Limited dated December
            15, 1997. (1)
2.2         Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3         Supplement to Share Exchange Agreement dated April 29, 2000, between
            Registrant and holders of membership interests in PacificNet.com
            LLC. (3)
2.4         Agreement dated September 30, 2000, among the Company and the
            "Purchasers" named therein. (4)
2.5         Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6         Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1         Certificate of Incorporation, as amended.
3.2         By Laws of the Company. (5)
3.3         Amendment to By Laws of the Company. (2)
4           Specimen Stock Certificate of the Company. (6)
10.1        Form of Indemnification Agreement with officers and directors. (1)
10.2        Amendment to 1998 Stock Option Plan. (6)
10.3        Form of Notice of Stock Option Grant and Stock Option Agreement
            under the 1998 Stock Option Plan. (3)
10.4        Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.5        Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
99.1        Subscription Agreement by and between the Company and Sino Mart
            Management Ltd., dated as of December 9, 2001. (7)
99.2        Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001. (7)
99.3        19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc.
99.4        Agreement for the sale and purchase of an equity interest in a Joint
            Venture to be formed in the People's Republic of China by Holley
            Group Co., Ltd. (8).
99.5        Subscription Agreement for shares in PacificNet Solutions
            Limited.(7)
99.6        Biographical information of all of the current members of the Board of Directors of the Company - filed herewith.


         (1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
         (2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
         (3) Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
         (4) Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
         (5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)
         (6) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 2001.
         (7) Incorporated by reference to the Company's Form 8-K filed on March 28, 2002.
         (8) Incorporated by reference to the Company's Form 10-QSB filed on August 10, 2001.

     (b)  REPORTS ON FORM 8-K:

         (1) CURRENT REPORT ON FORM 8-K FILED ON MARCH 20, 2002 - The reported item included Item 4 (Changes In Registrant's Certifying Accountant) to describe the change of the Company's independent accountants from Deloitte Touche Tohmatsu to HLB International. The change was recommended and approved by the Company's Board of Directors on March 12, 2002.

         (2) CURRENT REPORT ON FORM 8-K/A FILED ON MARCH 27, 2002 - The amended Current Report (Item 4) corrected the Company's previous Current Report to reflect the change in the Company's independent accountants, from Deloitte Touche Tohmatsu to Clancy and Co., P.L.L.C., and not to HLB International.

         (3) CURRENT REPORT ON FORM 8-K FILED ON MARCH 28, 2002 - The reported items included Item 1 (Change in Control of Registrant) describing the change in control of the Company as a result of the Sino Mart private placement, and Item 5 (Other Events), describing the Company's compliance with the terms and provisions of the Nasdaq SmallCap continued listing exception. The Current Report included unaudited pro forma condensed consolidated balance sheet presentation provided solely for the purposes of demonstrating the Company's compliance with the terms of the foregoing exception.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFICNET INC.



Date: May 17, 2002                 By:     /s/ TONY I. TONG
                                        ----------------------------------------
                                   Tong I. Tony
                                   Chairman, Chief Executive Officer, President



Date:  May 17, 2002                By:     /s/ CLARENCE CHAN
                                        ----------------------------------------
                                   Clarence Chan
                                   Chief Financial Officer