Form 10QSB
period 2002-06-30
PACIFICNET COM INC
filed 2002-08-14
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-24985

PACIFICNET INC.

(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2118007 (I.R.S. Employer Identification No.)
43/F China Online Centre, 333 Lockhart Road, Wanchai, Hong Kong (Address of principal executive offices)	N/A (Zip Code)

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

YES [X] NO [ ]

There were 22,813,451 shares, par value $0.0001 per share, of the PacificNet Inc..'s (the "Company") Common Stock outstanding on August 9, 2002.

(1)

(2)

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
(3)

PACIFICNET INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands of United States dollars, except share amounts)

See condensed notes to financial statements.
(4)

PACIFICNET INC. AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Cash Flows
(In thousands of United States dollars)

See condensed notes to financial statements.
(5)

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

Investment in a Subsidiary Company.  In January 2002, the Company had acquired 60% of interest in PacificNet Solutions Ltd (“PacSo”), a Hong Kong based IT solution provider, which specializes in system integration, software application, and e-business solutions.  The scope of products and services include smart card solutions, web based front-end applications and web based connection to backend enterprise planning systems. PacSo commenced its operations on November 13, 2001.

Investment in a Joint Venture. On July 31, 2001, the Company made a public announcement that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People's Republic of China by Holley Group Co., Ltd ("China Holley"). Subsequently, PacificNet and China Holley formed a Sino-Foreign Equity Joint Venture company called “Hangzhou Holley Pacific Software Co., Ltd.”. In October 2001, PacificNet invested $255,000 to acquire 51% ownership of the joint venture. According to the joint venture agreement, PacificNet has 3 out of 5 board seats, and appoints the legal representative of the joint venture. The joint venture has not commenced any business operation. Currently, Holley and PacificNet are discussing a mutually agreeable termination of the joint venture.

Investments in Affiliated Companies.  The Company’s investments in affiliated companies for which its ownership exceeds 20% (PacificNet-NTSC.com Sdn.Bhd and  Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted for using the equity method. The Company’s investment in affiliated company for which its ownership is less than 20% (ABCDEnet.com Limited), is accounted for using the cost method.  Under the equity method, the Company’s proportionate share of each affiliate’s net income or loss and amortization of the Company’s net excess investment over its equity in each affiliate’s net assets is included in “equity in losses of affiliated companies”.  The Company assesses the need to record impairment losses on its investments when indicators of impairment are present.  Indicators of value generally include revenue growth, operating results, cash flows and other measures.  Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since the acquisition of each investment.  During the quarterly period ended June 30, 2002, a provision for impairment loss of $16,000 related to the Company's investment in Xmedia Holdings Inc. has been made.

Discontinuation of Certain Operations. Laptizen.com Limited - In September 2001, the Board of Directors of the Company approved a plan not to make further investment related to its subsidiary, Laptizen.com Limited (“Laptizen”). Laptizen is a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider for computer systems. As of March 31, 2002, all activities related to Laptizen had ceased operation and Laptizen is under liquidation process.

Operating Results for Future Periods.  These results are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002 and future periods.

(6)

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

        Private Placement Transaction with Sino Mart Management Limited.  As described in the Current Report on Form 8-K filed on March 28, 2002, at the March 25, 2002 special stockholder meeting, the stockholders of the Company approved an issuance of 12,000,000 shares of the Company’s common stock and a warrant to purchase up to 3,000,000 additional shares of the Company’s common stock (“Warrant”) in a private placement of the Company’s common stock with Sino Mart Management Ltd., a private investment and business development company registered in the British Virgin Islands (“Sino Mart”).

        In accordance with the terms and provisions of the December 9, 2001 subscription agreement, as amended (“Subscription Agreement”), by and between the Company and Sino Mart, the Company agreed to offer, to sell and to issue to Sino Mart, in a private placement in reliance upon the exemption from registration under Section 4(2) and/or of Rule 506 of Regulation D under the Securities Act of 1933, as amended, 12,000,000 common stock shares in consideration for $3,480,000, (or $0.29 per share), representing 56.9% of the number of shares of the Company’s common stock outstanding after the private placement. However, upon the Company’s issuance of the Warrant, Sino Mart may be deemed the beneficial owner of 15,000,000 shares of common stock of the company under the rules of attribution of beneficial ownership provided in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or of approximately 62% of the number of the Company’s common stock outstanding after the private placement, on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant.

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

(7)

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

3. EARNINGS PER SHARE

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings (loss) per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from options and warrants because to do so would be antidilutive.

The computation of basic earnings (loss) per share is as follows:

(In thousands of United States dollars, except share amounts)	Three Months Ended 6/30/02	Three Months Ended 6/30/01	Six Months Ended 6/30/02	Six Months Ended 6/30/01
Numerator-net loss	$ (376)	$ (1,582)	$ (741)	$ (2,663)

Denominator-weighted average number of common shares outstanding	22,310,392	7,987,342	18,141,128	7,962,342

Basic and diluted loss per share	$ (0.02)	$ (0.20)	$ (0.04)	$ (0.33)

(8)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 and Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory and accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Currently, we consider our accounting policy for long-lived assets and provisions for impairment losses of affiliated companies to be affected by management judgments and/or uncertainties. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by approximately $600,000. Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. These assets represent approximately 9.8% of our total assets at June 30, 2002.

(9)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company has not had a chance to review what impact this standard may have on its financial statements.

NATURE OF THE OPERATIONS OF THE COMPANY

    Nature of Business. PacificNet Inc., a Delaware corporation (the “Company”), is a leading provider of system integration, network communications, and Information Technology (“IT”) solutions in Asia.  The Company also engages in telecommunication, performs voice and data network communications and value-added telecommunication products and services. The Company’s business strategy is to take a leading role into rapidly expanding business sector, namely the IT solution provision and network communication businesses, in the Asian and Greater China Region. The business of the Company can be classified into three main operating units:

-     PacificNet Limited (”PacificNet”) -  In conjunction with the Company’s business of providing telecommunication services, PacificNet also engages in the distribution of the telecommunication products, which includes resale of PABX telephone systems, basic switches and router equipment and mobile phone accessories targeting for retail customers.

-     PacificNet Communications Limited (“PacComm”) - PacComm is a wholly owned subsidiary of the Company that provides voice and data network communication and value added telecommunications services. The company executes its business strategy through engaging in a wide variety of telecommunication solutions including international simple resale, retail IDD services, mobile virtual network operations, valued added mobile communication services, voice over internet protocol (VOIP), unified messaging service (UMS), short messaging service (SMS) and telecommunication related software.

-     PacificNet Solutions Limited (“PacSo”) -  PacSo is a subsidiary of the Company that specializes in system integration, software application and e-business solution services in Hong Kong and Greater China Region.  The scope of products and services includes smart card solutions, web based front-end applications and web based connection to backend enterprise planning systems.

    In June 2001, the Company's management, with the Board of Directors' approval, decided to expand its business in the Greater China Region. To that end, in February, 2002, the Company established a representative office in Shenzhen, the People’s Republic of China, to expand its Research and Development, marketing and distribution in the People’s Republic of China.

    In September 2001, the Board of Directors of the Company approved a plan not to make further investments in its subsidiary Laptizen.com Limited (‘Laptizen”). Laptizen is a Hong Kong based B2B computer system, e-commerce portal and value added reseller and service provider for computer systems. As of March 31, 2002, all activities related to Laptizen had ceased operation and Laptizen is under liquidation process.

(10)

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues. Revenues for the three months period ended June 30, 2002 were $723,000, a decrease of $1,117,000 from $1,840,000 for the three months period ended June 30, 2001. This decrease in the Company's revenues is primarily attributable to discontinuation of Laptizen. For the three months period ended June 30, 2002, revenues consisted of $218,000 derived from IT system solutions services rendered and $332,000 from the sale of products through PacSo, $141,000 from the sale of telecommunication products through PacComm and $32,000 from web-site development services rendered by PacificNet Inc and PacificNet Limited.

During the three months period ended June 30, 2002, the Company's services revenue were generated from customers in Asia and the sales of telecommunication products to customers in Europe and United States.

Cost of Revenues. Cost of revenues for the three months period ended June 30, 2002 was $467,000, a decrease of $1,333,000 from $1,800,000 for the three months period ended June 30, 2001. This decrease was due to a corresponding decrease in revenues. Cost of revenues, as a percentage of revenues, was 7% for services rendered and 93% for both sale of products and IT system solutions services through PacSo and sale of telecommunication products through PacComm for the three months period ended June 30, 2002.

Gross margin for the three months period ended June 30, 2002 was $256,000, an increase of $216,000 from $40,000 for the three months period ended June 30, 2001. Gross margins for the three months period ended June 30, 2002, were 93% for services rendered and 7% for sale of telecommunication and IT products.

Operating Expenses. Operating expenses totaled $596,000 for the three months period ended June 30, 2002, a decrease of $367,000 from $963,000 for the three months period ended June 30, 2001. The decrease in operating expenses is primarily related to the following cost control measures:

-     Termination of 26 Hong Kong based employees in November 2001.
-     Termination of 2 employees and the lease agreement in the office in Minneapolis, Minnesota,
       USA, in April 2002.
-     Sublease of certain areas within the Hong Kong operations facility
-     Discontinuation of substantially all cash based marketing and advertising programs

As of June 30, 2002, the Company's estimated monthly cash requirement for operating expenses was approximately $91,000; a decrease of approximately $31,000 from the actual monthly cash requirement rate for the three months period ended March 31, 2002.

Share of Losses of Affiliated Companies. There is no share of losses of affiliated companies for the three months ended June 30, 2002, as compared to $(13,000) for the three months period ended June 30, 2001.

Interest Income. Interest income was $21,000 for the three months ended June 30, 2002, as compared to $39,000 for the three months ended June 30, 2001. The decrease is due to lower interest rate in 2002 compare to 2001.

Income Taxes. No tax provision has been recorded for the three months period ended June 30, 2002 as a result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

Minority Interests. Minority interests for the three months period ended June 30, 2002 totaled ($49,000), compared to $50,000 for the same period in the prior year and consisted of minority interest in the earnings of the PacSo and minority interest in the losses of Laptizen that commenced operations in December, 2001 and July, 2000 respectively.

(11)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues. Revenues for the six months period ended June 30, 2002 were $2,119,000, a decrease of $1,682,000 from $3,801,000 for the six months period ended June 30, 2001. This decrease in the Company's revenues is primarily attributable to discontinuation of Laptizen. For the six months period ended June 30, 2002, revenues consisted of $537,000 derived from IT system solutions services rendered and $803,000 from the sale of products through PacSo, $703,000 from the sale of telecommunication products through PacComm and $76,000 from web-site development services rendered by PacificNet Inc and PacificNet Limited.

During the six months period ended June 30, 2002, the Company's services revenue were generated from customers in Asia and the sales of telecommunication products and IT products to customers in Asia, Europe and United States.

Cost of Revenues. Cost of revenues for the six months period ended June 30, 2002 was $1,565,000, a decrease of $2,087,000 from $3,652,000 for the six months period ended June 30, 2001. This decrease was due to a corresponding decrease in revenues. Cost of revenues, as a percentage of revenues, was 22% for services rendered and 95% for both sale of telecommunication products through PacComm and sale of products and IT system solutions services through PacSo for the six months period ended June 30, 2002.

Gross margin for the six months period ended June 30, 2002 was $554,000, an increase of $405,000 from $149,000 for the six months period ended June 30, 2001. Gross margins for the six months period ended June 30, 2002, were 78% for services rendered and 5% for sale of telecommunication and IT products.

Operating Expenses. Operating expenses totaled $1,189,000 for the six months period ended June 30, 2002, a decrease of $1,041,000 from $2,230,000 for the six months period ended June 30, 2001. The decrease in operating expenses is primarily related to the following cost control measures:

-     Termination of 26 Hong Kong based employees in November 2001.
-     Termination of 2 employees and the lease agreement in the office in Minneapolis, USA, in April 2002.
-     Sublease of certain areas within the Hong Kong operations facility
-     Discontinuation of substantially all cash based marketing and advertising programs
-     Discontinuation of Laptizen’s business

As of June 30, 2002, the Company's estimated monthly cash requirement for operating expenses was approximately $106,000; a decrease of approximately $338,000 from the actual monthly cash requirement rate for the six months period ended June 30, 2001.

Share of Losses of Affiliated Companies. There is no share of losses of affiliated companies for the six months ended June 30, 2002, as compared to $(25,000) for the six months period ended June 30, 2001.

Interest Income. Interest income was $43,000 for the six months ended June 30, 2002, as compared to $116,000 for the six months ended June 30, 2001. The decrease is due to lower net cash balances before funds raised through the private placement and lower interest rate in 2002 compared to 2001.

Income Taxes. No tax provision has been recorded for the six months period ended June 30, 2002 as a result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

Minority Interests. Minority interests for the six months period ended June 30, 2002 totaled ($133,000), compared to $62,000 for the same period in the prior year and consisted of minority interest in the earnings of the PacSo and minority interest in the losses of Laptizen that commenced operations in December, 2001 and July, 2000 respectively.

(12)

LIQUIDITY AND CAPITAL RESOURCES

Cash. The Company's cash balance has increased by $2,243,000, from $1,344,000 to $3,587,000 at June 30, 2002, as compared to $1,300,000 at December 31, 2001. This increase is primarily due to the Sino Mart cash infusion completed as of March 27, 2002. Operating activities used ($638,000) of cash for continuing operations.

Working Capital. The Company's working capital increased by $4,342,000 at June 30, 2002, as compared to $1,012,000 at December 31, 2001. When compared to balances at December 31, 2001, the increase in working capital at June 30, 2002 reflects higher levels of cash $2,243,000, net account receivables $935,000, increase in other current assets $157,000 together with higher levels of current liabilities $5,000. The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

Property and Equipment Additions. The Company does not anticipate material expenditures for additions to property and equipment during the year 2002.

Investment in a Joint Venture. On July 31, 2001, the Company made a public announcement that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People's Republic of China by Holley Group Co., Ltd ("China Holley"). Subsequently, PacificNet and China Holley formed a Sino-Foreign Equity Joint Venture company called “Hangzhou Holley Pacific Software Co., Ltd.” In October 2001, PacificNet invested $255,000 to acquire 51% ownership of the joint venture. According to the joint venture agreement, PacificNet has 3 out of 5 board seats, and appoints the legal representative of the joint venture. The joint venture has not commenced any business operation as of the date of this quarterly report. Currently, Holley and PacificNet are discussing a mutually agreeable termination of the joint venture.

Investments in Affiliated & Subsidiary Companies. As of June 30, 2002, investments in affiliated and subsidiary companies aggregated $79,000 as compared to $95,000 as of December 31, 2001. The decrease of $16,000 comprised of a provision for impairment loss of affiliated companies of Xmedia Holdings Inc.

Other Investment. The Company owns 1,000,000 shares of Prism Communications International Limited (“Prism”), which the Company purchased at a cost of $32,000 and accounted for as Other Investment. In addition, the company and Prism will jointly explore the network infrastructure and network communications business. Prism will assist the Company to establish and implement telecommunication business strategies in Hong Kong and the People’s Republic of China.

Goodwill. The Company’s goodwill increased by $20,000 due to the purchase of a subsidiary company (“PacSo”) in January 2002.

Commitments for Additional Funding of Representative Office. The Company believes that representative office in the People’s Republic of China will generate incremental service revenues and product sales for the Company in fiscal year 2002. Furthermore, the Company anticipates that it may enter into additional joint venture arrangements and other investment structures in the future to further promote the sale and marketing of the Company's products and services.

Cash Needs for the Foreseeable Future. As of June 30, 2002, the Company had approximately $3.6 million of cash. The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology developments and capital expenditures. The Company expects that the principal sources of cash will be cash on hand and from future private placement activities of the Company’s new shares. In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect. The Company believes that these sources will be adequate to meet anticipated cash requirements for the remainder of fiscal 2002.

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

(13)

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

NONE.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the fiscal quarter ended June 30, 2002, the Company issued unregistered shares of its common stock in the following amounts:

        (1) On June 20, 2002, the Company issued 295,288 shares of common stock to the Vendors for acquisition of equipment, valued at the fair market value on the date of issuance. The closing price for the Company’s stock on the date of this issuance was $0.14 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

        (2) On June 26, 2002, the Company issued 80,000 shares of common stock to the Directors for services rendered, valued at the fair market value on the date of issuance. The closing price for the Company's stock on the date of this issuance was $0.16 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

        (3) On June 26, 2002, the Company issued 130,000 shares of common stock to the Advisors for services rendered, valued at the fair market value on the date of issuance. The closing price for the Company’s stock on the date of this issuance was $0.16 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

        (4) On June 26, 2002, the Company issued 49,300 shares of common stock to the Employees for services rendered, valued at the fair market value on the date of issuance. The closing price for the Company’s stock on the date of this issuance was $0.16 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

        (5) On June 26, 2002, the Company issued 200,000 shares of common stock to Nils Ollquist, Chief Executive Officer of Oriental Financial Services Limited, for services rendered as its financial advisor. The shares were valued at their fair market value on the date of issuance. The closing price for the Company’s stock on the date of this issuance was $0.16 per share. The issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

        The Company did not use underwriters in any of the foregoing issuances.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters have been submitted to a vote of the Company’s security holders during the period covered by this report.

(14)

ITEM 5.     OTHER INFORMATION

        Compliance with Nasdaq Smallcap Market Continued Listing Requirements.

        The Company's common stock is listed on the Nasdaq SmallCap Market under the symbol "PACT". On August 13, 2001, the Company received a notice from Nasdaq Listing Qualifications Staff ("Staff") that the Company's common stock had failed to maintain the Nasdaq National Market (the “National Market”) minimum $4,000,000 net tangible assets/minimum $10,000,000 stockholders' equity continued listing requirement and that this failure had continued beyond the ninety (90) day probationary period allowed under the NASD Rules. The letter specified that, as a result of the Company's failure to maintain the continued listing requirement, the Company's common stock would be de-listed from the National Market at the close of business on November 13, 2001.

        The Company determined to appeal the Staff’s decision before a Nasdaq Listing Qualifications Panel (the “Panel). In its December 13, 2001 Hearing Memorandum, the Staff further noted that, in addition to the net tangible assets/stockholders' equity continued listing criterion, the Company also failed to comply with the minimum bid price and market value of public float listing requirements. The Staff noted that notwithstanding the Company's failure to comply with these listing requirements, the Company was required to rectify the net tangible assets/stockholders' equity deficiency only. This was so because on September 27, 2001, Nasdaq implemented an emergency moratorium on the enforcement of certain continued listing requirements in response to extraordinary market conditions following the tragedy of September 11, 2001. Under the terms of the moratorium, enforcement of the minimum bid price and market value of public float listing requirements was suspended until January 2, 2002, at which time the respective thirty (30) and ninety (90) day probationary periods provided by NASD Marketplace Rules would start anew. On December 12, 2001, Nasdaq also reinstated its net tangible assets/stockholders' equity continued listing requirements. The listing criteria reinstatement took effect without adjustment. At the December 13, 2001 oral hearing before the Panel, the Company's executive management presented the Company's plan to regain compliance with the National Market continued listing criterion, and requested that the Panel grant the Company adequate time to implement the compliance plan.

        In accordance with the terms and conditions of the Exception, (i) the listing of the Company's securities was transferred from the National Market to the SmallCap Market effective as of January 30, 2002; and (ii) the Company was required to, on or before April 1, 2002, make a public filing with the SEC and the Staff evidencing net tangible assets of at least $5,000,000 and/or shareholders' equity of at least $5,500,000.

        On March 28, 2002, in accordance with the terms and conditions of the Exception, the Company made a public filing evidencing net tangible assets of at least $5,000,000 and shareholders' equity of at least $5,500,000. The Company also submitted additional material to the Panel including confirmation of the $3,480,000 deposit of Subscription Agreement proceeds from Sino Mart, a copy of the Certificate of Action evidencing receipt of stockholder approval of the proposals at the March 25, 2002 special stockholder meeting and a copy of the Current Report on Form 8-K containing balance sheet information with pro forma adjustments evidencing net tangible assets of at least $5,000,000 and shareholders' equity of at least $5,500,000. On April 3, 2002, the Company received a letter from the Staff confirming the Company's compliance with the exception granted by the Panel for continued listing on the SmallCap Market.

        The closing bid price per share of the Company’s common stock on August 9, 2002 was $0.13 per share. As of the date of this quarterly report, the Company is not in compliance with the SmallCap Market continued listing requirement for minimum bid price of $1.00 per share. The Company is within the 180-day grace period allowed by the NASD Marketplace Rules which grace period expires on August 22, 2002. On or before that date, the Company must demonstrate a closing bid price of at least $1.00 per share for at least 10 consecutive trading days in order to continue to have its securities listed on the SmallCap Market. In the event the Company does not comply with the SmallCap Market minimum bid price requirement, the Company's securities will be de-listed from the SmallCap Market without a prior notice. Should the Company’s securities be de-listed from the SmallCap, they may be eligible to be quoted on the OTC Bulletin Board.

(15)

        At the March 25, 2002 special stockholder meeting, the stockholders of the Company approved a reverse stock split of the Company's common stock, to be implemented in the discretion of the Company's Board of Directors, if and to the extent that the Board of Directors deems appropriate to maintain compliance with the minimum bid price requirement of the SmallCap Market in order to maintain the listing of the Company's common stock on the SmallCap Market. The reverse stock split proposal approved by the Company’s stockholders specified the maximum ratio for a reverse stock split not to exceed five-for-one in order for the Company to remain in compliance with other SmallCap continued listing requirements. Given the current per share price for the Company’s stock, the reverse stock split will not cure the Company’s minimum bid price of $1.00 per share continued listing requirement.

        On February 4, 2002, the Securities and Exchange Commission (the “SEC”) has approved an amendment to the NASD Marketplace Rule 4310 by adopting a new grace period of up to one year for a security quoted on the SmallCap Market to comply with the minimum $1.00 per share bid price maintenance requirement in a pilot program that will expire on December 31, 2003. The amendment was immediately effective. The SEC approval order was issued in time to be available for Nasdaq's issuance of mid-February grace period warning letters to those Nasdaq National Market and SmallCap companies that have failed to meet the $1 minimum bid price requirement for the thirty consecutive trading days since January 2, 2002 (the end of Nasdaq's temporary bid price moratorium). In its pertinent part, the amendment increases the 90-day grace period to 180 days. Further, following this initial grace period, SmallCap issuers that demonstrate compliance with the initial listing standards of the SmallCap Market, i.e. any of the following: $5 million in stockholder's equity, $50 million in market capitalization, or $750,000 in net income in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, will be afforded an additional 180-day grace period within which to regain compliance. The eligibility determination is based upon the issuer's most recent publicly filed financial information, e.g. a quarterly report on Form 10-Q. Therefore, under the amendment, an eligible SmallCap issuer may be afforded as much as one full year to regain compliance with the bid price requirement.

        The Company reported $5,089,000 in stockholders’ equity for the quarterly period ended June 30, 2002. As a result, the Company’s management intends to seek additional 180 days to regain compliance with the minimum $1.00 per share bid price maintenance requirement based on the stockholder's equity figure. There is no assurance that the Company’s request for additional grace period, when filed with the Nasdaq staff, will be granted. There is further no assurance that even if the Company is granted additional 180 days to regain its compliance with the minimum bid price continued listing requirement, the Company’s securities will trade at a closing bid price of at least $1.00 per share for at least 10 consecutive trading days in order to continue to be listed on the SmallCap Market. If the Company is unable to successfully maintain its listing on the SmallCap Market, the Company's ability to attract additional capital in support of its business strategies could be adversely affected. Should the Company’s securities be de-listed from the SmallCap, they may be eligible to be quoted on the OTC Bulletin Board. There is no assurance that the Company will be successful in obtaining the listing of its securities on the OTC-Bulletin Board.

(16)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)         Exhibits

    The following exhibits are filed as part of this report:

Exhibit
Number     Description
 ------------------------------------------------------------------------------------------------------------

2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the “Purchasers” named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the “Purchasers” named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended.
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company. (6)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (6)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.5	Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
99.1	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001. (7)
99.2	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001. (7)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc. (7)
99.4	Agreement for the sale and purchase of an equity interest in a Joint Venture to be formed in the People's Republic of China by Holley Group Co., Ltd. (8)
99.5	Subscription Agreement for shares in PacificNet Solutions Limited (8)
99.6	Biographical information of all of the current members of the Board of Directors of the Company - filed herewith. (9)
99.7	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.8	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
(1)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)	Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3)	Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(4)	Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
(5)	Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)
(6)	Incorporated by reference to the Company's Form 10-KSB filed on March 30, 2001.
(7)	Incorporated by reference to the Company's Form 8-K filed on March 28, 2002.
(8)	Incorporated by reference to the Company's Form 10-QSB filed on August 10, 2001.
(9)	Incorporated by reference to the Company's Form 10-QSB filed on May 20, 2002

(17)

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

Date: August 10, 2002	By: /s/ TONY I. TONG
Tong I. Tony
Chairman, Chief Executive Officer, President

Date: August 10, 2002	By: /s/ CLARENCE CHAN
Clarence Chan
Chief Financial Officer

(18)