Form 10QSB
period 2002-09-30
PACIFICNET INC
filed 2002-11-15
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _____ to _____


                        Commission File Number: 000-24985


                                 PACIFICNET INC.

              (Exact name of small business issuer in its charter)


                  DELAWARE                                   91-2118007
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

     UNIT 1702, CHINACHEM CENTURY TOWER,                         N/A
       178 GLOUCESTER ROAD, HONG KONG                        (ZIP CODE)
  (Address of principal executive offices)

                  REGISTRANT'S TELEPHONE NUMBER: 852-2876-2950

      PACIFICNET.COM, INC., 43/F., CHINA ONLINE CENTRE, 333 LOCKHART ROAD,
                               WANCHAI, HONG KONG
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 24,186,975 shares of the PacificNet Inc.'s (the "Company") Common Stock outstanding as of November 7, 2002.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----
PART 1 - FINANCIAL INFORMATION                                                 1

   ITEM 1 - FINANCIAL STATEMENTS                                               1

   Condensed Consolidated Balance Sheets -  as of September 30, 2002
(unaudited) and December 31, 2001 (audited)                                    1

   Unaudited Condensed Consolidated Statements of Operations - three and
nine months ended September 30, 2002 and 2001                                  2

   Unaudited Condensed Consolidated Statements of Cash Flows - nine
months September 30, 2002 and 2001                                             3

Notes to Consolidated Condensed Financial Statements                         4-6

   ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           6-13

   ITEM 3  - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION                                                   12

   ITEM 1 - LEGAL PROCEEDINGS                                                 13

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                         13

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   14

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

   ITEM 5 - OTHER INFORMATION                                              14-16

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               17-18

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

ITEM 1 - FINANCIAL STATEMENTS

                        PACIFICNET INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
  (In thousands of United States dollars, except par values and share numbers)

                                                           SEPTEMBER   DECEMBER
                                                           30, 2002    31, 2001
                                                           ---------   ---------
                                                           (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
Cash ...................................................   $  3,466    $  1,344
Receivables, net of allowance of $232 as of
September 30, 2002 and $232 as of December 31, 2001 ....        942         199
Inventories, net .......................................         93          93
Prepaid assets, rental deposits and other
current assets..........................................        326         216
                                                           ---------   ---------
Total Current Assets ...................................      4,827       1,852

Property and Equipment, net ............................        405         332
Capitalized Software Development Costs .................        133         229
Other Investments ......................................         32          --
Investments in Affiliated Companies & Subsidiaries .....         71          95
Investment in a Joint Venture ..........................        255          --
Goodwill ...............................................         20          --
Other Assets ...........................................         47          47
                                                           ---------   ---------
TOTAL ASSETS ...........................................   $  5,790    $  2,555
                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable .......................................   $    509    $    244
Accrued Expenses .......................................        155         280
Subscription Payable ...................................         --         316
                                                           ---------   ---------
Total Current Liabilities ..............................        664         840
                                                           ---------   ---------

Minority Interest in Consolidated Subsidiary ...........        109          33
                                                           ---------   ---------

STOCKHOLDERS' EQUITY:
Common Stock, par value $0.0001: Authorized -
125,000,000 shares Outstanding - 24,186,975 shares
as of September 30, 2002 and 8,173,142 shares as
of December 31, 2001 ...................................   $      2    $      1
Additional Paid-In Capital .............................     31,167      26,754
Accumulated Other Comprehensive Loss ...................        (22)        (22)
Accumulated Deficit ....................................    (26,130)    (25,051)
                                                           ---------   ---------
Total Stockholders' Equity .............................      5,017       1,682
                                                           ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $  5,790    $  2,555
                                                           =========   =========

                  See condensed notes to financial statements.

                                  PACIFICNET INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands of United States dollars, except share amounts)

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------------   -----------------------------
                                                        2002           2001            2002            2001
                                                   -------------   -------------   -------------   -------------

REVENUES ......................................... $        187    $      1,753    $      2,306    $      5,554
COST OF REVENUES ................................. $        (88)         (1,452)         (1,653)         (5,103)
                                                   -------------   -------------   -------------   -------------
Gross Margin .....................................           99             301             653             451

OPERATING EXPENSES
Selling, General and Administrative expenses ..... $       (414)         (1,278)         (1,469)         (3,508)
Depreciation and amortization .................... $        (69)             --            (203)             --
                                                   -------------   -------------   -------------   -------------
                                                           (483)         (1,278)         (1,672)         (3,508)
                                                   -------------   -------------   -------------   -------------
LOSS FROM OPERATIONS .............................         (384)           (977)         (1,019)         (3,057)
Share of profit/(losses) of affiliated companies..           --             (10)             --             (35)
Provision for impairment loss ....................           (8)           (358)            (24)         (1,093)
Interest Income .................................. $          5              33              48             148
                                                   -------------   -------------   -------------   -------------
LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS...         (387)         (1,312)           (995)         (4,037)
Minority Interests ............................... $         49              61             (84)            123
                                                   -------------   -------------   -------------   -------------

                                                   -------------   -------------   -------------   -------------
NET LOSS ......................................... $       (338)   $     (1,251)   $     (1,079)   $     (3,914)
                                                   =============   =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE:           $      (0.01)   $      (0.15)          (0.05)   $      (0.49)


Weighted average number of shares outstanding:       23,304,826       8,150,475      19,856,805       8,025,503

                            See condensed notes to financial statements.

                                                 4

                                  PACIFICNET INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands of United States dollars)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                              2002        2001
                                                                             --------   --------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss .................................................................   $(1,079)   $(3,914)
Adjustments:
Depreciation .............................................................       106        156
Amortization .............................................................        96        211
Expenses settled by issuance of Common Stock .............................       136        209
Equity in Losses of Affiliated Companies .................................        --         35
Provision for Impairment Loss of Affiliated Companies ....................        24      1,093
Changes in Current Assets and Current Liabilities:
      Receivables and Other Current Assets ...............................      (853)       390
      Inventories, net ...................................................        --         --
      Accounts Payable and Accrued Expenses ..............................      (176)       459
                                                                             --------   --------
      Net Cash Used in Continuing Operations .............................    (1,746)    (1,361)
      Net Cash Used in Discontinued Operations ...........................        --       (347)
                                                                             --------   --------
      Net Cash Used in Operating Activities ..............................    (1,746)    (1,708)
                                                                             --------   --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of Property and Equipment ....................................       (34)       (41)
Acquisition of Affiliate Company interests ...............................       (20)        --
Acquisition of a Joint Ventures ..........................................      (255)        --
Acquisition of Other Investments .........................................       (32)        --
Acquisition of Treasury Stock ............................................        --        (12)
Acquisition of Capitalized Software Development Costs and other assets ...        --       (138)
                                                                             --------   --------
       Net Cash Used in Investing Activities .............................      (341)      (191)

MINORITY INTEREST ........................................................        76       (123)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock ...................................     4,133         --
                                                                             --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................        --         (8)
                                                                             --------   --------

INCREASE (DECREASE) IN CASH ..............................................     2,122     (2,030)
CASH, BEGINNING OF PERIOD ................................................     1,344      4,197
                                                                             --------   --------
CASH, END OF PERIOD ......................................................   $ 3,466    $ 2,167
                                                                             ========   ========

                            See condensed notes to financial statements.

                                                 5

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)


1.  BASIS OF PRESENTATION


INTERIM FINANCIAL STATEMENTS. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2001, filed with the Company's Annual Report on Form 10-KSB.

INVESTMENT IN A JOINT VENTURE. On July 31,2001, the Company made a public announcement that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People's Republic of China by Holley Group Co., Ltd ("China Holley"). Subsequently, PacificNet and China Holley formed a Sino-Foreign Equity Joint Venture company called "Hangzhou Holley Pacific Software Co., Ltd". In October 2001, PacificNet invested $255,000 to acquire 51% ownership of the joint venture. According to the joint venture agreement, PacificNet has 3 out of 5 board seats, and appoints the legal representative of the joint venture. The joint venture has not commenced its operations. Currently, China Holley and PacificNet are discussing a mutually agreeable termination of the joint venture.


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


The Nasdaq Listing Qualifications Panel has imposed further restrictions and additional compliance requirements on the Company's listing status on the Nasdaq SmallCap Market. Please see Part II Item 5 "Other Information" for a complete discussion of the Company's current status.


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

The computation of basic earnings (loss) per share is as follows:

(IN THOUSANDS OF UNITED STATES DOLLARS,         Three Months   Three Months    Nine Months     Nine Months
EXCEPT WEIGHTED SHARES AND PER                      Ended          Ended           Ended           Ended
SHARE AMOUNTS)                                     9/30/02        9/30/01         9/30/02         9/30/01
                                                -------------   -------------   -------------   -----------
Numerator-net loss                              $       (338)   $     (1,251)   $     (1,079)   $   (3,914)
Denominator-weighted average number of common                                                    8,025,503
shares outstanding                                23,304,826       8,150,475      19,856,805            --
                                                =============   =============   =============   ===========
Basic and diluted loss per share                $      (0.01)   $      (0.15)   $      (0.05)   $    (0.49)
                                                =============   =============   =============   ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001 AND QUARTERLY REPORTS ON FORM 10-QSB FOR THE QUARTERS ENDED MARCH 31 AND JUNE 30, 2002, RESPECTIVELY.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

Currently, we consider our accounting policy for long-lived assets and provisions for impairment losses of affiliated companies to be affected by management judgments and/or uncertainties. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability. Judgment is required in assessing the realization of any future economic benefits resulting from the carrying value of the assets. Fluctuations in the actual outcome of these future economic benefits could materially impact the Company's financial position or its results of operations. In the event that the Company did not generate any future economic benefit as a result of the carrying value of the related assets, total assets would be overstated by approximately $960,000 (long-lived assets includes p,p and e) . Reducing the assets to zero would result in an additional expense in the period in which it is determined that the asset cannot be realized. These assets represent approximately 16.5% of our total assets at September 30, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect on the company's financial statements:

APRIL 2002 - SFAS NO. 145 - "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." This statement is effective for fiscal years beginning after May 15, 2002.

JUNE 2002 - SFAS NO. 146 - "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company believes this standard does not have any material effect on its financial statements. Effective for exit or disposal activities initiated after December 31, 2002.

OCTOBER 2002 - SFAS NO. 147 - "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.



NATURE OF THE OPERATIONS OF THE COMPANY
---------------------------------------

NATURE OF BUSINESS.


         PacificNet Inc. is a Delaware corporation with offices in the USA, Hong Kong, China, and Malaysia. PacificNet. is a technology investment and management company that, through its subsidiaries, invests in systems integration, network communications, customer relationship management (CRM) solutions, information technology solutions, and value-added telecommunication services in Asia. The Company grows by acquiring and managing growing technology and network communications businesses with established products and customers in Asia. The Company also plans to provide customer service, CRM and Call Center solutions. The Company plans to launch a VoIP, IP Phone, VPN, Call Center and CRM business between USA and Asia. The Company's business strategy is to take a leading role in a rapidly expanding business sector, namely, the IT solution provision and network communication businesses in the Asian and Greater China Regions. The business of the Company can be classified into three main operating units:


o PacificNet Limited ("PacificNet") - In conjunction with the Company's business of providing telecommunication services, PacificNet also engages in the distribution of the telecommunication products, which includes resale of PABX telephone systems, basic switches and router equipment and mobile phone accessories targeting for retail customers.

o PacificNet Communications Limited ("PacComm") - a wholly owned subsidiary of the Company that provides voice and data network communication and value added telecommunications services. PacComm executes its business strategy through engaging in a wide variety of telecommunication solutions including resale of telecom services, international simple resale, retail IDD long-distance services, mobile virtual network operations (MVNO), valued added mobile communication services, voice over internet protocol
      (VOIP), IP phone products, unified messaging service (UMS), short messaging service (SMS) and telecommunication related software.

o PacificNet Solutions Limited ("PacSo") - a majority-owned subsidiary of the Company that specializes in system integration, software application and e-business solution services in Hong Kong and Greater China Region. The scope of products and services includes smart card solutions, web based front-end applications and web based connection to backend enterprise planning systems.

In June 2001, the Company's management, with the Board of Directors' approval, decided to expand its business in the Greater China Region. Subsequently, in February 2002, the Company established a subsidiary office (registered as a Wholly Owned Foreign Enterprise, WOFE) in Shenzhen, the People's Republic of China ("PRC"), to expand its research, development, marketing and distribution in the PRC.

THREE MONTHS ENDED SEPTEMBER 30 , 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues for the three months ended September 30, 2002 were $187,000, a decrease of $1,566,000 from $1,753,000 for the three months ended September 30, 2001. For the three months ended September 30, 2002, revenues consisted of $204,000 derived from services rendered through its PacSo subsidiary.

The significant decrease in revenues was due to disposition of Laptizen business which generated revenue of $1.5m for the three months ended September 30,2001. However since the Laptizen business did not generate any profit the management decided to discontinue this subsidiary as of June 30, 2002.

During the three months ended September 30, 2002, PacificNet's services revenue was generated from customers in Asia.

COST OF REVENUES. Cost of revenues for the three months ended September 30, 2002 was $88,000 a decrease of $1,364,000 from $1,452,000 for the three months ended September 30, 2001. This decrease was due to a corresponding decrease in revenues. Cost of revenues, as a percentage of revenues, was 72% for services rendered through systems solutions services in PacSo subsidiary for the three months ended September 30, 2002. Since all retailing activities related to Laptizen had ceased operation the cost of revenues was decreased accordingly with the revenues.

Gross margin for the three months ended September 30, 2002 was $99,000, a decrease of $202,000 from $301,000 for the three months ended September 30, 2001. Gross margins for the three months ended September 30, 2002, were comprised of 28% for services rendered.

OPERATING EXPENSES. Operating expenses totaled $483,000 for the three months ended September 30,2002, a decrease of $795,000 from $1,278,000 for the three months ended September 30, 2001. The decrease in operating expenses is primarily related to the following cost control measures:


- Move to smaller and lower cost offices both in Hong Kong and the United States operations facility.

- Outsourcing of certain software development, IT project management and operations, customer support services to the lower cost office in ShenZhen, China.

- Discontinuation of substantially all cash based marketing and advertising programs.


SHARE OF LOSSES OF AFFILIATED COMPANIES. There is no share of losses of affiliated companies for the three months ended September 30, 2002, as compared to $(10,000) for the three months ended September 30, 2001.

INTEREST INCOME. Interest income was $5,000 for the three months ended September 30, 2002, as compared to $33,000 for the three months ended September 30, 2001. The decrease is due to lower interest rate in 2002 over 2001.

INCOME TAXES. No tax provision has been recorded for the three months ended September 30, 2002, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended September 30, 2002 totaled $49,000, compared with $61,000 for the same period in the prior year and consisted of minority interest in the earnings of the PacSo and Laptizen consolidated subsidiary that commenced operations in December 2001 and July, 2000 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues for the nine month period ended September 30, 2002 were $2,306,000, a decrease of $3,248,000 from $5,554,000 for the six month period ended September 30, 2001. This decrease in the Company's revenues was primarily attributable to discontinuation of Laptizen. For the nine months period ended September 30, 2002, revenues consisted of $662,000 derived from IT system solutions services rendered and $803,000 from the sale of products through PacSo, $703,000 from the sale of telecommunication products through PacComm and $138,000 from web-site development services rendered by PacificNet and PacificNet Limited.

During the nine month period ended September 30, 2002, the Company's services revenue were generated from customers in Asia and the sales of telecommunication products and IT products to customers in Asia, Europe and United States.


COST OF REVENUES. Cost of revenues for the nine month period ended September 30, 2002 was $1,653,000, a decrease of $3,450,000 from $5,103,000 for the nine month period ended September 30, 2001. This decrease was due to a corresponding decrease in revenues. Cost of revenues, as a percentage of revenues, was 20% for services rendered and 99% for both sale of telecommunication products through PacComm and sale of products and IT system solutions services through PacSo for the nine months period ended September 30, 2002.


Gross margin for the nine month period ended September 30, 2002 was $653,000, an increase of $202,000 from $451,000 for the nine month period ended September 30, 2001. Gross margins for the nine month period ended September 30, 2002 were 80% for services rendered and 1% for sale of telecommunication and IT products.

OPERATING EXPENSES. Operating expenses totaled $1,672,000 for the nine month period ended September 30, 2002, a decrease of $1,836,000 from $3,508,000 for the nine month period ended September 30, 2001. The decrease in operating expenses is primarily related to the following cost control measures:

- Termination of 26 Hong Kong based employees in November 2001 resulting in a decrease of salaries and wages of of $106,000;

- Termination of 2 employees and the lease agreement on the offices in Minneapolis, USA, in April 2002 thereby reducing related costs by $78,000;

- Relocation to smaller and lower cost offices both in Hong Kong and the United States operations facility reducing occupancy costs by approximately $335,000;

- Outsourcing of certain software development, IT project management and operations, customer support services to the lower cost office in ShenZhen, China, which and cut the cost of revenues up to $65,000;

- Discontinuation of substantially all cash based marketing and advertising programs decrease the operating expense of $486,000; and

- Discontinuation of Laptizen's business, reducing operating costs by $562,000.


SHARE OF LOSSES OF AFFILIATED COMPANIES. There is no share of losses of affiliated companies for the nine months ended September 30, 2002, as compared to $(35,000) for the nine months period ended September 30, 2001.

INTEREST INCOME. Interest income was $48,000 for the nine months ended September 30, 2002, as compared to $148,000 for the nine months ended September 30, 2001. The decrease is due to lower net cash balances of funds raised through the private placement and lower interest rate in 2002 compared to 2001.

INCOME TAXES. No tax provision has been recorded for the nine months period ended September 30, 2002 as a result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the nine months period ended September 30, 2002 totaled ($84,000), compared to $123,000 for the same period in the prior year and consisted of minority interest in the earnings of the PacSo and minority interest in the losses of Laptizen that commenced operations in December 2001 and July 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH. The Company's cash balance increased by $2,122,000 to $3,466,000 at September 30, 2002, as compared to $1,344,000 at December 31, 2001 due to cash balances of $4,000,000 received from the sale of common stock and operating activities used ($534,000) of cash for continuing operations due to cost control policy as further described in results of operations above.

WORKING CAPITAL. The Company's working capital increased to $4,163,000 at September 30, 2002, as compared to $1,012,000 at December 31, 2001. When compared to balances at December 31, 2001,the increase in working capital at September 30, 2002 reflects higher levels of cash $2,122,000, net accounts receivable $743,000, and higher levels of other current assets $110,000, together with lower levels of current liabilities ($176,000). The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

CASH NEEDS FOR THE FORESEEABLE FUTURE. The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology developments and capital expenditures. The Company expects that the principal sources of cash will be cash on hand and from future private placement activities of the Company's new shares. In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect. The Company believes that these sources will be adequate to meet anticipated cash requirements for the remainder of fiscal 2002.

PROPERTY AND EQUIPMENT ADDITIONS. For the nine months ended September 30, 2002, the increase is due to the acquisition of equipment from Aberdeen Development Corporation for the Customer Service, CRM and Call Center operation purchased at the fair market value of the assets received ($135,000) and financed through the issuance of 450,000 shares of the Company's common stock at $0.30 per share. The fair market value of the Company's common stock on the date of issuance was $0.15.

INVESTMENT IN A JOINT VENTURE. On July 31, 2001, the Company made a public announcement that it had entered into an agreement dated July 28, 2001 for the sale and purchase of an equity interest in a Joint Venture in the People's Republic of China by Holley Group Co., Ltd ("China Holley"). Subsequently, PacificNet and China Holley formed a Sino-Foreign Equity Joint Venture company called "Hangzhou Holley Pacific Software Co., Ltd." In October 2001, PacificNet invested $255,000 to acquire 51% ownership of the joint venture. According to the joint venture agreement, PacificNet has three out of five board seats, and appoints the legal representative of the joint venture. The joint venture has not commenced any business operation as of the date of this quarterly report. Currently, China Holley and PacificNet are discussing a mutually agreeable termination of the joint venture.

INVESTMENTS IN AFFILIATED & SUBSIDIARY COMPANIES. As of September 30, 2002, investments in affiliated and subsidiary companies aggregated $71,000 as compared to $95,000 as of December 31, 2001. The decrease of $24,000 comprised of a provision for impairment loss of affiliated companies of Xmedia Holdings Inc.

OTHER INVESTMENT. The Company owns 1,000,000 shares of Prism Communications International Limited ("Prism"), which the Company purchased at a cost of $32,000 and accounted for as Other Investment. In addition, the company and Prism will jointly explore the network infrastructure and network communications business. Prism will assist the Company to establish and implement telecommunication business strategies in Hong Kong and the People's Republic of China.

GOODWILL. The Company's goodwill increased by $20,000 due to the purchase of a subsidiary company, PacSo, in January 2002.

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

INFLATION. Inflation has not had a material impact on the Company's business in recent years.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception. The Company believes that its business is not subject to seasonal and quarterly fluctuations; however, since the Company has only been in existence since July 1999, it has limited operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.

ITEM 3.  CONTROLS AND PROCEDURES

         In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and within 90 days of the date of this Quarterly Report on Form 10-QSB, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-QSB. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C.
1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-QSB.

         As of the date of this Quarterly Report on Form 10-QSB, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended September 30, 2002, the Company issued unregistered shares of its common stock in the following transactions:

(1) On August 30, 2002, the Company issued 57,400 shares of common stock to certain employees of the Company for services rendered, valued at the fair market value of approximately $8,610 on the date of issuance. The closing price for the Company's stock on the date of this issuance was $0.15 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

(2) On September 3, 2002, the Company issued 191,924 shares of common stock to Jaffe Development Limited, for settlement of past due rent costs. The shares were valued at their fair market value of approximately $32,627 on the date of issuance. The closing price for the Company's stock on the date of this issuance was $0.17 per share. The issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

(3) On September 30, 2002, the Company issued 630,000 shares of common stock to its directors, employees, certain advisors and consultants for services rendered, valued at the fair market value of approximately $94,500 on the date of issuance. The closing price for the Company's stock on the date of this issuance was $0.15 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

(4) On September 30, 2002, the Company issued 450,000 shares of common stock to Aberdeen Development Corporation, for the acquisition of a Customer Service, CRM and Call Center operation and assets, all valued at about US$135,000, located in Aberdeen, South Dakota, USA. PacificNet plans to launch an operation in the trans-pacific telecom, VoIP, IP Phone, VPN, Call Center and CRM business between USA and Asia. The shares were valued at US$0.30 per share, which is above market value on the date of issuance. The closing price for the Company's stock on the date of this issuance was $0.15 per share. The issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

(5) On September 30, 2002, the Company issued 30,000 shares of common stock to Au Mee Chun, for the acquisition of a motor vehicle asset, valued at about US$9,600. The closing price for the Company's stock on the date of this issuance was $0.15 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

The Company did not use underwriters in any of the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the Company's security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION

         NASDAQ SMALLCAP MARKET CONTINUED LISTING COMPLIANCE MATTERS.

         As of the date of this Quarterly Report, the Company's common stock is listed on the Nasdaq SmallCap Market ("SmallCap Market") under the symbol "PACT." On August 13, 2001, the Company received a notice from Nasdaq Listing Qualifications Hearings ("Staff") that the Company's common stock had failed to maintain the Nasdaq National Market ("National Market") minimum $4,000,000 net tangible assets/minimum $10,000,000 stockholders' equity continued listing requirement and that this failure had continued beyond the ninety (90) day probationary period allowed under the NASD Rules. The notice specified that, as a result of the Company's failure to maintain the continued listing requirement, its common stock would be de-listed from the National Market at the close of business on November 13, 2001. However, the Company appealed that decision, and the de-listing was stayed pending a hearing before the Nasdaq Listing Qualifications Panel (the "Panel") on December 13, 2001. In its December 13, 2001 Hearing Memorandum, the Staff further noted that, in addition to the net tangible assets/stockholders' equity continued listing criterion, PacificNet also failed to comply with the minimum bid price and market value of public float listing requirements. The Staff noted that notwithstanding PacificNet's failure to comply with these listing requirements, the Company was required to rectify the net tangible assets/stockholders' equity deficiency only. This was so because on September 27, 2001, Nasdaq implemented an emergency moratorium on the enforcement of minimum bid price and market value of public float continued listing requirements. The Nasdaq Stock Market ("Nasdaq") implemented the enforcement moratorium in response to extraordinary market conditions following the tragedy of September 11, 2001. Under the terms of the moratorium, enforcement of the minimum bid price and market value of public float listing requirements was suspended until January 2, 2002, at which time the respective thirty (30) and ninety (90) day probationary periods provided by NASD Rules would start anew. On December 12, 2001, Nasdaq also reinstated its net tangible assets/stockholders' equity continued listing requirements. The listing criteria reinstatement took effect without adjustment. At the December 13, 2001 oral hearing before the Panel, the Company's executive management presented PacificNet's plan to regain compliance with the National Market continued listing criterion, and requested that the Panel grant PacificNet adequate time to implement the compliance plan. On January 29, 2002 the Panel granted the Company's request for an exception from the National Market continued listing criteria (the "Exception"). Specifically, the Panel notified the Company that the listing of its securities would be transferred from the National Market to the SmallCap Market effective as of January 30, 2002. Further, under the terms and conditions of the Panel's Exception, PacificNet was required to, on or before April 1, 2002, make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $5,000,000 and/or shareholders' equity of at least $5,500,000. The public filing must contain a balance sheet no older than 45 days including pro forma adjustments for any significant events or transactions occurring on or before the filing date.

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

         On April 3, 2002 the Company received a letter from the Staff confirming the Company's compliance with the terms of the Exception. However, the Company is currently not in compliance with the SmallCap Market continued listing requirement for minimum bid price of $1.00 per share. On August 16, 2002, the Company made another submission to the Panel and to the Staff requesting additional 180 days to regain compliance with the minimum bid price requirement in accordance with the terms of SEC Release No. 34-45387 (Feb. 4, 2002). In its September 9, 2002 correspondence, the Staff informed the Company that, having reviewed the Company's August 16, 2002 submission, the Panel granted an additional 180 day grace period to satisfy the $1.00 minimum bid price continued listing requirement. The Panel noted that the Company was required to, on or before February 19, 2003, demonstrate a closing bid price of at least $1.00 and, immediately thereafter, evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In the event the Company does not comply with the SmallCap Market minimum bid price requirement, the Company's securities will be de-listed from the SmallCap Market without a prior notice.

         The closing bid price per share of PacificNet's common stock on November 12, 2002 was $0.10 per share. At the March 25, 2002 special stockholder meeting, the stockholders of the Company authorized the Board of Directors of the Company to effect a reverse stock split of PacificNet's common stock, to be implemented in the discretion of the Company's board of directors, if and to the extent that the Board of Directors deems appropriate to maintain compliance with the minimum bid price requirement of the SmallCap Market in order to maintain the listing of PacificNet's common stock on the SmallCap Market. In the event that the Board of Directors effects the approved reverse stock split and/or the stock price does not otherwise increase and remain at the greater than $1.00 per share level for at least ten (10) consecutive trading days so as to meet the SmallCap minimum bid price continued listing requirement, PacificNet's common stock could cease to be listed on the SmallCap Market. In that circumstance the Company would seek to have its securities listed on the OTC-Bulletin Board.

         In its September 9, 2002 correspondence, the Staff also notified the Company that as of September 4, 2002, the Company had not been in compliance with the market value of publicly held shares ("MVPHS") SmallCap Market continued listing requirement. The Staff requested that the Company, on or before September 16, 2002, provide a plan of compliance for this alleged deficiency. In compliance with this request, the Company submitted its own MVPHS calculations to demonstrate that the Company was, indeed, in compliance with the MVPHS listing requirement. On September 30, 2002 the Company filed a Current Report on Form 8-K containing an updated beneficial ownership information to evidence its calculations. Having reviewed the Company's filings and submissions, the Panel stated that it determined to continue the Company's listing on the SmallCap Market pursuant to the following exception:

1 On or before December 9, 2002, the Company must demonstrate a market value of publicly held shares of at least $1,000,000; immediately thereafter, the Company must evidence a market value of publicly held shares of at least $1,000,000 for a minimum of ten (10) consecutive trading days; and

2 On or before February 19, 2003, the Company must demonstrate a closing bid price of at least $1.00 per share; immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive trading days.

         All other terms and conditions of the Panel's September 9, April 3, February 12 and January 29, 2002 decisions remain in effect. There is no assurance that the Company will be able to meet either and/or both of the foregoing SmallCap Market continued listing criteria. In the event that the Company's securities are de-listed from the SmallCap Market for its failure to regain compliance with any of the foregoing listing criteria, the Company's securities may be eligible to be quoted on the OTC Bulletin Board.

         As of November 11, 2002, the Company had 24,186,975 total outstanding shares, with 11,061,058 shares of common stock in public float (as the term is defined under the NASD Rules). As of the same date, the closing bid price for the Company's stock was $0.10 per share.

RESIGNATION AND APPOINTMENT OF OFFICERS.

         On September 1, 2002, Mr. Clarence Chan resigned as the Chief Financial Officer of the Company. Effective as of September 27, 2002, Mr. Shao Jian Wang, VP of International Business was appointed as the new Chief Financial Officer of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)         Exhibits
             The following exhibits are filed as part of this report:

Exhibit
Number   Description
-------  -----------------------------------------------------------------------

2.1 Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2 Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3 Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC.
         (3)
2.4 Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5 Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6 Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1      Certificate of Incorporation, as amended. (1)
3.2      By Laws of the Company. (5)
3.3      Amendment to By Laws of the Company. (2)
4        Specimen Stock Certificate of the Company. (6)
10.1     Form of Indemnification Agreement with officers and directors. (1)
10.2     Amendment to 1998 Stock Option Plan. (6)
10.3 Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4     Sub-Lease Agreement LDA-2 dated September 22, 2000. (6)
10.5     Sub-Lease Agreement LDA-3 dated May 8, 2000. (6)
4.1 Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001; Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 28, 2002 and is incorporated by reference herein
4.2 Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001; Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 28, 2002 and is incorporated by reference herein
4.3 19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc.
4.4 Agreement for the sale and purchase of an equity interest in a Joint Venture to be formed in the People's Republic of China by Holley Group Co., Ltd.; Filed as Exhibit 99.4 to the Company's Form 10-QSB filed on 8/10/01 and is incorporated by reference herein.
4.5 Subscription Agreement for shares in PacificNet Solutions Limited Filed as Exhibit 99.5 to the Company's Form 10-QSB filed on 8/10/01 and is incorporated by reference herein.
4.6 Biographical information of all of the current members of the Board of Directors of the Company Filed as Exhibit 99.6 to the Company's Form 10-QSB filed on 05/20/02 and is incorporated by reference herein.
99.7 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (7)
99.8 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (7)


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

(7) Filed herewith.

(b) Reports on Form 8-K

         (1) Current Report on Form 8-K dated and filed September 30, 2002 - The Company updated its beneficial ownership information.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PACIFICNET INC.


Date: November 14, 2002                  By:  /s/ TONY TONG
                                              ----------------------------------
                                              Tony Tong
                                              Chairman, Chief Executive Officer


Date: November 14, 2002                  By:  /s/ SHAO JIAN WANG
                                              ----------------------------------
                                              Shao Jian Wang
                                              Chief Financial Officer

                       OFFICER'S CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

         I, Tony Tong, Chief Executive Officer of PacificNet Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PacificNet Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14,  2002

By:  /s/ Tony Tong
     -----------------------
     Tony Tong
     Chief Executive Officer

                       OFFICER'S CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

         I, Shao Jian Wang, Chief Financial Officer of PacificNet Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PacificNet Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14,  2002

By:  /s/ Shao Jian Wang
     -----------------------
     Shao Jian Wang
     Chief Financial Officer