Form 10KSB
period 2002-12-31
PACIFICNET INC
filed 2003-03-31
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

UNIT 1702, CHINACHEM CENTURY TOWER, 178 GLOUCESTER ROAD,
                  WANCHAI, HONG KONG                                N/A
      (Address of principal executive offices)                   (Zip Code)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900

   PACIFICNET.COM INC., 7808 CREEKRIDGE CIRCLE, SUITE101 BLOOMINGTON, MN 55439
   ---------------------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $2,319,000. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 24, 2003 was approximately $8,084,614, based upon the closing sale price of $2.95 per share as reported by The Nasdaq Small Cap Market on such date. There were 4,980,452 shares of the Company's common stock outstanding on March 24, 2003.

Transitional Small Business Disclosure Format (check one): YES / /   NO /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

                                TABLE OF CONTENTS

                                     PART I

 1.    Description of Business                                                 3
 2.    Description of Property                                                 9
 3.    Legal Proceedings                                                      10
 4.    Submission of Matters to a Vote of Security Holders                    10

                                     PART II

 5.    Market for Common Equity and Related Stockholder Matters               11
 6.    Management's Discussion and Analysis or Plan of Operation              11
 7.    Financial Statements                                                   15
 8.    Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                30

                                    PART III

 9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   31
10.    Executive Compensation                                                 31
11.    Security Ownership of Certain Beneficial Owners and Management         31
12.    Certain Relationships and Related Transactions                         31
13.    Controls and Procedures                                                31
14.    Exhibits and Reports on Form 8-K                                       32

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") is a leading technology investment and management company that invests in systems integration, network communications, customer relationship management (CRM) solutions, information technology solutions, and telecommunications in Asia. The company intends to continue to grow by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

The Company also engages in telecommunications, performs voice and data network communications and value-added telecommunication products and services. The Company's business strategy is to take a leading role into a rapidly expanding business sector, namely the IT solution provision and network communication businesses, in Asian and the greater PRC region. The business of PacificNet can be classified into three main operating units:

- PacificNet Solutions Ltd. (referred to herein as "PacSo") - PacSo is a subsidiary of PacificNet that specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of product and services include smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

- PacificNet Communications Ltd. (referred to herein as "PacComm") - PacComm is a subsidiary of PacificNet Inc. and a leading provider of value-added telecom services including call center, customer relationship management
      (CRM), telemarketing, and data-mining services, and mobile data services such as short message service (SMS), multi-media message service (MMS), unified messaging service (UMS), location-based service (LBS), WAP, and BREW-based CDMA applications, mobile commerce, roaming, paging, wireless internet, virtual private network (VPN) and voice over internet protocol
      (VoIP) services in the Greater China Region.

- PacificNet Limited - PacificNet Limited is a distributor and reseller of telecommunication, networking and computer equipment. In conjunction with the Company's business of providing telecommunication services, PacificNet Limited is also engaged in telecommunication product distributions, which includes the resale of PABX telephone systems, basic switches and router equipments and mobile phone accessories targeted for retail customers.

In June 2001, the Company's management, with the Board of Directors' approval, decided to expand its business strategy to the Greater China Region. Subsequently, in February 2002, the Company established a subsidiary office (registered as a Wholly Owned Foreign Enterprise, "WOFE") in Shenzhen, the People's Republic of China ("PRC"), to expand its research, development, marketing and distribution in the PRC.

In March 2003, the Company announced that it had completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore." The Company owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region.

PRINCIPAL CUSTOMERS

The Company's customers for its products and services are located in Hong Kong, mainland China and other regions of Asia. For the year ended December 31, 2002, the Company's major customers included Chinachem Group, Sony, Swire Travel Ltd, Chevalier (HK) Ltd, The HSBC Group, McDonald's Restaurants (Hong Kong) Limited, Marketing Decision Research (Pacific) Ltd, Dun & Bradstreet (HK) Ltd and Telecom Digital Data Ltd. These customers accounted for approximately 19% of the Company's services revenue and 50% of total revenue for the year ended December 31, 2002. Although the Company does not have any long-term agreements with any of its clients, it believes that its relationships with its customers are excellent. A brief description of these customers is as follows:

CHINACHEM GROUP - ChinaChem Group is one of the largest privately held property developers located in Hong Kong and includes ChinaChem Entertainment Ltd, one of the largest privately held entertainment companies in Hong Kong involved in the cinema, game center and karaoke businesses.

SONY (SO-NET) - So-net, Hong Kong, a wholly-owned subsidiary of Sony Corporation of Hong Kong Limited, was granted a sub-license from Sony Communication Network Corporation (SCN) to create a broadband service under the So-net brand. Since its establishment in 1996, So-net has become the third largest Internet Service Providers in Japan with a subscriber base of 1.7 million.

SWIRE TRAVEL - A travel management company with over half a century of experience servicing Hong Kong's most elite companies. Swire Travel's main expertise is the management of corporate travel in which a wide range of services is available to meet the needs of its business clients.

CHEVALIER - Chevalier is engaged in the marketing, installation and maintenance of lifts, escalators, air-conditioning systems, electrical and mechanical systems, power and industrial equipment, environmental engineering, supply and installation of building materials and equipment, sale servicing and leasing of automobiles, property development and investment; a wide range of voice and data communication equipment and services, system integrated IT solutions; sale and servicing of business machines and household products.

THE HSBC GROUP - The HSBC Group is one of the world's largest banking and financial services organizations. Today, the HSBC Group has some 8,400 offices in 81 countries and territories in Europe, the Asia-Pacific region, the Americas, the Middle East and Africa. At the Group's core around the world are domestic commercial banking and financial services, which fund themselves locally and do business locally. Highly efficient technology links these operations to deliver a wide range of international products and services, adapted to the needs of local customers.

MCDONALD'S RESTAURANTS (HONG KONG) LIMITED (MCDONALD'S) - McDonald's was established in 1975. Today, there are over 200 McDonald's restaurants in Hong Kong, and more than 10,000 McDonald's staff. In addition to the McDonald's restaurants, McDonald's also opened McCafe and Grab'n Go Sandwiches outlets in Hong Kong, in a bid to meet the needs of different customers.

MARKETING DECISION RESEARCH (PACIFIC) LTD (MDR) - MDR is a professional full service research agency with offices in Hong Kong, Taiwan (Taipei and Kaohsiung), China (Beijing, Shanghai, Guangzhou, Chengdu and Shenzhen) and a comprehensive network of strategic partners covering all major cities throughout China which has a qualified team of Chinese professionals in most local markets.

DUN & BRADSTREET (HK) LTD (D&B) -Dun & Bradstreet (HK) Ltd. (D&B) established in 1981, has developed into a full-fledged operation offering a wide spectrum of risk management, sales & marketing, business education solutions and small business solutions. Their solutions help businesses, large and small, to manage credit exposure, improve cash flow, find profitable customers, analyze the marketplace and manage databases efficiently. In Hong Kong, D&B employs approximately 100 dedicated associates, and maintains a databases with coverage of 100% local Limited Companies, which links to their global data mart of over 70 million businesses, providing the largest information resource of its kind in supporting critical business decisions, locally and internationally. D&B HK serves as the head office for the Greater China Region.

TELECOM DIGITAL DATA LIMITED (TSL) - TSL is an integrated telecommunication service provider in the field of paging, mobile phone and the Internet. TSL is the leading company in the paging industry as well as one of the most progressive mobile phone and internet service providers in the market today, serving over 130,000 paging subscribers and over 150,000 mobile phone subscribers in Hong Kong, Macau and China. As one of the Internet Service Provider in the market, TSL has been providing gateway access to the Internet for both their subscribers and the general public since 1997 and are aggressively developing the integration of our services through e-commerce and m-commerce.

SERVICES

The Company provides consulting services to engage in e-business and e-commerce that are summarized as follows:

CONSULTING SERVICES. The Company consults with its customers to establish online e-business environments. Consulting services include the identification of specific content nature, user-friendly interface, overall web themes and designs, target user groups, web advertising and integrated online solutions.

ENVIRONMENT DESIGN SERVICES. The Company delivers creative and innovative results in visual layout, interactive graphics, video and audio clips to customize websites in order to present a certain theme, look-and-feel, or to target specific industries or markets. The Company also offers web domain registration services where customers can choose from a wide variety of templates and themes, then fill in the blanks for company profile, contact details, products and services information.

PROJECT MANAGEMENT AND IMPLEMENTATION SERVICES. PacificNet provides project management and general information technology (IT) consulting services to its customers. PacificNet has developed and uses a structured project management and implementation methodology for customer projects. Our technical team provides consulting services in the following areas:

      -     IT Procurement and Installation
      -     Unit and System Testing

SALES AND MARKETING

The Company historically has not engaged in any significant marketing activities and has relied primarily on its reputation for quality and efficiency among its customers and leveraging its strategic investors to obtain new business.

BACKLOG

There was no significant backlog of services to render to customers for PacComm, PacificNet and PacSo as of December 31, 2002.

FACILITIES

The Company and its consolidated subsidiaries maintain the following facilities:

      - Hong Kong - Corporate headquarters and development center located at Unit 1702, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong. Substantially all of the Company's activities are operated from this location.
      - United States - Corporate office located in an office facility at 860 Blue Gentian Road, Suite 360, Eagan, Minnesota 55121. Corporate Investor Relations and Customer Service Support Center located in 416 Production Street, Aberdeen, SD 57401, USA.
      - China - Room 2310, Tower A, Stars Plaza, Hongli Road, FuTian District, Shenzhen, China

COMPETITION

The market for value-added telecom services, CRM call center services, information technology solutions and network communications in Asia, specifically in Hong Kong and the Greater China Region, is relatively new, constantly evolving and competitive. Many of the Company's competitors are companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than the Company. The Company expects that competition will continue to grow in the near future.

For PacSo, the competition for IT systems integration and consulting services has relieved somewhat compared to the previous year. A number of smaller competitors have discontinued their operations. PacSo believes that the market will become steady and expects continued business growth in the IT systems integration and services market. PacSo's competitors include other system integrators and software application developers based in Hong Kong, such as PCCW, Sunevision, ITE Holdings Ltd, Accenture, EDS, IBM Professional Services, Legend, Digital China, Expert Systems, JOS, Automated/CSC, etc.

For PacComm, the market for value-added telecom services, outsource CRM call centers, telemarketing, customer care, CRM database marketing, inbound and outbound teleservices in Asia, specifically in Hong Kong and the Greater China Region, is relatively new, constantly evolving and competitive. PacComm believes that it competes primarily with the in-house teleservices and customer service operations of its current and potential clients. PacComm also competes with certain companies operating in the outsource call center and teleservices industry, including PCCW Contact Center, TeleTech, China Motion Telecom, APAC Customer Services, SITEL Corporation, EDS, 800 TeleServices, Teledirect Hong Kong Ltd., 95Info, etc. The Company expects that competition will continue to grow in the near future. PacComm competes primarily on the basis of quality and scope of services provided, price-performance, speed and flexibility of implementation and technological expertise. Although the teleservices industry is relatively new in the Greater China Region, the market is very competitive and highly fragmented with numerous small participants.

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

EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries had 24 employees and contractors. The Company has not experienced any labor stoppages. None of the Company's employees are covered by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

No core technology research and development costs was conducted in 2002. However, limited development work was performed when delivering products and services to clients. The development work could be related to installations, customizations, localization, technical support, documentation, training and other IT services.

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

PACIFICNET HAS A LIMITED OPERATING HISTORY. The Company has a limited operating history on which investors can base evaluations of its business and prospects. In addition, its prospects must be considered in light of the risks and uncertainties inherent in and traditionally encountered by companies in an early stage of development in new and rapidly evolving markets. PacificNet was founded and commenced operations in July 1999. For the years ended December 31, 2002, December 31, 2001, and December 31, 2000 and from inception through December 31, 1999, revenues were $2,319,000, $5,792,000, $4,699,000 and $49,000, respectively. Since inception, the Company has incurred losses aggregating $27,972,000.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. Our quarterly operating results have varied in the past and will likely vary in the future due to the Macao business and the project to project nature of the business of PacSo. We believe that period-to-period results of the operations may become more steady in the future as the maintenance portion of PacSo services revenue increases.

ANY FUTURE ACQUISITIONS MAY DILUTE OUR EQUITY AND ADVERSELY EFFECT OUR FINANCIAL POSITION. Any future acquisition in which the consideration consists of stock or other securities may significantly dilute our equity.

ANY FUTURE ACQUISITIONS WILL BE SUBJECT TO A NUMBER OF RISKS. Any future acquisitions will be subject to a number of risks, including:

      -     the diversion of management time and resources;
      - the difficulty of assimilating the operations and personnel of the acquired companies;
      -     the potential disruption of our ongoing businesses;
      - the difficulty of incorporating acquired technology and rights into our products and services;
      -     unanticipated expenses related to technology integration;
      - difficulties in maintaining uniform standards, controls, procedures and policies;
      - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

      -     potential unknown liabilities associated with acquired businesses.

OUR STOCK PRICE IS HIGHLY VOLATILE. Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

      -     variations in our quarterly operating results;
      - announcements that our revenue or income are below analysts' expectations;
      -     general economic slowdowns;
      -     changes in market valuations of similar companies;
      -     sales of large blocks of our common stock;
      - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
      - fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally based companies

PACIFICNET'S CURRENT MARKETING ALLIANCES MAY NOT GENERATE THE EXPECTED NUMBER OF NEW CONSULTING SERVICES CUSTOMERS. The Company relies primarily on relationships established by its executive management and business unit leaders for the generation of new consulting services customers. Significant relationships that have been established include ChinaChem and Chevalier. If PacificNet is unable to successfully maintain existing and generate new consulting services customers in a cost-effective manner, PacificNet's business, financial condition and operating results could be materially adversely affected.

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH PACIFICNET'S ASIAN OPERATIONS. Establishment and expansion of international operations has required significant management attention and resources since the founding of PacificNet. All of PacificNet's current and anticipated future revenues are or are expected to be derived from Asia. PacificNet's international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect PacificNet's business, financial condition and operating results:

      - language barriers and other difficulties in staffing and managing foreign operations;
      - legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade - barriers;
      - longer customer payment cycles and greater difficulties in collecting accounts receivable;
      - uncertainties of laws and enforcement relating to the protection of intellectual property;
      -     seasonal reductions in business activity; and
      -     potentially uncertain or adverse tax consequences.

In addition, changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on PacificNet's business, operating results and financial condition. PacificNet has historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, PacificNet would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on its business, financial condition and operating results. To date, PacificNet has not engaged in any hedging transactions in connection with its international operations.

THE COMPANY MAY REQUIRE ADDITIONAL CAPITAL. Since inception, PacificNet's investments and operating losses have been financed through sales of common stock. PacificNet currently has an available bank line of $461,000 out of a total credit line of $1,026,000. As of December 31, 2002, the Company had $3,694,000 of cash. Subsequent to December 31, 2002, the Company completed the incorporation of its joint venture subsidiary in Macao Special Administrative Region. In the future, PacificNet may need to raise additional funds through public or private financing. The inability to raise capital when needed may not have a material adverse effect on PacificNet's business, financial condition and operating results.

RELIANCE ON MAJOR CLIENTS. The Company has strategically focused its marketing efforts on developing long-term relationships with major clients in targeted industries in the Greater China Region. As a result, a substantial portion of the Company's revenues is derived from relatively few clients. Collectively, the Company's 9 largest clients in 2002 accounted for over 50% of the Company's
2002 revenues. There can be no assurance that the Company will be able to retain its significant clients or that, if it were to lose one or more of its significant clients, it would be able to replace such clients with clients that generate a comparable amount of revenues. Consequently, the loss of one or more of its significant clients could have a material adverse effect on the Company's business, results of operations or financial condition.

A significant number of the Company's arrangements with its clients generate revenues based, in large part, on the amount of time which the Company's personnel devote to such clients' customers. Consequently, and due to the primarily inbound nature of the Company's business, the amount of revenues generated from any particular client is generally dependent upon consumers' interest in, and use of, the client's products and/or services. Furthermore, a significant portion of the Company's expected revenues for 2003 relate to recently-introduced, unproven product or service offerings for the Company's clients. There can be no assurance as to the number of consumers who will be attracted to the products and services of the Company's clients and who will therefore need the Company's services, or that the Company's clients will develop new products or services that will require the Company's services.

DEPENDENCE ON KEY PERSONNEL. Continued growth and profitability will depend upon our ability to maintain our leadership infrastructure by recruiting and retaining qualified, and experienced executive personnel. In December 2001, the Company re-elected Tony Tong, founder and Chairman of our Board, as Chief Executive Officer. In January 2002, the Company named Victor Tong as Vice President and Executive Director of the Company. In February 2002, the Company named Elaine Zee as Director of Marketing of the Company. In January 2002, the Company named Desmond Ng as Chief Executive Officer of PacSo,a subsidiary of the Company. In December 2002, we announced the formation of the PacificNet Communications Limited - Macao Commercial Offshore (PacMOC), joint venture in Macao Special Administrative Region, China, and the election of KinShing Li and YiShen Li as Executive Directors of PacMOC. Competition in our industry for executive-level personnel is strong and there can be no assurance that the Company will be able to hire, motivate and retain highly effective executive employees, or that the Company can run on that economically feasible terms.

DEPENDENCE ON KEY INDUSTRIES. The Company's clients are concentrated primarily in the telecommunications, telemarketing, technology, travel, and transportation industries and, to a lesser extent, the insurance and financial services industries. The Company's business and growth is largely dependent on the continued demand for the Company's services from these industries and current trends in such industries to outsource certain customer care services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer care services could have a material adverse effect on the Company's business, results of operations or financial condition.

RISK OF BUSINESS INTERRUPTION. The Company's operations are dependent upon its ability to protect its call centers, data centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, hacker attacks, natural disaster and other similar events. In the event the Company experiences a temporary or permanent interruption at one or more of its call centers, through casualty, operating malfunction or otherwise, the Company's business could be materially adversely affected and the Company may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with the Company. While the Company maintains certain property and business interruption insurance, such insurance may not adequately compensate the Company for all losses that it may incur.

RISKS ASSOCIATED WITH TECHNOLOGY. The Company's business is highly dependent on its computer and telecommunications equipment and software systems. The Company's failure to maintain the superiority of its technological capabilities or to respond effectively to technological changes could have a material adverse effect on the Company's business, results of operations or financial condition. The Company's future success also will be highly dependent upon its ability to enhance existing services and introduce new services or products to respond to changing technological developments. There can be no assurance that the Company can successfully develop and bring to market any new services or products in a timely manner, that such services or products will be commercially successful or that competitors' technologies or services will not render the Company's products or services noncompetitive or obsolete.

COMPETITION. The market in which the Company competes is highly competitive and fragmented. The Company expects competition to persist and intensify in the future. The Company's competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than those of the Company. Similarly, there can be no assurance that additional competitors with greater resources than the Company will not enter the Company's market. Because the Company's primary competitors are the in-house operations of existing or potential clients, the Company's performance and growth could be negatively impacted if its existing clients decide to provide in-house customer care services that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors could cause the Company's services to lose market acceptance or result in significant price erosion, with a material adverse effect upon the Company's business, results of operations or financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS AND JOINT VENTURES. One component of the Company's growth strategy is to pursue strategic acquisitions of companies that have services, products, technologies, industry specializations or geographic coverage that extend or complement the Company's existing business. There can be no assurance that the Company will be able successfully to identify, acquire on favorable terms or integrate such companies. If any acquisition or joint venture is completed, there can be no assurance that such acquisition will enhance the Company's business, results of operations or financial condition. The Company may in the future face increased competition for acquisition and joint venture opportunities, which may inhibit the Company's ability to consummate suitable acquisitions or joint ventures on terms favorable to the Company. The Company may require additional debt or equity financing for future acquisitions or joint ventures, which financing may not be available on terms favorable to the Company, if at all. As part of its growth strategy, the Company may also pursue opportunities to undertake strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of the joint ventures.

The Company recently entered into a joint venture with International Elite Limited (IEL) to provide outsource CRM call center services and value-added telecom services in the Greater China Region. The anticipated benefits of the joint venture with IEL may not be achieved.

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

NON-RENEWAL OF BUSINESS LICENSES. Our activities in order to expand our business into mainland China will require business licenses. This requires a review and approval of our activities by various national and local agencies of the Chinese government. There can be no assurance that the Chinese government will continue to approve of our activities or grant or renew our licenses. Our inability to obtain needed approvals or licenses would have a material adverse effect on our business, financial condition and results of operations.

LACK OF REMEDIES AND IMPARTIALITY UNDER CHINESE LEGAL SYSTEM. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedence value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

FOREIGN CORRUPT PRACTICES ACT. The Company is subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees and agents. There is no assurance, however, that we will not suffer such losses or that our employees or other agents will not engage in such conduct for which we might be held responsible.

ITEM 2.  DESCRIPTION OF PROPERTY.

A description of the Company's property follows:

HONG KONG - The Company maintains its corporate headquarters and development center in Hong Kong located at Unit 1702, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong, where it leases approximating 2,146 square feet floor for a combined monthly fee of approximately $4,400 under a lease that expires in September 2004. Substantially all of the Company's operations are run from this facility.

UNITED STATES - The Company's current corporate office is located at 860 Blue Gentian Road, Suite 360, Eagan, Minnesota 55121, where it subleases space for a monthly fee of $1,000. The Company's current Investor Relations and Customer Service Support Center is located in 416 Production Street, Aberdeen, SD57401, where it subleases space for a monthly fee of $200.

CHINA - The current corporate office is located at Room 2310, Tower A, Stars Plaza, Hongli Road, FuTian District, Shenzhen, China where it leases approximately 52.5 square feet for a monthly fee $353 under a lease that expires June 2003.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 2002 Annual Meeting of Stockholders at its Hong Kong Corporate offices on December 30, 2002. At such meeting the following directors were elected. Tony Tong, Victor Tong, ChoSam Tong, ShaoJian Wang, Richard C.H. Lo, Yue Tang, David Fisher and Yongjun Fu.

The following proposals were also voted on at the meeting:

RATIFICATION OF THE APPOINTMENT OF CLANCY AND CO P.L.L.C., AS INDEPENDENT AUDITORS FOR THE COMPANY FOR FISCAL YEAR 2002:

FOR -15,880,613
WITHHELD - 0
ABSTAIN - 0

RATIFICATION AND APPROVAL OF THE STOCK COMPENSATION PLAN ISSUANCE OF UP TO 2,000,000 SHARES OF COMMON STOCK TO EMPLOYEES, DIRECTORS AND ADVISORS OF THE
COMPANY:

FOR - 15,664,566
WITHHELD -0
ABSTAIN - 0

RATIFICATION AND APPROVAL OF THE EXECUTIVE EMPLOYMENT CONTRACT FOR THE CHIEF EXECUTIVE OFFICER, TONY TONG:

FOR - 15,664,566
WITHHELD - 0
ABSTAIN - 0

SUPPORT FOR THE EQUITY JOINT VENTURE CONTRACT WHICH WAS ANNOUNCED ON DECEMBER 22, 2002 BETWEEN PACIFICNET AND INTERNATIONAL ELITE LIMITED:

FOR -15,664,566
WITHHELD-0
ABSTAIN - 0

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was previously quoted on The Nasdaq National Market under the symbol "CMST." Beginning on July 28, 2000, the Company's common stock was listed on The Nasdaq National Market under the symbol "PACT" through January 29, 2002. Effective January 30, 2002, the Company's securities were transferred to The Nasdaq SmallCap Market under an exception granted by the Nasdaq Listing Panel. As of the date of this filing, the Company believes that it has complied with all terms and conditions of the Panel's exception for continued listing of the Company securities on The Nasdaq SmallCap Market. On February 24, 2003, the Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and the hearing file was closed.

The following table shows the range of high and low bid prices reported by Nasdaq in each fiscal quarter from January 1, 2001 to December 31, 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            HIGH                  LOW
                                            ----                  ---
FISCAL 2001
Quarter Ended March 31, 2001                $15.95               $3.75
Quarter Ended June 30, 2001                 $10.50               $4.20
Quarter Ended September 30, 2001            $11.50               $2.15
Quarter Ended December 31, 2001             $4.25                $1.05

FISCAL 2002
Quarter Ended March 31, 2002                $1.50                $0.85
Quarter Ended June 30, 2002                 $2.25                $0.70
Quarter Ended September 30, 2002            $1.05                $0.40
Quarter Ended December 31, 2002             $1.95                $0.50

FISCAL 2003
January 1, 2003 - March 24, 2003 *          $3.60                $1.40

* Reflects partial period

As of March 24, 2003, there were approximately 1,400 record holders of the common stock. The Company has not paid any cash dividends on its common stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS. This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

FACTORS THAT COULD AFFECT FUTURE RESULTS. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things: (i) the impact of competitive products; (ii) changes in laws and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (v) the inability of the Company to gain and/or hold market share; (vi) exposure to and expense of resolving and defending liability claims and other litigation; (vii) consumer acceptance of the Company's products;
(viii) managing and maintaining growth; (ix) customer demands; (x) market and industry conditions, (xi) the success of product development and new product introductions into the marketplace; (xii) the departure of key members of management, (xiii) the effect of the United States War on Terrorism and activities in Afghanistan and Iraq, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES. Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

VALUATION OF LONG-LIVED ASSETS INCLUDING GOODWILL AND PURCHASED INTANGIBLE
ASSETS

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

TAXES ON EARNINGS

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                          YEAR ENDED               YEAR ENDED
                                                       DECEMBER 31, 2002        DECEMBER 31, 2001
                                                       -----------------        -----------------
Revenues                                                   100.0%                   100.0%
Cost of Revenues                                           (77.1)                   (83.6)
Gross Margin                                               22.9                     16.4
Selling, general and administrative expense                (125.6)                  (376.6)
Depreciation and amortization                              (11.4)                   (44.2)
OPERATING LOSS                                             (114.0)                  (404.4)
Share of losses of affiliated companies                    -                        (3.5)
Interest income, net                                       1.4                      19.5
Provision for impairment of affiliated companies           (4.2)                    (113.7)
Minority interest                                          (4.6)                    -
Discontinued operations                                    (4.6)                    (18.6)
NET LOSS                                                   (126)%                   (520.8)%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES, COST OF REVENUES AND GROSS MARGIN. Revenues for the year ended December 31, 2002 were $2,319,000, an increase of $1,358,000 from $961,000 for the year ended December 31, 2001. Cost of revenues for the year ended December 31, 2002 were $1,787,000, an increase of $984,000 from $803,000 for the year ended December 31, 2001. Cost of revenues, as a percentage of revenues, was 77% for the year ended December 31, 2002 compared with 84% for the year ended December 30, 2001. Gross margin for the year ended December 31, 2002 was $532,000, an increase of $374,000 from $158,000 for the year ended December 31, 2001, resulting from premium pricing received on consulting projects during the year 2002 as compared to 2001 as well as cost reductions to complete fixed price service contracts in 2002 compared to 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses totaled $2,912,000 for the year ended December 31, 2002, a decrease of $707,000 from $3,619,000 for the year ended December 31, 2001. The decrease in selling, general and administrative expenses is primarily due to reducing the size of our operations, which resulted in decreased advertising and publicity costs of $491,000, decreased premises costs of $123,000, decreased legal and professional fees related to the Company's public filings and Nasdaq listing issues of $116,000, decreased directors and officers insurance costs of $41,000 in 2002 compared to 2001.

INTEREST INCOME. Interest income was $33,000 for the year ended December 31, 2002, as compared to $187,000 for the year ended December 31, 2002. The decrease is due to the lower net cash balances of funds and lower interest rate in 2002 compared to 2001.

SHARE OF LOSSES OF AFFILIATED COMPANIES. There were no equity in losses of affiliated companies with the Company for the year ended December 31, 2002, as compared to $34,000 for the year ended December 31, 2001, related to the Company's 40% equity in losses in PacificNet-NTSC.com Sdn.Bhd., a Malaysian based consulting company due to downsizing of the office.

PROVISION FOR IMPAIRMENT LOSS OF AFFILIATED COMPANIES. The Company's provision for impairment loss of affiliated companies totaled $97,000 for the year ended December 31, 2002 related to the Company's investments in Xmedia ($95,000) and in PacSo ($2,000). This compares to ($200,000) related to Company's investment in APP China Group Limited, Cypress Rise ($536,000), ABCDEnet.com ($262,000) and Xmedia ($95,000) for the year ended December 30, 2001.

Discontinued Operations. Discontinued operations represents the net loss resulting from the Company's downsizing of its operations in Laptizen during the fourth quarter of 2001. Revenues for 2002 and 2001, respectively, were $15,000 and $4,842,000, and net loss for those same periods were $107,000 and $179,000.

INCOME TAXES. No tax provision has been recorded for the year ended December 31, 2002, as the result of the cumulative operating loss generated by the Company.

MINORITY INTERESTS. Minority interests for the year ended December 31, 2002 totaled $106,000 from PacSo.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had cash, cash equivalents and investments of $3,694,000 and working capital of $3,081,000 as compared to $1,344,000 and $1,012,000, respectively at December 31, 2001.

Net cash used in operating activities was $2,172,000 for the year ended December 31, 2002 as compared to net cash used in operating activities of $2,678,000 for the year ended December 31, 2001. Net cash used in operating activities in the year ended December 31, 2002 was primarily due to a net loss of $2,921,000, a decrease in accounts receivable of $145,000, a decrease in inventories of $93,000 and a decrease in accounts payable and accrued expenses of $525,000 and depreciation and amortization of $264,000. Net cash used in operating activities in the year ended December 31, 2001 was primarily due to a net loss of $5,005,000, a decrease in accounts receivable of $333,000, a decrease in inventories of $272,000 and an increase in accounts payable and accrued expenses of $324,000.

Net cash used in investing activities for the year ended December 31, 2002 was $36,000 as compared to cash used in investing activities for the year ended December 31, 2001 of $152,000. The cash used in investing activities in the year ended December 31, 2002 was primarily from purchases of purchases of property and equipment of $14,000 and purchase of affiliate company interests of $22,000. The cash used in investing activities in the year ended December 31, 2001 was primarily from purchases of purchases of property and equipment of $41,000 and acquisition of capitalized software development costs of $111,000.

Net cash provided by financing activities for the year ended December 31, 2002 was $3,995,000 as compared to net cash provided in financing activities of $15,000 for the year ended December 31, 2001. The net cash provided by financing activities of $3,995,000 for the year ended December 31, 2002, resulted primarily from $4,000,000 received in connection with the sale of 2,725,000 (13,625,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock, $5,000 from the sale of treasury stock. The net cash provided by financing activities of $15,000 for the year ended December 31, 2001, resulted from $15,000 from the sale of treasury stock.

The Company believes it has sufficient cash, cash equivalents and investments for the next twelve months of operations.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

CASH AND BANK OVERDRAFT. The Company's cash balance increased by $1,785,000 to $3,694,000 at December 31, 2002, as compared to $1,344,000 at December 31, 2001 due to cash balances of $4,000,000 received from the issuance of common stock and operating activities used ($2,172,000) of cash for continuing operations due to a newly implemented cost control policy. The Bank Overdraft `s balance increased by $565,000 as compared to December 31, 2001.

WORKING CAPITAL. The Company's working capital increased by $2,069,000 to $3,081,000 at December 31, 2002, as compared to $1,012,000 at December 31, 2001.
When compared to balances at December 31, 2001, the increase in working capital at December 31, 2002 reflects an increase in cash of $2.4 million, an increase in bank overdraft of $565,000, a decrease in inventories of $93,000, a decrease in receivables and other current assets of $98,000 and an increase in current liabilities of $90,000.

PROPERTY AND EQUIPMENT ADDITIONS. For the year ended December 31, 2002, additions to property and equipment aggregated $14,000 for the expansion of the CRM and call center business in United States. The Company also wrote off the computer equipment of $142,000 considered to have no future economic benefit.

ISSUANCE OF COMMON STOCK. For the year ended December 31, 2002, the Company issued (i) 155,058 shares of common stock with a market value of $186,000 to acquire fixed assets, (ii) 60,585 shares of common stock with a market value of $50,000 to satisfy certain current liabilities, (iii) 337,007 shares of common stock with a market value of $263,000 to settle the services, and (iv) 2,725,000 shares of common stock for the private placement of $4,000,000.

INVESTMENTS IN AFFILIATED COMPANIES. As of December 31, 2002, there is nil balance of investments in affiliated companies as compared to a net carrying value of $95,000 as of December 31, 2001. The decrease of $95,000 comprised of a full provision for impairment loss of affiliated company of Xmedia Holdings Inc.

CASH NEEDS FOR THE FORESEEABLE FUTURE. As of December 31, 2002, the Company had approximately $3.6 million of cash. During the year of 2002, the Company completed two separate private placements with accredited investors aggregating $4,000,000. The Company expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development and capital expenditures. The Company expects that the principal sources of cash will be cash on hand. In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect. The Company believes that these sources will be adequate to meet anticipated cash requirements for the next twelve months.

INFLATION. Inflation has not had a material impact on PacificNet's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS. All of PacificNet's revenues are denominated either in United States dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi ("RMB"), the currency of the People's Republic of China. There can be no assurance that RMB-to-United States dollar or Hong Kong dollar-to-United States dollar exchange rates will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the United States dollar would likely reduce PacificNet's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the United States dollar would increase PacificNet's expenses, and could have a material adverse effect on PacificNet's business, financial condition and results of operations. PacificNet has never engaged in currency hedging operations and has no present intention to do so.

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

RECENT FINANCING - PRIVATE PLACEMENT WITH SINO MART MANAGEMENT LIMITED. On March 27, 2002, the Company closed a private placement transaction with Sino Mart Management Limited in the amount of $3,480,000. In connection with this private placement, the company issued 2,400,000 shares of common stock (as adjusted for a reverse split) and warrants exercisable to purchase 600,000 shares of common stock (as adjusted for a reverse split). The company issued the securities in the private placement in reliance of an exemption from registration under
Section 4(2) and/or Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                      16

Consolidated Balance Sheets - As of December 31, 2002 and 2001                17

Consolidated Statements of Operations - For the Years Ended
December 31, 2002 and December 31, 2001                                       18

Consolidated Statements of Changes in Stockholders' Equity -
For the Years Ended December 31, 2002 and December 31, 2001                   19

Consolidated Statements of Cash Flows - For the Years Ended
December 31, 2002 and December 31, 2001                                       20

Notes to Consolidated Financial Statements                                 21-30

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PacificNet Inc.:

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

CLANCY AND CO, P.L.L.C.

Phoenix, Arizona
March 25, 2003


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)


                                                                               DECEMBER 31,    DECEMBER 31,
                                                                                   2002            2001
                                                                                 ---------      ---------
ASSETS
Current Assets:
Cash and cash equivalents                                                        $  3,694       $  1,344
Accounts Receivables (net of allowance for doubtful accounts of $255 as of
  December 31, 2002 and $232 as of December 31, 2001)                                 220            199
Inventories (Note 3)                                                                    -             93
Other Current Assets                                                                   97            216
                                                                                 ---------      ---------
Total Current Assets                                                                4,011          1,852

Property and Equipment, net (Note 6)                                                  284            332
Capitalized Software Development Costs                                                  -            229
Other Assets                                                                            -             47
Investments in Affiliated Companies & Subsidiaries (Note 5)                             -             95
Goodwill (Note 5)                                                                      19              -
                                                                                 ---------      ---------

TOTAL ASSETS                                                                     $  4,314       $  2,555
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Overdraft (Note 7)                                                          $    565       $      -
Accounts Payable                                                                      224            244
Accrued Expenses                                                                      141            280
Subscription Payable (Note 8)                                                           -            316
                                                                                 ---------      ---------

Total Current Liabilities                                                             930            840
                                                                                 ---------      ---------

Minority Interest in Consolidated Subsidiary                                          131             33
                                                                                 ---------      ---------
Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   Issued and outstanding - none                                                        -              -
Common Stock, par value $0.0001, Authorized - 125,000,000 shares Issued and outstanding:
     December 31, 2002 - 4,907,252 shares
     December 31, 2001 -  1,634,628 shares                                              1              -
Additional Paid-In Capital                                                         31,248         26,755
Cumulative Other Comprehensive Loss                                                   (24)           (22)
Accumulated Deficit                                                               (27,972)       (25,051)
                                                                                 ---------      ---------

Total Stockholders' Equity                                                          3,253          1,682
                                                                                 ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  4,314       $  2,555
                                                                                 =========      =========

          The accompanying notes are an integral part of these consolidated financial statements.



PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States dollars, except loss per share and share amounts)


YEAR ENDED DECEMBER 31:                                                           2002              2001
                                                                              ------------      ------------
Revenues                                                                      $     2,319       $       961
                                                                              ------------      ------------
Cost of Revenues                                                                   (1,787)             (803)
                                                                              ------------      ------------
Gross Margin                                                                          532               158

Selling, General and Administrative expenses                                       (2,912)           (3,619)
Depreciation and amortization                                                        (264)             (425)
                                                                              ------------      ------------
LOSS FROM OPERATIONS                                                               (2,644)           (3,886)

Share of losses of affiliated companies                                                --               (34)
Interest Income                                                                        33               187
Provision for impairment loss of affiliated companies (Note 5)                        (97)           (1,093)
                                                                              ------------      ------------
LOSS BEFORE INCOME TAXES , MINORITY INTEREST AND DISCONTINUED OPERATIONS           (2,708)           (4,826)

Provision for income taxes (Note 11)                                                   --                --
Minority Interests                                                                   (106)               --
                                                                              ------------      ------------
LOSS BEFORE DISCONTINUED OPERATIONS                                                (2,814)           (4,826)
                                                                              ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS (NOTE2)                                            (107)             (179)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                     ($    2,921)      ($    5,005)
                                                                              ------------      ------------
BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations                                               ($     0.67)      ($     2.99)
Loss from discontinued operations                                             ($     0.03)      ($     0.11)
                                                                              ------------      ------------
Net loss                                                                      ($     0.70)      ($     3.10)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 4,191,816         1,612,415

          The accompanying notes are an integral part of these consolidated financial statements.



PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of United States dollars, except loss per share and share amounts)


                                                                                                CUMULATIVE
                                                                                                   OTHER
                                                                                     ADDITIONAL COMPREHENSIVE            TOTAL
                                                                 PREFERRED   COMMON    PAID-IN    INCOME/  ACCUMULATED STOCKHOLDERS'
                                                                   STOCK      STOCK    CAPITAL     (LOSS)    DEFICIT     EQUITY
                                                                 ---------  --------- ---------  ---------  ---------  ---------
BALANCE AT DECEMBER 31, 2000 (1,587,468 SHARES)                  $     --   $     --  $ 26,561   ($    14)  ($20,046)  $  6,501

COMPREHENSIVE LOSS:
Net loss                                                               --         --        --         --     (5,005)    (5,005)
Change in Cumulative Effect of Foreign Currency Translation            --         --        --         (8)        --         (8)
                                                                                                                        --------
TOTAL COMPREHENSIVE LOSS                                                                                                 (5,013)
                                                                                                                        --------
Issuance of common stock to satisfy liabilities (50,000 shares)        --         --       209         --         --        209
Treasury Stock acquired, at cost  (2,840 shares)                       --         --       (15)        --         --        (15)
                                                                 ---------  --------- ---------  ---------  ---------  ---------
BALANCE AT DECEMBER 31, 2001 (1,634,628 SHARES)                        --         --    26,755        (22)   (25,051)     1,682

COMPREHENSIVE LOSS:
Net loss                                                               --         --        --         --     (2,921)    (2,921)
Change in Cumulative Effect of Foreign Currency Translation            --         --        --         (2)        --         (2)
                                                                                                                        --------
TOTAL COMPREHENSIVE LOSS                                                                                                 (2,923)
                                                                                                                        --------
Issuance of common stock for services (337,007 shares)                 --         --       263         --         --        263

Issuance of common stock to acquire fixed assets (155,058 shares)      --         --       186         --         --        186
Issuance of common stock to satisfy liabilities (60,585 shares)        --         --        50         --         --         50
Issuance of common stock for cash (2,725,000 shares)                   --          1     3,999      4,000
Treasury Stock acquired, at cost  (4,970 shares)                       --         --        (5)        --         --         (5)
Share adjustment (56 shares reduction)                                 --         --        --         --         --         --
                                                                 ---------  --------- ---------  ---------  ---------  ---------
BALANCE AT DECEMBER 31, 2002  (4,907,252 SHARES)                       --   $      1  $ 31,248   $    (24)  $(27,972)  $  3,253
                                                                 =========  ========= =========  =========  =========  =========

               The accompanying notes are an integral part of these consolidated financial statements.


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)


                                                                                  2002          2001
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        ($2,921)      ($5,005)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses settled by issuance of common shares                                       313           209
Share of losses in affiliated companies                                              --            34
Minority Interest                                                                    98          (138)
Loss on disposal of fixed assets                                                    142           111
Provision for write-off of software development costs                               122            --
Provision for impairment of affiliated companies                                     97         1,093
Depreciation                                                                        154           193
Amortization                                                                        110           243
Changes in:
Accounts receivable and other current assets                                        145           333
Inventories                                                                          93           272
Accounts payable and accrued expenses                                              (525)          324
                                                                                --------      --------
Net cash used in continuing operations                                           (2,172)       (2,331)
Net cash used in discontinued operations                                             --          (347)
                                                                                --------      --------
Net cash used in operating activities                                            (2,172)       (2,678)
                                                                                --------      --------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of property and equipment                                               (14)          (41)
Acquisition of capitalized software development costs                                --          (111)
Acquisition of Affiliate Company interests                                          (22)           --
                                                                                --------      --------
Net cash used in investing activities                                               (36)         (152)
                                                                                --------      --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                4,000            --
Purchases of treasury stock                                                          (5)          (15)
                                                                                --------      --------
Net cash provided by (used in) financing activities                               3,995           (15)
                                                                                --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (2)           (8)
                                                                                --------      --------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENT                               1,785        (2,853)
CASH, BEGINNING OF YEAR                                                           1,344         4,197
                                                                                --------      --------
CASH, END OF YEAR                                                               $ 3,129       $ 1,344
                                                                                --------      --------
CASH PAID FOR:
  Interest                                                                            8            --
  Income taxes                                                                       --            --

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year, the Company issued 155,058 (775,228 pre 5-for-1 reverse stock split dated January 6, 2003) shares with a market value of $186 to acquire fixed assets, 60,585 (302,924 pre 5-for-1 reverse stock split dated January 6, 2003)
shares with a market value of $50 to satisfy certain liabilities, 337,007
(1,685,037 pre 5-for-1 reverse stock split dated January 6, 2003) shares with a market value of $263 to settle expenses. During the 2001, the Company issued
50,000 (250,000 pre 5-for-1 reverse stock split dated January 6, 2003)) shares of common stock with a market value of $209 to satisfy the current liabilities.

          The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.    NATURE OF OPERATIONS

      PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was originally incorporated in the State of Delaware on April 8, 1987.

      PacificNet is an Asian information technology solutions provider that develops and implements full service information technology ("IT") solutions. In fiscal year 2002, the Company reduced the business-to-business electronic commerce initiatives to focus on IT consulting services and the licensing of proprietary software technologies. The Company provides telecommunication voice and data network communications products and services. The Company's business strategy is to expand its role in the rapidly growing business sector, namely the IT solution provision and network communication businesses, in the Asian market, particularly the greater PRC region.

      Operating Risks - The Company's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the Internet, e-commerce and the ability to raise additional capital.

2.    BUSINESS DISPOSITIONS

      In September 2001, the Board of Directors of the Company approved a plan not to further invest to Laptizen.com Limited ("Laptizen") subsidiary. Laptizen is a Hong Kong value added reseller of computer systems. As of December 31, 2001 all activities related to Laptizen had significantly reduced and the Company planned to liquidate Laptizen. During the year ended December 31, 2001, the Company wrote-off associated Laptizen goodwill of $89,000 (See Note 5). Revenue and net loss information related to Laptizen operations is as follows (in thousands):

                             YEAR ENDED DECEMBER 31,
                             2002              2001
                       ----------------  ----------------

      REVENUES         $            15    $        4,842
      NET LOSS         $          (107)   $         (179)

      Net assets of Lapitzen operations included in continuing operations in the accompanying financial statements were $50,000 at December 31, 2001. Total assets were comprised primarily of inventory, accounts receivable and property and equipment. Total liabilities were comprised primarily of trade payables and accrued expenses. Net assets of Laptizen operations also include minority interest of $33,000 at December 31, 2001. There was no income tax effect due as a result of the transaction due to the Company's loss position.

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

      b.    Investments in Affiliated Companies

      The Company's investments in affiliated companies for which its ownership exceeds 20% (PacificNet-NTSC.com Sdn, Bhd, Xmedia Holdings Inc.), but are not majority-owned or controlled, are accounted for using the equity method. The Company's investments in affiliated companies for which its ownership is less than 20% (ABCDEnet.com and APP-China Group Limited), are accounted for using the cost method. Under the equity method, the Company's net excess investment over its equity in each affiliate's net assets is included in "share of losses of affiliated companies" in the consolidated statements of operations.

      c.    Revenue Recognition

      Revenues from services rendered consist primarily of license and support revenue from consulting, implementation and training. Revenue from license agreements is recognized when:

            i) a signed non-cancelable software license exists,
            ii)   delivery has occurred,
            iii)  the Company's fee is fixed or determinable, and
            iv)   collectibility is probable at the date of sale.

      Revenue from support services is recognized as the services are performed, collectibility is probable and such revenues are contractually nonrefundable. Revenues from the sale of products and systems is recognized when the product and system is completed and shipped.

      d.    Allowance for Doubtful Accounts

      The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on detail review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

      e.    Estimates and Assumptions

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

      f.    Property and Equipment

      Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from three to five years.

      g.    Inventories

      Inventories consist of finished goods and are stated at the lower of cost and market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or to management estimates based on prevailing market conditions.

      h.    Foreign Currency Translation

      The functional currency of the Company is United States dollars (US$) and the financial records are maintained and the financial statements prepared in US$. The functional currency of its subsidiaries is Hong Kong dollars (HK$) and the financial records are maintained and the financial statements are maintained and the financial statements are prepared in HK$.

      The translation of the financial statements into US$ is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The resulting foreign currency translation gain or loss is included in Cumulative Other Comprehensive Loss, which is shown separately from retained earnings in the equity section of the balance sheet.

      i.    Income taxes

      The Company and its subsidiaries account for income taxes using liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based in the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near-future date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

      j.    Goodwill and Purchased Intangible Assets

      Goodwill related to acquisitions prior to July 1, 2001 and purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets. Goodwill and purchased intangible assets determined to have indefinite useful lives related to acquisitions after June 30, 2001 are not amortized, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) SFAS No. 142, "Goodwill and Other Intangible Assets."

      k.    Impairment of Long-Lived Assets

      The Company periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill, including goodwill related to acquisitions prior to July 1, 2001, will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

      l.    Research and Development Costs and Capitalized Software Costs

      Expenditures related to the research and development of new products and processes, including significant improvements and refinements to existing products are expensed as incurred, unless they are required to be capitalized.

      Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the year ended December 31, 2002, the Company did not capitalize (2001: $54,000) any costs related to the purchase of software and related technologies and content that provide new functionality for the Company's existing software products. The Company amortizes capitalized software development costs over a 3-year period, which approximates the periods to be benefited. Amortization of such costs were $106,837 and $133,546 in 2002 and 2001 respectively and during the year the Company wrote off the remaining balance of $93,345 since the Company considered that it will not be benefit to incur more cost on this investment.

      m.    Concentration of Credit Risk

      Concentration of credit risk includes cash and sales. The Company maintains cash balances at a local financial institution in excess of $100,000 and at financial institutions outside the United States in excess of $3,000,000. The Company's customers for its products and services are located in Hong Kong, mainland China and other regions of Asia. The Company had approximately nine major customers that accounted for approximately 19% and 71% of the Company's services revenue and 50% and 6% of total revenue for the years ended December 31, 2002 and 2001, respectively. The Company monitors credit risk through a credit-approval process and the assignment and monitoring of credit limits.

      n.    Loss per share

      Basic and diluted earnings or loss per share amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options and warrants because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

      o.    Stock-Based Compensation Plans

      The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion
      (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no accounting recognition is given to stock option granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, are credited to equity. The disclosure requirements of SFAS No. 123 are included in Note 9.

      p.    Other Comprehensive Income

      Comprehensive income includes net earnings as well as additional other comprehensive income, such as translation adjustments, in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet.

      q.    Advertising Costs

      Advertising costs are expensed as incurred and amounted to $4,954 in 2002 and $496,432 in 2001.

      r.    Cash Equivalents

      Highly liquid investments with maturity of three months or less at the time of acquisition are considered cash equivalents.

      s.    Related Party Transactions

      A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 9).

      t.    Reclassification

      Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

      u.    Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

      New pronouncements by the Financial Accounting Standards Board (FASB) that have recently become effective or are yet to be effective are SFAS No. 145 through SFAS No. 148 and Interpretations No. 45 and No. 46, none of which are expected to have a significant affect on the Company's financial statements:

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities, including (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002.

      In October 2002, the FASB issued SFAS No. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." In addition, this statement amends SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the company did not have any outstanding guarantees.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," an amendment to SFAS 123, "Accounting for Stock-Based Compensation," SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal year ending after December 31, 2002. The Company has elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, the amendment to SFAS 123 will not have any effect on the companies' financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

5.    INVESTMENTS IN AFFILIATED COMPANIES AND GOODWILL

      Investments in affiliated companies and goodwill consist of the following as of December 31, 2002 (in thousands):


      DESCRIPTION                                     AMOUNT      COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
      -----------                                     ------      -----------------------------------------------

      INVESTMENTS IN AFFILIATED COMPANIES:

      Xmedia Holdings Inc                                    95   25% ownership; provides new media business
                                                                  development and marketing to advertisers.

      Less: Provision for Impairment                        (95)
                                                   -------------
                                                   $          -
                                                   -------------

      GOODWILL:

      PacificNet Solutions Limited $                         21   60% ownership; IT solution and system integration
                                                                  that specializes in systems integration, software
                                                                  application, and e-business solutions services in
                                                                  Hong Kong and Greater China.
      Less: Provision for Amortization                       (2)
                                                   -------------
                                                             19
                                                   -------------

      Provision for impairment losses charged to operations for 2002 were $97.

      Investments in affiliated companies and goodwill consist of the following as of December 31, 2001 (in thousands):

      DESCRIPTION                                        AMOUNT   COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
      -----------                                        ------   -----------------------------------------------

      Investments in Affiliated Companies:
      APP China Group Limited                      $    2,50033   4,225 shares of unregistered common stock of APP
                                                                  China Group Limited.

      Cypress Rise                                          535   60% ownership; an e-commerce consulting and solutions
                                                                  business for the building materials industry in the PRC.

      ABCDEnet.com                                          259   15% ownership; provides comprehensive online services to
                                                                  the construction industry.

      Xmedia Holdings Inc                                   190   25% ownership; provides new media business development
                                                                  and marketing to advertisers.

      PacificNet-NTSC.com Sdn.Bhd                            57   40% ownership.
                                                   -------------


                                                          3,541
      Less: Reserve for Impairment                       (3,446)
                                                   -------------
                                                   $         95

      Goodwill:

      Laptizen                                     $         89   55% ownership; B2B computer system reseller, e-commerce
                                                                  portal and value added reseller and service provides for
                                                                  computer systems. (See Note 3)
      Less: Written off                                     (89)
                                                   -------------
                                                             -
                                                   -------------

      Provision for impairment losses charged to operations for 2001 were $1,093.

6.    PROPERTY AND EQUIPMENT, NET

      Property and equipment consists of the following as of December 31 (in thousands):

                                                                    2002         2001
                                                                    ----         ----
      Office furniture, fixtures and leasehold improvements         $ 47         $107
      Computers and office equipment                                 463          449
      Motor vehicles                                                  16            -
      Less: Accumulated depreciation                                (242)        (224)
                                                                 ---------------------
      Net Property and Equipment                                    $284         $332
                                                                 =====================

      Depreciation charged to expense during the years ended December 31, 2002 and 2001 was $154,074 and $193,690.

7.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS - On September 16, 2002, the Company entered into a non-cancelable operating lease expiring in September 2004 with a renew option of one year. Future minimum lease payments excluding triple net charges as of December 31, 2002 are as follows through September 2004 (in thousands): (2003- $43; 2004-$29). Rental expense included in the statement of operations for the years ended December 31, 2002 and 2001 was approximately $231 and $594.

      OVERDRAFT FACILITIES - The Company has an overdraft banking facility from our major banker, Dao Heng Bank, in the amount of $1,026,000 (HK$8,000,000), which is secured by a pledge of the Company's fixed deposits in the amount of $923,000 (HK$7,000,000), pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, which ever is earlier. As of December 31, 2002, the Company utilized US$565,000 of the above mentioned banking facility.

      CONTINGENCIES - From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

8.    SUBSCRIPTION PAYABLE

      In December 2001, the Company entered into an investment intent to place 1,625,000 shares of restricted common stock at a price of $0.32 per share. As of December 31 2001, subscription payable represents the Company's receipt of $316,268 with regard to the above private placement. In January 2002, the Company completed the $520,000 private placement by issuing 325,000 (1,625,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of restricted common stock at a price of $1.60 ($0.32 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The issuance of shares represented 19.9% of the number of share issued and outstanding prior to the closing of transaction in January 2002.

9.    RELATED PARTY TRANSACTIONS

      FISCAL YEAR 2002: On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 (12,000,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of restricted common stock at a price of $1.45 (0.29 pre 5-for-1 reverse stock split dated January 6, 2003) per share to Sino Mart Management Limited ("Sino Mart"), whose executive director is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 (3,000,000 pre split) shares of restricted common stock at $1.45 (0.29 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction was approved at a special stockholder meeting held on March 25, 2002. The Company's issuance of the restricted shares and warrant to Sino Mart represents approximately 62% of the number of shares of the Company's common stock outstanding after the private placement, based on beneficial ownership on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant. (See Note 10 a and c.)

      During the year, the Company received $105,450 from Webplus Inc in which one of the directors of the Company also served as a director of Webplus Inc.

      Employment Agreement--The Company has an employment agreement with its President and Chief Executive Officer. The employment agreement provides for the officer to earn a $100,000 cash compensation plus $60,000 annual stock compensation annually until April 1, 2005. The officer is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. The CEO is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, Tax Preparation expenses of $2,000 per year, and Cash Bonus based on net profit of the Company. Under the Company's stock option plan, the President and CEO was granted an option to acquire 200,000 (1,000,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares at an exercise price per share of $0.50 ($0.10 pre 5-for-1 reverse stock split dated January 6, 2003) per share, expiring in October 2005.

      FISCAL YEAR 2001: The Company paid net consulting fees $18,000 to one of the directors of the Company.

10.   STOCKHOLDERS' EQUITY

      a.    ALLOTMENT AND REPURCHASE OF COMMON STOCK
      Treasury Stock - During the years ended December 31, 2002 and 2001, the Company repurchased 4,970 (24,850 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock for a total of $5,000 and 2,840 (14,200 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock for a total of $15,000.

      Common Stock - For the year ended December 31, 2002, the Company issued
      (i) 155,058 (775,288 pre 5-for-1 reverse stock split dated January 6,
      2003) shares with a market value of $186,000 to acquire fixed assets, (ii) 60,585 (302,924 pre 5-for-1 reverse stock split dated January 6, 2003) shares with a market value of $50,000 to satisfy certain current liabilities, (iii) 337,007 (1,685,037 pre 5-for-1 reverse stock split dated January 6, 2003) shares with a market value of $263,000 to settle the expenses, and (iv) 2,725,000 (13,625,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares for private placement of $4,000,000. The private placements were as follows:

      (a) $520,000 Private Placement -- In January 2002, the Company completed a $520,000 private placement by issuing 325,000 (1,625,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of restricted common stock at a price of $1.60 ($0.32 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The issuance of shares represented 19.9% of the number of shares issued and outstanding prior to the closing of transaction in January 2002.

      (b) $3,480,000 Private Placement -- On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 (12,000,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of restricted common stock at a price of $1.45 ($0.29 pre 5-for-1 reverse stock split dated January 6, 2003) per share to Sino Mart Management Limited ("Sino Mart"), whose executive director is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 (3,000,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of restricted common stock at $1.45 ($0.29 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction was approved at a special stockholder meeting held on March 25, 2002. The Company's issuance of the restricted shares and warrant to Sino Mart represents approximately 62% of the number of shares of the Company's common stock outstanding after the private placement, based on beneficial ownership on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant. See Note 9.

      For the year ended December 31, 2001, the Company issued 50,000 (250,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock with a market value of $209,000 to satisfy certain current liabilities.

      b.    STOCK OPTION PLAN

      On June 2, 2000 stockholders of the Company adopted an amendment to the Stock Option Plan (the "Plan") to increase the number of shares reserved under the Plan from 1,049,667 to 1,666,667. The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility and to provide incentives to such personnel to promote the success of the business.

      The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase shares of common stock. Options granted under the Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. To date, all options granted have been nonqualified options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. As such, options outstanding for the periods presented have been retroactively restated to reflect the reverse split on January 6, 2003. (See Note 13 a.) All options granted under the Plan were fully vested as of December 31, 2002.

      The status of the Plan as of December 31 was as follows:

                                                        2002                          2001
                                                        ----                          ----

                                             Options      Exercise Price     Options      Exercise Price
                                             -------      --------------     -------      --------------
Options outstanding, beginning of year       123,400       $4.15-$9.375            --
Granted                                      221,933       $0.50-$9.375       328,640       $4.15-$9.375
Exercised                                         --                               --
Cancelled                                    (32,733)      $0.50-$9.375      (205,240)      $4.15-$9.375
                                            ---------                        ---------
Options outstanding, end of year             312,600       $0.50-$9.375       123,400       $4.15-$9.375

Options exercisable, end of year             312,600       $0.50-$9.375       100,900       $4.15-$9.375


      Additional information on options outstanding as of December 31, 2002 is as follows:

                                  WEIGHTED AVERAGE  AVERAGE REMAINING
                                   EXERCISE PRICE   CONTRACTUAL LIFE
                                  ----------------  ------------------
      Options outstanding         $  0.88            3 years
      Options exerciseable        $  0.71            3 years

      The fair value of options outstanding of December 31, 2002 was approximately $1.55 per option based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of three years; b) expected volatility of 183.6%, c) dividend yield of 0%; and d) a risk free interest rate of 4.00%.

      The Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

                                         2002                          2001
                                    ---------------              ---------------
      Net loss
      As reported                   $       (2,921)              $      (5,005)
      Pro forma                             (3,097)                     (5,050)
      Net loss per share
      As reported                   $        (0.70)              $       (3.10)
      Pro forma                              (0.74)                      (3.13)

      c.    WARRANTS

      On March 25, 2002, the Company issued warrants to purchase up to 600,000 (3,000,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock of the Company at an exercise price of $1.45 ($0.29 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The warrants are exercisable through April 5, 2005. (See Note 9.)

      On December 30, 2002, the Company issued warrants to purchase up to 300,000 (1,500,000 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock of the Company at an exercise price of $1.70 ($0.34 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The warrants are exercisable through December 30, 2005.

      Prior to 2000, the Company issued warrants to purchase up to 8,333 (41,667 pre 5-for-1 reverse stock split dated January 6, 2003) shares of common stock of the Company at an exercise price of $123.75 ($24.75 pre 5-for-1 reverse stock split dated January 6, 2003) per share. The warrants are exercisable through December 24, 2003.

11.   INCOME TAXES

      The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdictions in which they operate. The Company is subject to United States federal income tax at a rate of 34%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 16%. No tax benefits have been recorded related to the loss generated by the Company or any or it subsidiaries. The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows (in thousands):

      Entity                                            2002          2001
      ------                                          --------      --------

      Company, including discontinued operations      $(1,357)      $(1,018)
      Hong Kong subsidiaries                           (1,564)       (3,987)
                                                      --------      --------
      Total                                           $(2,921)      $(5,005)
                                                      --------      --------

      No tax benefits have been recorded related to the loss generated by the Company or any of its subsidiaries. The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows:
                                                              2002        2001
                                                            --------    --------
United States federal income tax rate                          34.0%       34.0%
Tax losses not recognized                                     (9.60)      (19.7)
Effect of different tax rates in foreign jurisdictions        (24.4)      (14.3)
                                                            --------    --------
Effective income tax rate                                         -%          -%
                                                            --------    --------

      The valuation allowance increased by $712 and $984 at December31, 2002 and 2001, respectively. The Company has net operating loss carryforwards of approximately $2,600 available to offset future income, which expire through 2022. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

12.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table set forth selected quarterly financial information for the fiscal 2002 quarters ended December 31, 2002 and for the fiscal 2001 quarters ended December 31, 2001. The operating results for any given quarter are not necessarily indicative of results for any future periods (in thousands).

                                       Fiscal 2002 Quarter Ended                     Fiscal 2001 Quarter Ended
                                       -------------------------                     -------------------------

                             31-Mar      30-Jun      30-Sep      31-Dec      31-Mar      30-Jun      30-Sep      31-Dec
                             ------      ------      ------      ------      ------      ------      ------      ------
Revenue                     $ 1,396     $   723     $   187     $    13     $   195     $   115     $   415     $   238
Gross margin                    298         256          99        (121)        (10)        (43)        259         (46)

Loss from operations           (303)       (340)       (483)     (1,518)     (1,158)       (923)       (977)     (1,156)

Other items, net                 22          21           5         (15)         77          76          84          65

Provision for impairment
 of affiliated companies         (7)         (7)         (8)        (75)         --                  (1,093)         --

Loss from discontinued
 Operations                      --          --          --        (107)         14          64          10          91
                            ----------------------------------------------  ---------------------------------------------
Net loss                    $  (365)    $  (376)    $(1,251)    $  (929)    $(1,081)    $(1,582)    $(1,251)    $(1,091)
                            ----------------------------------------------  ---------------------------------------------

BASIC AND DILUTED LOSS PER SHARE:

Loss from continuing
 operations                 $  (0.11)   $  (0.09)   $  (0.12)   $  (0.36)   $  (0.73)   $  (0.58)   $  (0.61)   $  (0.72)

Other items, net                0.01        0.01       --          --           0.05        0.05        0.05        0.04

Provision for impairment
 losses of affiliated
 companies                     --          --          --          (0.02)      --          --          (0.68)      --

Net losses from
 discontinued operations       --          --          --          (0.03)       0.01        0.04        0.01        0.06

Net losses                  $  (0.14)   $  (0.10)   $  (0.32)   $  (0.22)   $  (0.68)   $  (0.99)   $  (0.78)   $  (0.68)
                            ==============================================  ==============================================

13.   EVENTS SUBSEQUENT TO DECEMBER 31, 2002

      a.    REVERSE STOCK SPLIT

      Effective at the open of business on January 6,2003 (the "Effective Date"), every five (5) shares of the Company's issued and outstanding common stock shall be combined into one(1) share of fully paid and non-assessable common stock of the Company (the "Reverse Split Ratio"). No fractional shares of common stock of the Company shall be issued in connection with the reverse split. A holder of common stock, who immediately prior to the Effective Date owns a number of shares of common stock of the Company which is not evenly divisible by the Reverse Split Ratio shall, with respect to the fractional interest, be issued a number of shares of new common stock of the Company rounded to the nearest whole number." All per share and per share amounts have been adjusted retroactively in these financial statements for the reverse split.

      b.    INCORPORATION OF JOINT VENTURE IN MACAO SPECIAL ADMINISTRATIVE
            REGION

      On December 20, 2002, PacificNet Inc. entered into an agreement with International Elite Limited ("IEL"), a leading provider of value-added telecom services in the Greater China region, to establish "PacificNet Communications Limited - Macao Commercial Offshore," an equity joint venture company ("PacMOC"), which will be registered in the Macao Special Administrative Region (SAR) of China. The scope of the business to be provided by PacMOC shall include, value-added telecom services including call center, CRM, telemarketing, and data-mining services, and mobile data services such as Short Message Service (SMS), Multimedia Message Service
      (MMS), unified messaging service (UMS), location-based service (LBS), Wireless application Protocol (WAP), and Binary Runtime Environment for Wireless based Code Division Multiple Access (BREW-based CDMA) applications, mobile commerce, roaming, paging, wireless internet, Virtual Private Network (VPN) and Voice over IP (VoIP) services in the Greater China Region. PacMOC will be owned 50.1% by PacificNet and 49.9% by the shareholders of IEL. IEL will assign and contribute to PacMOC certain telecom business contracts, which have been valued at $23.1 million, and the Company will contribute to PacMOC as its capital contribution, restricted shares of its common stock valued at its closing price on December 20, 2002, which will be held by an escrow agent to be released in tranches upon completion of certain agreed upon milestones of PacMOC. Pursuant to the terms of the agreement, all of the restricted shares held in escrow shall be released by the Escrow Agent provided, that, PacMOC generates $3 million of net income for the fiscal year December 2003 according to U.S. generally accepted accounting principles, consistently applied. In the event less than $3 million in net income is generated by PacMOC, the shareholders of IEL have agreed to pay the Company an amount in cash equal to the amount of the shortfall in net income.

      On Febraury 24,2003, PacificNet received a letter from Nasdaq stating that Nasdaq staff has determined that the transaction with IEL would not trigger the application of Marketplace Rule 4330(f), in that it would not constitute a "Reverse Merger". The Company plans to seek approval of the joint venture at its next meeting of stockholders. PacificNet will provide dates and additional disclosure within the Company's proxy statement related to its upcoming stockholders' meeting.

      c.    Related Parties Transactions

      The Company has an employment agreement with its Vice President, Executive Director and Company Secretary. The employment agreement provides for the officer to earn a $48,000 cash compensation plus $10,000 annual stock compensation annually until March 26, 2006. The officer is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. Other benefits include monthly housing allowance of $2,000 and monthly automobile allowance of $500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company dismissed Deloitte Touche Tohmatsu as its independent accountant and approved Clancy and Co., P.L.L.C. as its new independent accountants. The decision to change accountants was recommended and approved by the audit committee in response to the proposed change in control of the company. Deloitte Touche Tohmatsu did not perform an audit of the Company's financial statements for the year ended December 31, 2001.

There were no disagreements with Deloitte Touche Tohmatsu on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the three-month interim periods ended June 30, 2001, September 30, 2001 and through March 12, 2002. Deloitte Touche Tohmatsu was not engaged to perform an audit or review of the Company's financial statements for any period prior to the three-month period ended June 30, 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is hereby incorporated by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be hereby incorporated by reference to the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

ITEM 13.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Pacificnet, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

        The following exhibits are filed as part of this report:

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

2.1              Share Exchange Agreement by and among Davin Enterprises, Inc.,
                 Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                 December 15, 1997. (1)
2.2              Share Exchange Agreement dated February 17, 2000, between
                 Registrant and holders of membership interests in
                 PacificNet.com LLC. (3)
2.3              Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
                 PacificNet.com LLC. (3)
2.4              Agreement dated September 30, 2000, among the Company and the
                 "Purchasers" named therein. (4)
2.5              Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6              Deed of Waiver, dated October 3, 2000, by Creative Master
                 Limited in favor of the Company. (4)
3.1              Certificate of Incorporation, as amended.
                 Certificate of amendment of Certificate of Incorporation.
3.2              By Laws of the Company. (5)
3.3              Amendment to By Laws of the Company. (2)
4                Specimen Stock Certificate of the Company.
10.1             Form of Indemnification Agreement with officers and directors.
                 (1)
10.2             Amendment to 1998 Stock Option Plan.
10.3             Form of Notice of Stock Option Grant and Stock Option Agreement
                 under the 1998 Stock Option Plan. (3)
10.4             Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.5             19.9% Private Placement Agreement and Amendments between Ho
                 Shu-Jen and PacificNet.com, Inc.
10.6             Sub-Lease Agreement dated August 30, 2002.
99.1             Certification of Chief Executive Officer and Chief Financial
                 Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
99.2             Subscription Agreement by and between the Company and Sino Mart
                 Management Ltd., dated as of December 9, 2001 (6)

-----------------------------
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company's Form 8-K filed on August 11,
    2000.
(4) Incorporated by reference to the Company's Form 8-K filed on October 17,
    2000.
(5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)
(6) Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7) Incorporated by reference to the Company's Form 8-K filed on March 28,2002.
(8) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(9) Incorporated by reference to the Company's Form 8-K filed on September 30,2002.
(10) Incorporated by reference to the Company's Form 8-K filed on December 24,2002.

      (b)   Reports on Form 8-K:

      The Company filed a Form 8-K on December 24, 2000, under Item 5 Other Events and Required FD Disclosure.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PACIFICNET INC.
                                                       ---------------

Date: March 28, 2003                               By: /s/ TONY I. TONG
                                                   Tony I. Tong
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Date: March 28, 2003                               By: /s/ WANG SHAO JIAN
                                                   Wang Shao Jian
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                               TITLE                                        DATE
----                               -----                                        ----

/s/ TONY I. TONG                   Director, Chairman and CEO                   March 28, 2003
------------------------
Tony I. Tong

/s/ VICTOR TONG                    Director, Vice-President and Secretary       March 28, 2003
------------------------
Victor Tong

/s/ WANG SHAO JIAN                 Director and CFO                             March 28, 2003
------------------------
Wang Shao Jian

/s/ TONG CHO SAM                   Director                                     March 28, 2003
------------------------
Tong Cho Sam

/s/ LO CHI HO RICHARD              Director                                     March 28, 2003
------------------------
Lo Chi Ho, Richard

/s/ TANG YUE                       Director                                     March 28, 2003
------------------------
Tang Yue

/s/ FISHER DAVID                   Director                                     March 28, 2003
------------------------
Fisher David

/s/ FU YONG JUN                    Director                                     March 28, 2003
------------------------
Fu Yong Jun


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1              Share Exchange Agreement by and among Davin Enterprises, Inc.,
                 Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                 December 15, 1997. (1)
2.2              Share Exchange Agreement dated February 17, 2000, between
                 Registrant and holders of membership interests in
                 PacificNet.com LLC. (3)
2.3              Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
                 PacificNet.com LLC. (3)
2.4              Agreement dated September 30, 2000, among the Company and the
                 "Purchasers" named therein. (4)
2.5              Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6              Deed of Waiver, dated October 3, 2000, by Creative Master
                 Limited in favor of the Company. (4)
3.1              Certificate of Incorporation, as amended.
                 Certificate of amendment of Certificate of Incorporation.
3.2              By Laws of the Company. (5)
3.3              Amendment to By Laws of the Company. (2)
4                Specimen Stock Certificate of the Company.
10.1             Form of Indemnification Agreement with officers and directors.
                 (1)
10.2             Amendment to 1998 Stock Option Plan.
10.3             Form of Notice of Stock Option Grant and Stock Option Agreement
                 under the 1998 Stock Option Plan. (3)
10.4             Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.5             19.9% Private Placement Agreement and Amendments between Ho
                 Shu-Jen and PacificNet.com, Inc.
10.6             Sub-Lease Agreement dated August 30, 2002.
99.1             Certification of Chief Executive Officer and Chief Financial
                 Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
992              Subscription Agreement by and between the Company and Sino Mart
                 Management Ltd., dated as of December 9, 2001 (6)

CERTIFICATION

        I, Tony Tong, certify that:

            1. I have reviewed this annual report on Form 10-KSB of Pacificnet, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalentfunctions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  March 28, 2003                   /s/ Tony Tong
           -----  --------------                   -------------
                                                   Tony Tong, Chairman and Chief
                                                   Executive Officer (Principal
                                                   Executive Officer)

        I, Wang Shao Jian, certify that:

            1. I have reviewed this annual report on Form 10-KSB of Pacificnet, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalentfunctions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  March 28, 2003                 /s/ Wang Shao Jian
           -----  --------------                 -------------------
                                                 Wang Shao Jian, Chief Financial
                                                 Officer, (Principal Financial
                                                 Officer)