Form 10QSB
period 2003-03-31
PACIFICNET INC
filed 2003-05-15
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________


                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER: 000-24985


                           [PACIFICNET INC. logo here]


                                 PACIFICNET INC.
              (Exact name of small business issuer in its charter)

                     DELAWARE                              91-2118007
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

          UNIT 3714-15, HONG KONG PLAZA,                       N/A
        188 CONNAUGHT ROAD WEST, HONG KONG                 (Zip Code)
     (Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900


    PACIFICNET INC., UNIT 1702, CHINACHEM CENTURY TOWER, 178 GLOUCESTER ROAD,
    -------------------------------------------------------------------------
                               WANCHAI, HONG KONG
                               ------------------

                            (Former Name and Address)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


There were 5,993,977 shares of the Company's common stock outstanding on May 8, 2003.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM  1 - FINANCIAL STATEMENTS

 1. Condensed Consolidated Balance Sheets - as of March 31, 2003
    (unaudited) and December 31, 2002 (audited)                               3
 2. Unaudited Condensed Consolidated Statements of Operations - for
    each of the three-month periods ended March 31, 2003 and 2002             4
 3. Unaudited Condensed Consolidated Statements of Cash Flows - for
    each of the three-month periods ended March 31, 2003 and 2002             5
 4. Notes to Condensed Consolidated Financial Statements                      6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - CONTROLS AND PROCEDURES

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                    12
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                            12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12
ITEM 5 - OTHER INFORMATION                                                    13
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     14

PART I - FINANCIAL INFORMATION


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)


                                                                    MARCH 31, 2003
                                                                     (UNAUDITED)   DECEMBER 31, 2002
                                                                     ------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                                            $     3,698    $     3,694
Accounts Receivables (net of allowance for doubtful accounts
of $456 as of March 31, 2003 and $255 as of December 31, 2002)               848            220
Other Current Assets                                                         129             97
                                                                     ------------   ------------
Total Current Assets                                                       4,675          4,011

Property and Equipment, net                                                    8            284
Goodwill                                                                      18             19
                                                                     ------------   ------------
TOTAL ASSETS                                                         $     4,701    $     4,314
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                  $       803    $       565
Accounts Payable                                                             208            224
Accrued Expenses                                                             103            141
                                                                     ------------   ------------
Total Current Liabilities                                                  1,114            930
                                                                     ------------   ------------
Minority Interest in Consolidated Subsidiary                                 474            131
                                                                     ------------   ------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   Issued and outstanding - none                                              --             --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
Issued and outstanding:
March 31, 2003 - 4,985,572 shares
December 31, 2002 -  4,907,252 shares                                          1              1
Additional Paid-In Capital                                                31,370         31,248
Warrants                                                                      15             --
Cumulative Other Comprehensive Loss                                          (24)           (24)
Accumulated Deficit                                                      (28,249)       (27,972)
                                                                     ------------   ------------
Total Stockholders' Equity                                                 3,113          3,253
                                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     4,701    $     4,314
                                                                     ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     2003             2002
                                                                  ------------   ------------

Revenues                                                          $     1,267    $     1,249
                                                                  ------------   ------------

Cost of Revenues                                                         (471)        (1,098)
                                                                  ------------   ------------

Gross Margin                                                              796            151

Selling, General and Administrative expenses                             (431)          (267)
Depreciation and amortization                                             (36)           (67)
Provision for written off fixed assets                                    (91)            --
                                                                  ------------   ------------

PROFIT/(LOSS) FROM OPERATIONS                                             238           (183)

Interest Income                                                             7             22
                                                                  ------------   ------------
PROFIT/(LOSS) BEFORE INCOME TAXES, MINORITY
INTEREST AND DISCONTINUED OPERATIONS                                      245           (161)

Provision for income taxes                                                 --             --
Minority Interests                                                       (337)           (84)
                                                                  ------------   ------------

LOSS BEFORE DISCONTINUED OPERATIONS                                       (92)          (245)

LOSS FROM DISCONTINUED OPERATIONS                                        (185)          (120)
                                                                  ------------   ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                         $      (277)          (365)
                                                                  ------------   ------------

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations                                   $     (0.02)   $     (0.09)
Loss from discontinued operations                                 $     (0.04)   $     (0.04)
                                                                  ------------   ------------

Net loss                                                          $     (0.06)   $     (0.13)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     4,976,092      2,794,373


        The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2003       2002
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (277)   $  (365)
Adjustment to reconcile net loss to net cash
  used in operating activities:
Expenses settled by issuance of warrants                          15         --
Expenses settled by issuance of common shares                     12         --
Provision for written off of fixed assets                        241         --
Provision for impairment of losses in affiliated companies        --          8
Allowance for doubtful accounts                                  201         --
Minority Interest                                                343         76
Depreciation                                                      35         34
Amortization                                                       1         32
Changes in:
Accounts receivable                                             (829)      (662)
Other current assets                                             (32)        --
Accounts payable and accrued expenses                            (55)       (17)
                                                             --------   --------


                                                             --------   --------
Net cash used in operating activities                           (345)      (894)
                                                             --------   --------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of Affiliate Company interests                        --        (21)
Acquisition of Company Interests                                  --       (255)
Acquisition of Other Investments                                  --        (32)
                                                             --------   --------

Net cash used in investing activities                             --       (308)
                                                             --------   --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances under bank line of credit                               238         --
Proceeds from sale of common stock                                --      4,000
Proceeds from exercise of stock options                          111         --
                                                             --------   --------

Net cash provided by financing activities                        349      4,000
                                                             --------   --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                          4      2,798
CASH, BEGINNING OF PERIOD                                      3,694      1,344
                                                             --------   --------
CASH, END OF PERIOD                                          $ 3,698    $ 4,142
                                                             --------   --------
CASH PAID FOR:
  Interest                                                         9         --
  Income taxes                                                    --         --


       The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

2. EARNINGS PER SHARE

Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings (loss) per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential issuances of common stock upon exercise of options and warrants because to do so would be antidilutive.

The computation of basic and diluted loss per share is as follows:

        (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT   Three Months Ended  Three Months Ended
        WEIGHTED SHARES AND PER SHARE AMOUNTS)             March 31, 2003     March 31, 2002
                                                           --------------     --------------
        Numerator-net loss                                 $        (277)     $        (365)
        Denominator-weighted average number of
        shares of common stock outstanding                     4,976,092          2,794,373
        Basic and diluted loss per share                   $       (0.06)     $       (0.13)
                                                           --------------     --------------

3. BUSINESS DISPOSITIONS


In May 2003, theCompany decided not to further invest in the Customer Service Support Center in the U.S. As of March 31, 2003, all activities have significantly slowed down due to the economic slowdown in the U.S. During the quarter ended March 31, 2003, the Company wrote off property and equipment of $150,000. Revenues and net loss information related to Customer Service Support Center operations is as follows (in thousands):

                       For the three months ended     For the three months ended
                             March 31, 2003                March 31, 2002
                              (unaudited)                     (audited)
                              -----------                    -----------
Revenues                      $        4                     $       11
Net Loss                      $     (185)                    $      (89)

Total Net assets of the Customer Service Support Center were comprised primarily of property equipment.

4. JOINT VENTURE OPERATIONS


The Company (PACT) entered into an Equity Joint Venture Contract dated December 20, 2002, between PacificNet Management Limited (PML), a British Virgin Islands company and a wholly owned subsidiary of the PACT, and the stockholders of International Elite Limited (IEL), a Cayman Islands company not otherwise related to PACT or its stockholders, directors or officers. The Company owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region and the terms of the equity joint venture contract are subject to shareholder approval. The business purpose of the joint venture will be to market PACT's existing services in the greater China region. The functional currency of the joint venture will be the Macao Pataca, which has a current exchange rate with the U.S. dollar of 1 U.S. dollar equals 8.28180 Macao Pataca (MOP).


PACT's accounting treatment for the investment in the joint venture is full consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries,"because the voting power authorizing all major operating and financing decisions for the joint venture rests with the board of directors. Further, the stockholders of IEL have agreed to grant PACT a proxy to vote its shares of the joint venture. Although formal shareholder approval won't be completed until the annual meeting scheduled for June 30, 2003, the quarterly results for March 31, 2003, include the operations of the joint venture. The Company does not have any reason to believe formal shareholder approval will not be completed.

Results of operations for the Company assuming shareholder approval was not granted are as follows (in thousands):
Revenues                                             $   92
Cost of Revenues                                         36
Gross Margin                                             56
Operating Loss                                         (450)
Interest Income                                           7
Minority Interest                                        14
Loss from Discontinued Operations                      (185)
Net loss                                             $ (614)
Basic and diluted loss per share:                    $(0.12)
                                                     =======
Continuing operations                                 (0.09)
Discontinued Operations                               (0.03)

In March 2003, the Company announced that it had completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore. Within 30 days of the formation of the joint venture, PACT is obligated to transfer to the joint venture 800,000 of its shares of common stock. However, the shares are to be returned to PACT if the joint venture does not obtain the regulatory approval, fails to receive the approval of its stockholders to enter into this transaction or the joint venture is otherwise rescinded as provided for in the joint venture agreement. The shares were issued on April 11, 2003.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:


JOINT VENTURE OPERATIONS - THE FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31,2003, INCLUDE THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE JOINT VENTURE COMPANY. Although formal shareholder approval will not be completed until the annual meeting scheduled for June 30, 2003, the quarterly results for March 31, 2003, include the operations of the joint venture. We do not have any reason to believe formal shareholder approval will not be completed. If for some reason the transaction was not consummated, our results of operations, financial condition and prospects would be materially affected. Actual results of operations excluding the consolidation of the transaction subject to shareholder approval would be an overstatement of revenues of $1,175,000, understatement of net loss of $337,000, and understatement of loss per share of $0.06 per share.


ALLOWANCE FOR DOUBTFUL ACCOUNTS - We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


INCOME TAXES - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.


CONTINGENCIES - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the on the Company.

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

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

The Company also engages in telecommunications, performs voice and data network communications and value-added telecommunication products and services. The Company's business strategy is to take a leading role into a rapidly expanding business sector, namely the IT solution provision and network communication businesses, in Asian and the greater PRC region. The business of PacificNet can be classified into four main operating units:

- PacificNet Solutions Ltd. (referred to herein as "PacSo") - PacSo is a subsidiary of PacificNet that specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of product and services include smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

- PacificNet Communications Ltd. (referred to herein as "PacComm") - PacComm is a subsidiary of PacificNet Inc. PacComm is engaged in telecommunication product distributions, which includes the resale of PABX telephone systems, basic switches and router equipments and mobile phone accessories targeted for retail customers.

- PacificNet Limited - PacificNet Limited is a distributor and reseller of telecommunication, networking and computer equipment.

- PacificNet Communications Limited - Macao Commercial Offshore (referred to herein as "PacComm MOC"), PacComm MOC is a subsidiary of PacificNet Inc. and a provider of value-added telecom services including call center, customer relationship management (CRM), telemarketing, and data-mining services, and mobile data services such as short message service (SMS), multi-media message service (MMS), unified messaging service (UMS), location-based service (LBS), WAP, and BREW-based CDMA applications, mobile commerce, roaming, paging, wireless internet, virtual private network (VPN) and voice over internet protocol (VoIP) services in the Greater China Region.

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

In March 2003, the Company announced that it had completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore." The Company owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region and is the terms of the equity joint venture contract are subject to shareholder approval. Although formal shareholder approval will not be completed until the annual meeting on June 30, 2003, the quarterly results for March 31, 2003, include the operations of the joint venture. The Company does not have any reason to believe that formal shareholder approval will not be completed.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues for the three months ended March 31, 2003 were $1,267,000, an increase of $18,000 from $1,249,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, revenues mainly consisted of $1,174,000 and $92,000 derived from services rendered through its PacComm MOC subsidiary and PacSo subsidiary, respectively. The increase in revenues is due to the revenues associated with the operations of PacComm MOC, which generated revenue of $1,174,000 for the three months ended March 31,2003. The significant decrease in revenues from Pacso is due to consistent economic slowdown in Hong Kong. During the three months ended March 31, 2003, PacificNet's services revenue was generated from customers in Greater China and Hong Kong. One of the customers has accounted for 86.58% of total revenue generated during this quarter and the company is economic dependent on this customer. The above mentioned customer is an independent third party of PacificNet and is under contract until late 2004.


COST OF REVENUES. Cost of revenues for the three months ended March 31, 2003 was $471,000, a decrease of $627,000 from $1,098,000 for the three months ended March 31, 2002. This decrease was due to providing higher margin value-added telecom services from PacComm MOC. Cost of revenues, as a percentage of revenues, was 37% for services rendered through value-added telecom services in the PacComm MOC joint venture for the three months ended March 31, 2003.


Gross margin for the three months ended March 31, 2003 was $796,000, an increase of $645,000 from $151,000 for the three months ended March 31, 2002. Gross margins for the three months ended March 31, 2003, were comprised of 63% for value-added telecom `services rendered.


OPERATING EXPENSES. Operating expenses totaled $431,000 for the three months ended March 31, 2003, an increase of $164,000, from $267,000 for the three months ended March 31, 2002, primarily representing fixed assets written off of approximately of $91,000 and increased professional fees of approximately $80,000 incurred in connection with securities-related issues and in the connection with the formation of the joint venture.


INTEREST INCOME. Interest income was $7,000 for the three months ended March 31, 2003, as compared to $22,000 for the three months ended March 31, 2002. The significant decrease is due to lower interest rates in 2003 than 2002.


INCOME TAXES. No tax provision has been recorded for the three months ended March 31, 2003, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.


MINORITY INTERESTS. Minority interests for the three months ended March 31, 2003 totaled $337,000, compared with $84,000 for the same period in the prior year, and consisted of minority interests in the earnings of PacComm MOC and PacSo consolidated subsidiaries that commenced operations in January 2003 and December 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2003, the Company had cash, cash equivalents and investments of $3,698,000 and working capital of $3,561,000 as compared to $3,694,000 and $3,081,000, respectively, at December 31, 2002.


Net cash used in operating activities was $345,000 for the three months ended March 31, 2003 as compared to net cash used in operating activities of $894,000 for the three months ended March 31, 2002. Net cash used in operating activities in the three months ended March 31, 2003 was primarily due to a net loss of $277,000 increased by non-cash expenses such as stock based compensation in lieu of cash payment of $27,000, provision for doubtful accounts of $201,000, provision for write off of fixed assets of $241,000, depreciation and amortization of $36,000, minority interest of $343,000, and offset by an increase in accounts receivable of $829,000, an increase in other current assets of $32,000, a decrease in accounts payable and accrued expenses of $55,000. Net cash used in operating activities for the same period in 2002 was primarily due to a net loss of $365,000 increased by non-cash expenses such as depreciation and amortization of $66,000 and minority interest of $84,000, and offset by an increase in accounts receivable of $662,000 and a decrease in accounts payable and accrued expenses of $17,000. Net cash flows used in investing activities was $0 for the three months ended March 31, 2003 versus $308,000 for the same period in 2002 primarily representing cash paid for the acquisition of investments in other company's interests.


Net cash provided by financing activities for the three months ended March 31, 2003 was $349,000 representing advances under the company's bank line of credit by $238,000 and proceeds from the exercise of stock options of $111,000. Net cash provided by financing activities for the three months ended March 31, 2002 was $4,000,000 received in connection with the completion of two private placements of 2,725,000 shares of the Company's common stock.

CASH. The Company's cash balance increased by $4,000 to $3,698,000 at March 31, 2003, as compared to $3,694,000 at December 31, 2002. The Company believes it has sufficient cash, cash equivalents and investments for the next twelve months of operations.


WORKING CAPITAL. The Company's working capital increased to $3,561,000 at March 31, 2003, as compared to $3,081,000 at December 31, 2002. When compared to balances at December 31, 2002, the increase in working capital at March 31, 2003 reflects mainly on higher levels of net accounts receivable $628,000 offset by higher levels of Bank Line of Credit of $238,000 and lower levels of accounts payable and accrued expenses of $54,000. The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.


PROPERTY AND EQUIPMENT ADDITIONS. The Company does not anticipate material expenditures for additions to property and equipment during fiscal year 2003.


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


ITEM 3.    CONTROLS AND PROCEDURES


a. Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


b. Changes in Internal Controls: There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.


None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


RECENT SALES OF UNREGISTERED SECURITIES


During the fiscal quarter ended March 31, 2003, the Company issued unregistered shares of its common stock in the following transactions:


On January 6, 2003, the Company issued 8,320 shares of common stock to certain employees of the Company for services rendered, valued at the fair market value of approximately $12,563 on the date of issuance. The closing price for the Company's stock on the date of this issuance was $1.51 per share. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").


On January 29, 2003, the Company issued 55,000 shares of common stock to certain employees of the Company upon exercise of stock options, exercised at the price of $1.50 per share resulting in net proceeds of approximately $82,500.


On February 13, 2003, the Company issued 15,000 shares of common stock to certain employees of the Company upon exercise of stock options, exercised at the price of $1.90 per share resulting in net proceeds of approximately $28,500.


The Company did not use underwriters in any of the foregoing issuances.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.

ITEM 5.  OTHER INFORMATION


a.  REVERSE STOCK SPLIT


Effective at the open of business on January 6, 2003 (the "Effective Date"), every five (5) shares of the Company's issued and outstanding common stock was combined into one (1) share of fully paid and non-assessable common stock of the Company (the "Reverse Split Ratio"). No fractional shares of common stock of the Company was issued in connection with the reverse split. A holder of common stock, who immediately prior to the Effective Date owns a number of shares of common stock of the Company which is not evenly divisible by the Reverse Split Ratio was, with respect to the fractional interest, be issued a number of shares of new common stock of the Company rounded to the nearest whole number. All per share and per share amounts have been adjusted retroactively in these financial statements for the reverse split.


b. INCORPORATION OF JOINT VENTURE IN MACAO SPECIAL ADMINISTRATIVE REGION

On December 20, 2002, PacificNet Inc. entered into an agreement with International Elite Limited ("IEL"), a leading provider of value-added telecom services in the Greater China region, to establish "PacificNet Communications Limited - Macao Commercial Offshore," an equity joint venture company ("PacMOC"), which will be registered in the Macao Special Administrative Region
(SAR) of China. The scope of the business to be provided by PacMOC includes, value-added telecom services including call center, CRM, telemarketing, and data-mining services, and mobile data services such as Short Message Service
(SMS), Multimedia Message Service (MMS), unified messaging service (UMS), location-based service (LBS), Wireless application Protocol (WAP), and Binary Runtime Environment for Wireless based Code Division Multiple Access (BREW-based
CDMA) applications, mobile commerce, roaming, paging, wireless internet, Virtual Private Network (VPN) and Voice over IP (VoIP) services in the Greater China Region. PacMOC will be owned 50.1% by PacificNet and 49.9% by the shareholders of IEL. IEL will assign and contribute to PacMOC certain telecom business contracts, which have been valued at $23.1 million, and the Company will contribute to PacMOC as its capital contribution, restricted shares of its common stock valued at its closing price on December 20, 2002, which will be held by an escrow agent to be released in tranches upon completion of certain agreed upon milestones of PacMOC. Pursuant to the terms of the agreement, all of the restricted shares held in escrow shall be released by the Escrow Agent provided, that, PacMOC generates $3 million of net income for the fiscal year December 2003 according to U.S. generally accepted accounting principles, consistently applied. In the event less than $3 million in net income is generated by PacMOC, the shareholders of IEL have agreed to pay the Company an amount in cash equal to the amount of the shortfall in net income.

On February 24, 2003, PacificNet received a letter from Nasdaq stating that Nasdaq staff has determined that the transaction with IEL would not trigger the application of Marketplace Rule 4330(f), in that it would not constitute a "Reverse Merger". The Company plans to seek approval of the joint venture at its next meeting of stockholders. PacificNet will provide dates and additional disclosure within the Company's proxy statement related to its upcoming stockholders' meeting.


c.   SUBSEQUENT CHANGES IN SECURITIES

(1) On April 11,2003, the Company issued 800,000 shares of common stock to PacificNet Communications Limited-Macao Commercial Offshore due to the completion of the registration of the Joint Venture in the Macao Special Administrative Region. The closing price for the Company's stock on the date of this issuance was $2.47 per share.

(2) On April 11, 2003, the Company issued 200,000 shares of common stock to Tony Tong, Chief Executive Officer upon the exercise of a stock option as compensation for services rendered between April 1, 2003 to April 30, 2004. The closing price for the Company's stock on the date of this issuance was $2.47 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)    Exhibits


        The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
2.1         Share Exchange Agreement by and among Davin Enterprises, Inc., Carl
            Tong, Leo Kwok and Acma Strategic Holdings Limited dated December
            15, 1997. (1)
2.2         Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3         Supplement to Share Exchange Agreement dated April 29, 2000, between
            Registrant and holders of membership interests in PacificNet.com
            LLC. (3)
2.4         Agreement dated September 30, 2000, among the Company and the
            "Purchasers" named therein. (4)
2.5         Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6         Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1         Certificate of Incorporation, as amended. (7) Certificate of amendment of Certificate of Incorporation.(7)
3.2         By Laws of the Company. (5)
3.3         Amendment to By Laws of the Company. (2)
4           Specimen Stock Certificate of the Company.
10.1        Form of Indemnification Agreement with officers and directors. (1)
10.2        Amendment to 1998 Stock Option Plan.
10.3        Form of Notice of Stock Option Grant and Stock Option Agreement
            under the 1998 Stock Option Plan. (3)
10.4        Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.5        19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc.
10.6        Sub-Lease Agreement dated August 30, 2002.(8)
99.1        Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2        Subscription Agreement by and between the Company and Sino Mart
            Management Ltd., dated as of December 9, 2001 (6)

_______________
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3)  Incorporated by reference to the Company's Form 8-K filed on August 11,
     2000.
(4)  Incorporated by reference to the Company's Form 8-K filed on October 17,
     2000.
(5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)
(6)  Incorporated by reference to the Company's Form 8-K filed on March 20,
     2002.
(7) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)  Incorporated by reference to the Company's Form 10-KSB filed on March
     31,2003.
(9) Incorporated by reference to the Company's Form 10-QSB filed on November 14,2002.

(b)  Reports on Form 8-K:

There was no report on Form 8-K during the quarter ended March 31,2003.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PACIFICNET INC.

Date: May 14, 2003                           By: /s/ TONY TONG

                                             Tony Tong
                                             Chief Executive Officer
                                               (Principal Executive Officer)

Date: May 14, 2003                           By: /s/ WANG SHAO JIAN

                                             Wang Shao Jian
                                             Chief Financial Officer
                                               (Principal Financial Officer)