Form 10KSB/A
period 2002-12-31
PACIFICNET INC
filed 2003-07-09
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10KSB/A

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 000-24985

PACIFICNET INC.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	91-2118007 (I.R.S. Employer Identification No.)

860 Blue Gentian Road, Suite 360, Eagan, MN 55121-1575, USA (Address of principal executive offices)	N/A (Zip Code)

Registrant’s Telephone Number: 011-852-2876-2900

PacificNet.com Inc., 7808 Creekridge Circle, Suite101 Bloomington, MN 55439
(Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /  /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /  /

Issuer’s revenues for its most recent fiscal year: $2,319,000. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 24, 2003 was approximately $8,084,614, based upon the closing sale price of $2.95 per share as reported by The Nasdaq Small Cap Market on such date. There were 4,980,452 shares of the Company’s common stock outstanding on March 24, 2003.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

DOCUMENTS INCORPORATED BY REFERENCE

None.

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management’s Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

PART III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

       Set forth below are the names of the directors, executive officers and key employees of the Company as of March 31, 2003:

Name	Age	Title
Tony I. Tong	35	Chairman, Chief Executive Officer and President
Victor Tong	32	Vice President of N. America Operations, Secretary and Director
ChoSam Tong	62	President of China Operations and Director
ShaoJian (Sean) Wang	38	Chief Financial Officer, Vice President of International Business and Director
Richard C.H. Lo	35	Independent Director
Yue (Justin) Tang	31	Independent Director
Yongjun (Charles) Fu	40	Independent Director
David Fisher	53	Director

       Executive officers of the Company are appointed at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company other than the relationship between Mr. Tony Tong, Mr. Victor Tong and Mr. ChoSam Tong.

       The following is a brief description of each director’s and executive officer’s business experience:

       Mr. Tony Tong, age 35, is the Chairman, CEO, Executive Director, and founder of PacificNet. From 1995 to 1997, Mr. Tong served as the Chief Information Officer of DDS Inc., a leading SAP-ERP consulting company in the USA, which was later acquired by CIBER, Inc. (NYSE: CBR). From 1993 to 1994, Mr. Tong worked for Information Advantage, Inc. (Nasdaq:IACO), a leading business intelligence, Data-Mining and CRM technology provider serving Fortune 500 clients. IACO consummated an IPO on Nasdaq in 1997 and was later acquired by Sterling Software and Computer Associates (NYSE:CA). From 1992 to 1993, Mr. Tong worked as a Business Process Re-engineering Consultant at Andersen Consulting (now Accenture, NYSE:ACN). From 1990 to 1991, Mr. Tong worked for ADC Telecommunications (Nasdaq:ADCT), a global supplier of telecom equipment. Mr. Tong’s R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by US Patent and Trademark Office) titled "Computerized Work Flow System, an Internet-based workflow management system for automated web creation and process management." Mr. Tong also serves on the board of advisors of Fortune Telecom (listed on Hong Kong Stock Exchange: 8040.HK), a leading distributor of mobile phones, PDAs, telecom services, and accessories in China and Hong Kong. Mr. Tong is a frequent speaker on technology investment in China, and was invited to present at the Fourth APEC International Finance & Technology Summit in 2001. Mr. Tong graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA.

       Mr. Victor Tong, age 32, is the Vice President of North American Operations, Company Secretary, and Executive Director of PacificNet. Mr. Victor Tong was formerly the President of KeyTech, a leading information technology consulting company based in Minneapolis, Minnesota. In 1994, Victor and Tony Tong co-founded Talent Information Management ("TIM"), an IT services and consulting company in Minnesota, the parent company of PacificNet. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture, NYSE:ACN), American Express (NYSE:AXP), 3M (NYSE:MMM), and the Superconductivity Center at the University of Minnesota. He was awarded as one of the "CityBusiness 40 Under 40" in 1999 as one of the 40 people under 40 years of age who are the next generation of Twin Cities business and community leaders. Mr. Tong is also the vice president and co-founder of the Chinese American Business Association of Minnesota (www.CABAM.org), a non-profit membership organization serving the Chinese business community and for the improvement of the economic and social status of its members and other Chinese American entrepreneurs in Minnesota. Mr. Tong graduated with honors and received the Bachelor of Science in Physics from the University of Minnesota, USA.

       Mr. ChoSam Tong, age 62, is President of China Operations and Director of the Company. Mr. Tong is also the Managing Director of Sino Mart Management Ltd, one of the original "angel" investors of PacificNet Inc. (Nasdaq:PACT). Sino Mart, founded by Mr. ChoSam Tong in 1999, is in the business of providing management consulting services, venture capital investment, start-up angel investment, technology investment, business development, joint venture investment, mergers and acquisition, business and financial advisory services in the Greater China region. In addition, Sino Mart is also an investment holding company with diversified interests in technology, telecommunications, and industrial investments through its subsidiaries. From 1982 to 1999, Mr. Tong served as the Chairman and CEO of Talent Industrial Company (also known as “TaLee” and “TLC” brands), one of the largest manufacturers of electronic components and capacitors in China, with subsidiaries and sino-foreign joint-ventures in Shanghai, Hunan, Guilin, ChengDu, and over 1000 employees throughout China. Since its founding in 1982 by Mr. ChoSam Tong, Talent Industrial Company has been a leading manufacturer and supplier of electronic components to the telecommunications and consumer electronics industries in China, serving some of the leading consumer electronic makers in China such as Hitachi China, KONKA (www.KONKA.com , listed on China’s Shenzhen Stock Exchange: 000016.SZ and 200016.SZ), ChangHong (www.ChangHong.com , listed on China’s Shanghai Stock Exchange: 600839.SS), and Qiao Xing Universal Telephone (www.QiaoXing.com , listed on Nasdaq:XING). From 1966 to 1978, Mr. ChoSam Tong worked as senior engineer, director of product design and engineering, and deputy factory manager of several state-owned enterprises in China. Mr. ChoSam Tong has over 20 years of experience in the financial and industrial reform of China, sino-foreign joint venture investments, management buy-out (MBO) and privatization of state-owned enterprises. Mr. ChoSam Tong received his Bachelor of Electro-Mechanical Engineering degree from the Shanghai Institute of Technology in 1965. Mr. Tong also serves as honorary director and lecturer for several universities in China.

       Mr. ShaoJian (Sean) Wang, age 38, is the Chief Financial Officer and Vice President of International Business for the Company. Mr. Wang is also Director of Thian Bing Investments Pte Ltd - a Singapore based investment holding company, a Director on the board of Alliance PKU Co. Ltd - a company owned and controlled by Guanghua School of Management, Peking University; Director of the board of Portcullis International Group - a Singapore based investment consulting company; and Director and Partner of the Overseas Chinese Scholar Fund, a leading venture capital firm headquartered in Zhongguancun Beijing and Guangzhou, China. Mr. Wang started his professional career as a Market/Financial analyst with Ecolab Inc. (NYSE:ECL) in 1987, where he moved quickly to become Territory Manager and Marketing Manager. In 1990, Mr. Wang was posted to Ecolab’s Asia Pacific regional headquarters as Business Development Manager. In 1992, Mr. Wang was appointed to Country Manager of Ecolab for Indonesia. Mr. Wang is an investor and Director in Alliance PKU Co. Ltd. which owns two premier companies in China. Alliance PKU Consulting is a leading management consulting firm in China, and Beidabiz & E-learning Co. (a venture of Peking University) is a well-known online education provider. Mr. Wang also advises some local governments in China. The Municipal government of Yantai appointed him as the city’s representative for investment. He worked with the Wei Fang government on setting up the Agricultural Development Park. Mr. Wang attended Peking University and received his MBA degree at the Carlson School of Management, University of Minnesota, and the B.S. in Economics at Hemline University.

       Mr. Richard Chi Ho Lo, age 35, is the Chief Executive Officer of Fulldiamond Limited, an investment and consulting firm in financial, real estate and venture advisory work. He is currently director of several start-up companies in Hong Kong and the United States. Mr. Lo is the former Managing Director of Associated Capital Limited and former Executive Director of two publicly listed companies in HK. Mr. Lo holds a B.A. degree from the University of California, Los Angeles (UCLA) and obtained his MBA in Finance and Investment from the University of Hull in England.

       Mr. Yue (Justin) Tang, age 31, is Chairman and Chief Executive Officer of eLong, Inc. (www.eLong.com), a leading online travel service company in China. From 2000 to 2001, Mr. Tang served as President and Executive Director of Asia.com, a pan-Asian Internet and wireless company that Mr. Tang co-founded through the merger with elong.com, Inc. and was a subsidiary of Mail.com (now Easylink Service Corporation, Nasdaq NM:EASY), a NASDAQ listed company. In 1999, Mr. Tang co-founded elong.com, a mainland China Internet portal, and served as its Chairman and Chief Executive Officer. Prior to eLong.com, he was Vice President at Oscar Gruss & Son Incorporated, a New York-based investment banking firm, and was responsible for setting up an investment banking, research and institutional sales operation specializing in advising emerging growth companies. He also worked for Brookehill Partners, Inc., and Merrill Lynch & Co., and has six years of experience in venture capital and investment banking. Mr. Tang studied at Nanjing University in China and received his Bachelor of Science degree from Concordia College, Minnesota.

       Mr. Yongjun (Charles) Fu, Esq, age 40, is a lawyer admitted both in New York and China, and co-managing partner of China New Century Law Firm (a/k/a Xiao Yun (New Century) Law Firm or Richard Wang & Co. Law Office), a Chinese Law firm having offices in Beijing, Shanghai, Shenzhen and New York ("CNC"), Mr. Fu joined CNC in 1996 and founded CNC’s New York office and Shenzhen office in 1998 and 2000 respectively. Previously, Mr. Fu was the Vice President & General Counsel-Asia for Paul Broadhead Interests, Inc.("PBI"). PBI was among the top ten largest shopping mall developers in the U.S., and shareholder of Cinemark U.S.A., Inc., the fourth largest movie theatre chain in the world. Before joining PBI, Mr. Fu worked with the Texas Law firm of Calhoun Gump Spillman & Stacy P.C. Mr. Fu worked with the Commission of the European Communities, Director-General XV for Financial Institutions and Company Law from 1987 to 1990. He also worked with the Antwerp law firms of Wijffels, Gunes & De Paep, and Huybretts, Engels, Craen & Partners. Prior to that, Mr. Fu worked with the Shaanxi Commercial Law Office (China) and lectured at the Northwestern Institute of Law & Political Science (China) from 1985 to 1987. Mr. Fu received an LL.B. from the Northwestern Institute of Law & Political Science (China), an LL.M. in European Law from the University of Brussels (Belgium), an LL.M. in International and Comparative Law from the Southern Methodist University School of Law (Dallas, Texas) and his J.D. from the Southern Methodist University School of Law (Dallas, Texas).

       Mr. David F. Fisher, age 53, is a director of PacificNet. From 1999 to 2003, Mr. Fisher served as Commissioner of Administration and Office of Technology for the State of Minnesota, and chief technical advisor to Governor Jesse Ventura. Mr. Fisher also served on the Minnesota Secretary of State Executive Council, as a member of the Minnesota Governor’s Cabinet, and was responsible for the general management and operations of the Minnesota state government, overseeing 1,000 full time employees with annual budget of $250 million. He is responsible for establishing and executing statewide policy and operations for government telecommunications and information technology. From 1994 to 1999, Mr. Fisher served as Vice President and General Counsel and Corporate Secretary of ADC Telecommunications, Inc. (Nasdaq:ADCT), a multinational telecommunications equipment manufacturer and distributor. While at ADCT, Mr. Fisher managed a legal, contract and regulatory staff of twenty-seven, managed more than two dozen complex acquisition transactions, which included negotiating business joint ventures, alliances and contract relationships. From 1980 to 1994, Mr. Fisher served as Vice President, International and Associate General Counsel for the Pillsbury Company, a multinational consumer foods producer and distributor based in Minneapolis, Minnesota, USA. Prior to that, Mr. Fisher was a trial attorney with Henson & Efron, P.A., and engaged in general legal practice in corporate commercial transactions, acquisitions and divestitures, litigation, securities and employment law, contract drafting and negotiation, and antitrust compliance. Mr. Fisher has served on the board of directors of Minnesota Technology, Inc., and on the International and Public Policy Committees of the Telecommunications Industry Association. Mr. Fisher is an adjunct professor of law at the Hamline University School of Law. Mr. Fisher received his Juris Doctor, Magna Cum Laude, Valedictorian, at the Washburn University School of Law, and Bachelor of Arts at the University of Minnesota. Mr. Fisher was a Bush Foundation Fellow and studied public policy at Kennedy School of Government, Harvard University.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

       Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the “SEC”) or written representations from certain reporting persons, we believe that during fiscal year 2002, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, except for Messrs. Tony Tong, Victor Tong, ChoSam Tong, ShaoJian (Sean) Wang, Richard Chi Ho Lo, Yue (Justin) Tang, Yong Jun (Charles) Fu and David Fisher, each of whom did not file their Form 3 on a timely basis.

Item 10.     Executive Compensation.

Summary Compensation Table

       The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last three fiscal years to each named executive officer.

Long Term Compensation
Annual Compensation	Awards	Payouts
Name/Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Award ($)	Stock Options	LTIP ($)	All Other Comp. ($)
Tony Tong, CEO (3)	2002	$110,000	-	-	$57,900	206,000	-	-
	2001	$106,226	-	$15,384 (4)		50,000		$53,333 (2)
	2000	$41,666	$20,000	$12,650 (1)	-	-	-	$425 (2)
Charles Mueller, CFO (3) (5)	2002	$41,500	-	-	$15,000		-	-
	2001	$160,000	-	-	-	55,000		$8,280 (2)
	2000	$51,981	$20,000	-	-	-	-	$1,500 (2)

____________________
(1) Mr. Tony Tong received a housing/auto rental allowance of $2,530/month.
(2) Represents amounts received for life and health insurance coverage.
(3) Denotes executives and key employees of the Company subsequent to the reverse merger transaction entered into by the Company on July 27, 2000. Compensation amounts for the 2000 fiscal year are for the period subsequent to the reverse merger transaction of the Company (July 28, 2000 through December 31, 2000).
(4) Effective October 19, 2001 through December 31, 2001, Mr. Tony Tong ceased receiving compensation under an employment agreement and received non-salaried compensation totaling $12,160. On December 30, 2002, the Company entered into a new Executive Employment Contract with Tony Tong.
(5) Effective February 1, 2002, Mr. Mueller resigned as CFO of the Company and, effective April 17, 2002, Mr. Mueller resigned as Secretary and Director of the Company.

Option Grants During 2002 Fiscal Year

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Tony Tong	3,000	1.4%	$1.90	May 14, 2005
Tony Tong	200,000	94.07%	$0.50	October 30, 2005
Tony Tong	3,000	1.4%	$1.75	December 30, 2005

Option Exercises During 2002 Fiscal Year and Fiscal Year-End Option Values

There were no options exercised during the 2002 fiscal year.

Compensation of Directors

       Directors’ Fees. All of the Company’s directors are reimbursed for out-of-pocket expenses relating to attendance at meetings. Each director is paid a sign-on bonus of 10,000 shares of common stock of the Company. Each director is also entitled to US$500 for each board meeting that such director attends in person, by conference call, or by committee action and US$200 for each committee meeting, payable by cash or common stock of the Company, at the option of the Company.

       Annual Retainer Fee. Each director is paid an annual retainer fee of US$10,000 in the form of common stock of the Company. Such retainer fee is paid semi-annually in arrears. The number of shares of common stock issued is based on the average closing market price over the ten trading days prior to the end of the six month period that the retainer fee is due.

Employment Contracts and Termination of Employment, and Change-in-Control

       On December 30, 2002, the Company entered into an Executive Employment Contract with Tony Tong to serve as President and Chief Executive Officer. The employment agreement provides for Mr. Tong to earn an annual base salary of $100,000 in cash, plus $60,000 in stock compensation annually until April 1, 2005. Mr. Tong is also eligible for an annual bonus for each fiscal year of the Company during the term of his contract based on performance standards as the Board or compensation committee designates. Mr. Tong is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, tax preparation expenses of $2,000 per year, and cash bonus based on net profit of the Company.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth as of March 31, 2003 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) each director and nominee for election to the Board of Directors; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

	Number of Shares Beneficially	% of Common Stock Beneficially
Name and Address of Beneficial Owner	Owned(1)	Owned(2)
Sino Mart Management Ltd. (3) c/o ChoSam Tong, PacificNet, 1702, 178 Gloucester Road, Wanchai, Hong Kong	3,000,000	42.12%
B2B Ltd. c/o China Strategic Holdings Ltd, Paul Y Centre, Kwun Tong, Hong Kong	482,778	7.79%
Asia Hero Limited PacificNet, 1702, ChinaChem Tower, 178 Gloucester Road, Wanchai, Hong Kong	315,000	5.08%
ChoSam Tong (4)bPacificNet, 1702, ChinaChem Tower, 178 Gloucester Road, Wanchai, Hong Kong	3,070,000	42.22%
Tony Tong (5) PacificNet, 1702, ChinaChem Tower, 178 Gloucester Road, Wanchai, Hong Kong	390,391	6.30%
ShaoJian (Sean) Wang (6) PacificNet Inc., 860 Blue Gentian Road, Ste. 360, Eagan, MN 55121, USA	29,400	*
Victor Tong (7) PacificNet Inc., 860 Blue Gentian Road, Ste. 360, Eagan, MN 55121, USA	25,200	*
Richard Chi Ho Lo (8) PacificNet, 1702, ChinaChem Tower, 178 Gloucester Road, Wanchai, Hong Kong	19,000	*
Yue (Justin) Tang (9) PacificNet, 1702, ChinaChem Tower, 178 Gloucester Road, Wanchai, Hong Kong	7,000	*
David Fisher (10) PacificNet Inc., 860 Blue Gentian Road, Ste. 360, Eagan, MN 55121, USA	5,000	*
Yongjun (Charles) Fu (11) PacificNet Inc., 860 Blue Gentian Road, Ste. 360, Eagan, MN 55121, USA	5,000	*
All directors and officers as a group (8 persons)	3,550,991	48.52%
* Indicates less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(3) Sino Mart Management Ltd. is owned by Mr. ChoSam Tong, the father of Mr. Tony Tong. Includes 600,000 shares of common stock issuable to Sino Mart Management Ltd. upon exercise of a warrant.

(4) Mr. ChoSam Tong is currently President of China Operations and a director of the Company. Includes shares of common stock of Sino Mart Management Ltd., which is owned by Mr. ChoSamTong and 600,000 shares of common stock issuable to Sino Mart Management Ltd. upon the exercise of a warrant.

(5) Mr. Tony Tong is currently the Chairman, CEO, and an executive director of the Company.     Includes 206,000 Incentive Stock Options currently exercisable under the 1998 Stock Option Plan. Excludes 600,000 shares owned by Sino Mart Management Ltd., as to which shares Mr. Tony Tong disclaims beneficial ownership.

(6) Mr. ShaoJian (Sean) Wang is the Chief Financial Officer of the Company.

(7) Mr. Victor Tong is currently Vice President of the Company and an executive director of the Company. He is the brother of Mr. Tony Tong. Excludes 600,000 shares owned by Sino Mart Management Ltd., as to which shares Mr. Victor Tong disclaims beneficial ownership.

(8) Mr. Richard Chi Ho Lo is an independent director of the Company.

(9) Mr. Yue (Justin) Tang is an independent director of the Company.

(10) Mr. David Fisher is a director of the Company.

(11) Mr. Yong Jun (Charles) Fu is an independent director of the Company.

EQUITY COMPENSATION PLAN INFORMATION

       The following table sets forth aggregate information regarding the Company’s equity compensation plans in effect as of December 31, 2002:

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (Post 1-for-5 reverse split)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by security holders	312,600	$4.40	1,354,067
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	312,600	$4.40	1,354,067

Item 12.     Certain Relationships and Related Transactions.

       On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 (12,000,000 pre 1-for-5 reverse stock split dated January 6, 2003) shares of restricted common stock at a price of $1.45 ($0.29 pre 1-for-5 reverse stock split dated January 6, 2003) per share to Sino Mart Management Limited (“Sino Mart”), whose executive director is the father of the chairman and CEO of the Company.  In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 (3,000,000 pre split) shares of restricted common stock at $1.45 ($0.29 pre 1-for-5 reverse stock split dated January 6, 2003) per share.  The warrant is fully exercisable beginning on April 1, 2002.  The $3,480,000 private placement transaction was approved at a special stockholders meeting held on March 25, 2002.

Item 13.     Controls and Procedures

       Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Pacificnet, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

       Additionally, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 14.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended (3) Certificate of Amendment to the Certificate of Incorporation *
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company.
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (11)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002.*
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc. (8)

* Filed herewith.

(1) Incorporated by reference to the Company’s Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company’s Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company’s Form 8-K filed on August 11, 2000.
(4) Incorporated by reference to the Company’s Form 8-K filed on October 17, 2000.
(5) Incorporated by reference to the exhibits of the Company’s registration statement (file no. 33-14521-NY)
(6) Incorporated by reference to the Company’s Form 8-K filed on March 20, 2002.
(7) Incorporated by reference to the Company’s Form 8-K filed on March 28,2002.
(8) Incorporated by reference to the Company’s Form 10-KSB filed on April 16, 2002.
(9) Incorporated by reference to the Company’s Form 8-K filed on September 30,2002.
(10) Incorporated by reference to the Company’s Form 8-K filed on December 24,2002.
(11) Incorporated by reference to the Company’s Form 10-KSB filed on March 30, 2001.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K on December 24, 2002, under Item 5 Other Events and Required FD Disclosure.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

Date: July 7, 2003	By: /s/ Tony I. Tong

Tony I. Tong Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2003	By: /s/ ShaoJian Wang

ShaoJian Wang Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (4)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1	Certificate of Incorporation, as amended. (3) Certificate of Amendment to the Certificate of Incorporation*
3.2	By Laws of the Company. (5)
3.3	Amendment to By Laws of the Company. (2)
4	Specimen Stock Certificate of the Company.
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (11)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (3)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002.*
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc. (8)

* Filed herewith.

(1) Incorporated by reference to the Company’s Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company’s Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company’s Form 8-K filed on August 11, 2000.
(4) Incorporated by reference to the Company’s Form 8-K filed on October 17, 2000.
(5) Incorporated by reference to the exhibits of the Company’s registration statement (file no. 33-14521-NY)
(6) Incorporated by reference to the Company’s Form 8-K filed on March 20, 2002.
(7) Incorporated by reference to the Company’s Form 8-K filed on March 28,2002.
(8) Incorporated by reference to the Company’s Form 10-KSB filed on April 16, 2002.
(9) Incorporated by reference to the Company’s Form 8-K filed on September 30,2002.
(10) Incorporated by reference to the Company’s Form 8-K filed on December 24,2002.
(11) Incorporated by reference to the Company’s Form 10-KSB filed on March 30, 2001.

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 7, 2003	/s/ Tony Tong
Tony Tong, Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Shao Jian Wang, certify that:

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 7, 2003	/s/ Shao Jian Wang
Shao Jian Wang, Chief Financial Officer
(Principal Financial Officer)