Form 10QSB
period 2003-06-30
PACIFICNET INC
filed 2003-08-11
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________


                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER: 000-24985


                               [PACIFICNET LOGO]


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


    PACIFICNET INC., UNIT 1702, CHINACHEM CENTURY TOWER, 178 GLOUCESTER ROAD,
                               WANCHAI, HONG KONG
--------------------------------------------------------------------------------


                            (Former Name and Address)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


There were 6,303,572 shares of the Company's common stock outstanding on July 22, 2003.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM  1 - FINANCIAL STATEMENTS

1. Condensed Consolidated Balance Sheets - as of June 30, 2003 (unaudited)
   and December 31, 2002 (audited)                                             3

2. Unaudited Condensed Consolidated Statements of Operations - for each
   of the three and six months ended June 30, 2003 and 2002                    4

3. Unaudited Condensed Consolidated Statements of Cash Flows - for each
   of the three and six months ended June 30, 2003 and 2002                    5

4. Notes to Condensed Consolidated Financial Statements                        6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - CONTROLS AND PROCEDURES


                           PART II - OTHER INFORMATION

ITEM  1 - LEGAL PROCEEDINGS                                                   13
ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                           13
ITEM  3 - DEFAULTS UPON SENIOR SECURITIES                                     13
ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 13
ITEM  5 - OTHER INFORMATION                                                   14
ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K                                    16

PART I - FINANCIAL INFORMATION

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

                                                                    JUNE 30, 2003   DECEMBER 31,
                                                                     (UNAUDITED)        2002
                                                                     ------------   ------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                            $     4,124    $     3,694
Accounts Receivables (net of allowance for doubtful accounts
  of $0 as of June 30, 2003 and $255 as of December 31, 2002)                998            220

Other Current Assets                                                         161             97
                                                                     ------------   ------------
Total Current Assets                                                       5,283          4,011

Property and Equipment, net                                                    9            284
Investment in Joint Venture                                                  480             --
Goodwill                                                                      17             19
                                                                     ------------   ------------
TOTAL ASSETS                                                         $     5,789    $     4,314
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                  $       883    $       565
Accounts Payable                                                             211            224
Accrued Expenses                                                             135            141
                                                                     ------------   ------------
Total Current Liabilities                                                  1,229            930
                                                                     ------------   ------------
Minority Interest in Consolidated Subsidiary                                 825            131
                                                                     ------------   ------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   Issued and outstanding - none                                              --             --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
   Issued and outstanding:
   June 30, 2003 - 5,185,572 shares
   December 31, 2002 - 4,907,252 shares                                        1              1
Additional Paid-In Capital                                                31,950         31,248
Escrowed shares (800,000 of common stock pending approval of joint
   venture agreement)                                                       (480)            --
Unearned Compensation                                                        (83)            --
Warrants                                                                      15             --
Cumulative Other Comprehensive Loss                                          (24)           (24)
Accumulated Deficit                                                      (28,124)       (27,972)
                                                                     ------------   ------------
Total Stockholders' Equity                                                 3,735          3,253
                                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     5,789    $     4,314
                                                                     ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.

                                               3

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)
                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                            2003           2002           2003           2002
                                                        ------------   ------------   ------------   ------------
Revenues                                                $     1,287    $       704    $     2,554    $     2,089

Cost of Revenues                                               (477)          (467)          (949)        (1,565)
                                                        ------------   ------------   ------------   ------------
Gross Margin                                                    810            237          1,605            524

Selling, General and Administrative Expenses                   (331)          (385)          (772)          (819)
Depreciation and Amortization                                    (2)           (75)           (38)          (134)
Provision for Written Off Fixed Assets                           --             --            (91)            --
                                                        ------------   ------------   ------------   ------------
PROFIT/(LOSS) FROM OPERATIONS                                   477           (223)           704           (429)

Interest Income                                                   9             21             16             43
                                                        ------------   ------------   ------------   ------------

PROFIT/(LOSS) BEFORE INCOME TAXES, MINORITY INTEREST            486           (202)           720           (386)
AND DISCONTINUED OPERATIONS

Provision for Income Taxes                                       --             --             --             --
Provision for Impairment Loss of Affiliated Companies            --             (8)            --            (16)
Minority Interests                                             (350)           (49)          (687)          (133)
                                                        ------------   ------------   ------------   ------------
PROFIT/(LOSS) BEFORE DISCONTINUED OPERATIONS                    136           (259)            33           (535)

LOSS FROM DISCONTINUED OPERATIONS                                --           (117)          (185)          (206)
                                                        ------------   ------------   ------------   ------------
NET PROFIT/( LOSS) AVAILABLE TO COMMON STOCKHOLDERS     $       136           (376)          (152)          (741)
                                                        ============   ============   ============   ============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Profit/(Loss) from Continuing Operations                $      0.03    ($     0.06)   $      0.01    ($     0.17)
Profit/(Loss) from Discontinued Operations                       --    ($     0.03)   ($     0.04)   ($     0.06)
                                                        ------------   ------------   ------------   ------------
Net Profit/(loss)                                       $      0.03    ($     0.09)   ($     0.03)   ($     0.23)
                                                        ============   ============   ============   ============

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING              5,161,396      4,418,462      5,058,093      3,221,429




             The accompanying notes are an integral part of these consolidated financial statements.


                                                        4


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                       2003       2002
                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             ($  152)   ($  741)
Adjustment to reconcile net loss to net cash provided by (used in)
  operating activities:
Expenses settled by Issuance of Warrants                                  15         --
Expenses settled by Issuance of Common Shares                             28        103
Provision for Written Off of Fixed Assets                                241         --
Provision for Impairment of Losses in Affiliated Companies                --         16
Minority Interest                                                        694        125
Depreciation                                                              36         70
Amortization                                                               1         64
Changes in:
  Accounts Receivable                                                   (778)      (935)
  Other Current Assets                                                   (64)      (157)
  Accounts Payable and Accrued Expenses                                  (19)         5
                                                                     --------   --------

Net cash provided by (used in) operating activities                        2     (1,450)
                                                                     --------   --------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of Affiliated Company Interests                               --        (20)
Acquisition of Fixed Assets                                               (1)        --
Acquisition of Company Interests                                          --       (255)
Acquisition of Other Investments                                          --        (32)
                                                                     --------   --------
Net cash used in investing activities                                     (1)      (307)
                                                                     --------   --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances under Bank line of Credit                                       318         --
Proceeds from Sale of Common Stock                                        --      4,000
Proceeds from Exercise of Stock Options                                  111         --
                                                                     --------   --------
Net cash provided by financing activities                                429      4,000
                                                                     --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                430      2,243
CASH, BEGINNING OF PERIOD                                              3,694      1,344
                                                                     --------   --------
CASH, END OF PERIOD                                                  $ 4,124    $ 3,587
                                                                     --------   --------
CASH PAID FOR:
  Interest                                                                19         --
  Income taxes                                                            --         --


 The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                        PACIFICNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

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

The computation of basic and diluted loss per share is as follows:

(IN THOUSANDS OF UNITED STATES            Three Months     Three Months      Six Months       Six Months
DOLLARS, EXCEPT WEIGHTED SHARES AND           Ended           Ended             Ended           Ended
PER SHARE AMOUNTS)                        June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                          -------------    -------------    -------------    -------------
Numerator-net profit/(loss)                      $136            $(376)           $(152)           $(741)
Denominator- number of shares of
  common stock outstanding                  5,161,396        4,418,462        5,058,093        3,221,429
Basic and diluted Income/(Loss) per
  share                                         $0.03           ($0.09)          ($0.03)          ($0.23)

3. BUSINESS DISPOSITIONS

In March 2003, the Company decided not to further invest in the Customer Service Support Center in the U.S. As of June 30, 2003, all activities have significantly slowed down due to the economic slowdown in the U.S. During the six months ended June 30, 2003, the Company wrote off property and equipment of $150,000. Revenues and net loss information related to Customer Service Support Center operations is as follows (in thousands):

                          For the three months   For the three months   For the six months   For the six months
                                  ended                 ended                 ended                 ended
                              June 30,2003          June 30, 2002          June 30,2003         June 30, 2002
                               (unaudited)           (unaudited)           (unaudited)           (unaudited)
                               -----------           -----------           -----------           -----------
Revenues                            -                    $19                      $4                   $30
Net Loss                            -                  $(117)                  $(185)                $(206)

Total net assets of the Customer Service Support Center were comprised primarily of property and equipment.

4. JOINT VENTURE OPERATIONS


The Company entered into an Equity Joint Venture Contract dated December 20, 2002, between PacificNet Management Limited (PML), a British Virgin Islands company and a wholly owned subsidiary of the Company, and the stockholders of International Elite Limited (IEL), a Cayman Islands company. PML owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region. The terms of the equity joint venture contract are subject to stockholder approval. The business purpose of the joint venture will be to market the Company's existing services in the greater China region. The functional currency of the joint venture will be the Macao Pataca, which has a current exchange rate with the U.S. dollar of 1 U.S. dollar equals 8.28180 Macao Pataca (MOP).

The Company's accounting treatment for the investment in the joint venture is full consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," because the voting power authorizing all major operating and financing decisions for the joint venture rests with the board of directors. Further, the stockholders of IEL have agreed to grant the Company a proxy to vote its shares of the joint venture. Although formal stockholder approval will not be completed until the 2003 annual meeting of stockholders, the majority stockholder has preliminarily approved the transaction, therefore the results for the three months ended and for the six months ended June 30, 2003, of the Company include the operations of the joint venture. The Company does not have any reason to believe formal shareholder approval will not be obtained.

Results of operations for the Company assuming stockholder approval is not obtained are as follows (in thousands):

                                            For the three        For the six
                                            months ended         months ended
                                            June 30, 2003       June 30, 2003
                                            -------------       -------------

Revenues                                          $ 128                $220
Cost of Revenues                                     46                  82
Gross Margin                                         82                 138
Operating Loss                                    (248)               (698)
Interest Income                                       9                  16
Minority Interest                                     7                  21
Loss from Discontinued Operations                     -               (185)
Net loss                                         ($232)              ($846)
Basic and diluted loss per share:               ($0.04)             ($0.15)
Continuing operations                            (0.04)              (0.13)
Discontinued Operations                               -              (0.04)

In March 2003, the Company announced that it completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore. Within 30 days of the formation of the joint venture, the Company is obligated to transfer to the joint venture 800,000 of its shares of common stock. However, the shares are to be returned to Company if the joint venture does not obtain the regulatory approval, fails to receive the approval of its stockholders to enter into this transaction, or the joint venture is otherwise rescinded as provided for in the joint venture agreement. On April 11, 2003, PACT issued 800,000 shares with a market value of $480,000 for investing into an Equity Joint Venture, PacificNet Communications Limited - Macao Commercial Offshore. The 800,000 shares of common stock was accounted for as a separate reduction of stockholders' equity as the shares are escrowed pending shareholder and regulatory approval of the joint venture.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

JOINT VENTURE OPERATIONS - The financial statements for the three months and six months ended June 30, 2003, include the consolidated results of operations for the joint venture company. Although formal stockholder approval will not be obtained until the 2003 annual meeting of stockholders, the majority stockholder has preliminarily approved the transaction, therefore the three months ended and the six months ended results for June 30, 2003, include the operations of the joint venture. We do not have any reason to believe formal stockholder approval will not be obtained. If for some reason the transaction was not consummated, our results of operations, financial condition and prospects would be materially affected. Actual results of operations excluding the consolidation of the transaction subject to stockholder approval would be an overstatement of revenues of $1,160,000, understatement of net loss of $368,000, and understatement of loss per share of $0.06 per share for the three months ended June 30, 2003 and an overstatement of revenues of $1,708,000, understatement of net loss of $694,000, and understatement of loss per share of $0.13 per share for the six months ended June 30, 2003.

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

CONTINGENCIES - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations.

However, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the Company.

In April 2003, FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives ) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The expectation to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Management does not anticipate that SFAS No. 149 will have any effect on the Company.

In May 2003, the Financial Accounting Standards Board issued Interpretation No. 150, " Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 150.

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

The Company also engages in telecommunications, performs voice and data network communications and value-added telecommunication products and services. The Company's business strategy is to take a leading role into a rapidly expanding business sector, namely the IT solution provision and network communication businesses, in Asia and the greater PRC region. The business of PacificNet can be classified into four main operating units:

- PacificNet Limited (referred to herein as "PacSo") is a subsidiary of PacificNet Inc. based in Hong Kong with operations in ShenZhen, Guangzhou, and Beijing, China. PLTD specializes in the development of internet and mobile communications software and solutions for the Greater China market. PLTD's internet and mobile software applications include: the eMerchant2000 software product line, e-commerce and m-commerce systems, CRM software solutions, software applications and games based on short message service
     (SMS) and multi-media message service (MMS) , outsourced software development and localization services for the China market, business process outsourcing (BPO), software localization and translation services, and systems integration services. PLTD's clients includes Sony, So-net, Swire Travel, Chinachem Ltd, Chevalier, HSBC, McDonald's, Li & Fung, CTM, and others..

- PacificNet Solutions Ltd. (referred to herein as "PacSo") - PacSo is a subsidiary of PacificNet that specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of products and services include smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

- PacificNet Communications Ltd. (referred to herein as "PacComm") - PacComm is a subsidiary of PacificNet Inc. PacComm is engaged in telecommunication product distributions, which includes the resale of telecommunication, networking, and computer equipment such as PABX telephone systems, basic switches and router equipments and mobile phone accessories targeted for retail customers.

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

In June 2001, the Company's management, with Board of Director approval, decided to expand its business strategy to the Greater China Region. Subsequently, in February 2002, the Company established a subsidiary office (registered as a Wholly Owned Foreign Enterprise, "WOFE") in Shenzhen, the People's Republic of China ("PRC"), to expand its research, development, marketing and distribution in the PRC.

In March 2003, the Company announced that it completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore." The Company's wholly owned subsidiary PML owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region. The terms of the equity joint venture contract are subject to stockholder approval. Although formal stockholder approval will not be completed until the 2003 annual meeting of stockholders, the majority stockholder has preliminary approved the transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES. Revenues for the three months ended June 30, 2003 were $1,287,000, an increase of $583,000 from $704,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, revenues mainly consisted of $1,160,000 and $113,000 derived from services rendered through its PacComm MOC subsidiary and PacSo subsidiary, respectively. The increase in revenues is due to the revenues associated with the operations of PacComm MOC, which generated revenue of $1,160,000 for the three months ended June 30,2003. The significant decrease in revenues from PacSo is due to consistent economic slowdown in Hong Kong. During the three months ended June 30, 2003, PacificNet's services revenue was generated from customers in Greater China and Hong Kong. One of the customers has accounted for 85.4% of total revenue generated during this quarter and, consequently, the Company has become dependent on this customer. The above mentioned customer is an independent third party of the Company and is under contract until late 2004.

COST OF REVENUES. Cost of revenues for the three months ended June 30, 2003 was $477,000, an increase of $10,000 from $467,000 for the three months ended June 30, 2002. This increase was due to providing higher margin value-added telecom services from PacComm MOC. Cost of revenues, as a percentage of revenues, represented 40% of the services rendered through value-added telecom services in the PacComm MOC joint venture for the three months ended June 30, 2003.

GROSS MARGIN. Gross margin for the three months ended June 30, 2003 was $810,000, an increase of $573,000 from $237,000 for the three months ended June 30, 2002 due to an increase in revenues and profit margins associated with value-added telecom services rendered.

OPERATING EXPENSES. Operating expenses totaled $333,000 for the three months ended June 30, 2003, a decrease of $127,000, from $460,000 for the three months ended June 30, 2002, primarily representing decrease in depreciation and amortization of approximately $72,000 a decrease in staff costs of approximately $20,000 and a decrease in premises costs of approximately $50,000.

INTEREST INCOME. Interest income was $9,000 for the three months ended June 30, 2003, as compared to $21,000 for the three months ended June 30, 2002. The significant decrease is due to lower interest rates in 2003 than 2002.

INCOME TAXES. No tax provision has been recorded for the three months ended June 30, 2003, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended June 30, 2003 totaled $350,000, compared with $49,000 for the same period in the prior year, and consisted of minority interests in the earnings of PacComm MOC and PacSo consolidated subsidiaries that commenced operations in January 2003 and December 2001, respectively.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES. Revenues for the six months ended June 30, 2003 were $2,554,000, an increase of $465,000 from $2,089,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, revenues mainly consisted of $2,334,000 and $132,000 derived from services rendered through its PacComm MOC subsidiary and PacSo subsidiary, respectively. The increase in revenues is due to the revenues associated with the operations of PacComm MOC, which generated revenue of $2,334,000 for the six months ended June 30,2003. The significant decrease in revenues from PacSo is due to consistent economic slowdown in Hong Kong. During the six months ended June 30, 2003, PacificNet's services revenue was generated from customers in Greater China and Hong Kong. One of the customers has accounted for 85.6% of total revenue generated during these six months and consequently, the Company has become economic dependent on this customer. The above mentioned customer is an independent third party of PacificNet and is under contract until late 2004.

COST OF REVENUES. Cost of revenues for the six months ended June 30, 2003 was $949,000, a decrease of $616,000 from $1,565,000 for the six months ended June 30, 2002. This decrease was due to providing higher margin value-added telecom services from PacComm MOC. Cost of revenues, as a percentage of revenues, represented 37% of the services rendered through value-added telecom services in the PacComm MOC joint venture for the six months ended June 30, 2003.

GROSS MARGIN. Gross margin for the six months ended June 30, 2003 was $1,605,000, an increase of $1,081,000 from $524,000 for the six months ended June 30, 2002 due to an increase in revenues and profit margins associated with vaue-added telecom services rendered.

OPERATING EXPENSES. Operating expenses totaled $901,000 for the six months ended June 30, 2003, a decrease of $52,000, from $953,000 for the six months ended June 30, 2002, primarily representing a decrease in staffing costs of approximately $100,000, a decrease in amortization of development costs of approximately $64,000, a decrease in premises costs of approximately $106,000 offset by an increase in provision for fixed assets written off of $91,000 and professional fees of $127,000.

INTEREST INCOME. Interest income was $16,000 for the six months ended June 30, 2003, as compared to $43,000 for the six months ended June 30, 2002. The significant decrease is due to lower interest rates in 2003 than 2002.

INCOME TAXES. No tax provision has been recorded for the three months ended June 30, 2003, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the six months ended June 30, 2003 totaled $687,000, compared with $133,000 for the same period in the prior year, and consisted of minority interests in the earnings of PacComm MOC and PacSo consolidated subsidiaries that commenced operations in January 2003 and December 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash, cash equivalents and investments of $4,124,000 and working capital of $4,054,000 as compared to $3,694,000 and $3,081,000, respectively, at December 31, 2002.

Net cash provided by operating activities was $2,000 for the six months ended June 30, 2003 as compared to net cash used in operating activities of $1,450,000 for the six months ended June 30, 2002. Net cash provided by operating activities in the six months ended June 30, 2003 was primarily due to a net loss of $152,000 increased by non-cash expenses such as stock based compensation in lieu of cash payment of $28,000, provision for write off of fixed assets of $241,000, depreciation and amortization of $37,000, minority interest of $694,000, and offset by an increase in accounts receivable of $778,000, an increase in other current assets of $64,000, a decrease in accounts payable and accrued expenses of $19,000. Net cash used in operating activities for the same period in 2002 was primarily due to a net loss of $741,000 increased by non-cash expenses such as depreciation and amortization of $134,000 and minority interest of $125,000, and offset by an increase in accounts receivable of $935,000 and other assets of $157,000 and an increase in accounts payable and accrued expenses of $5,000.

Net cash flows used in investing activities was $1,000 for the six months ended June 30, 2003 versus $307,000 for the same period in 2002 primarily representing cash paid for the acquisition of investments in other company's interests.

Net cash provided by financing activities for the six months ended June 30, 2003 was $318,000 representing advances under the company's bank line of credit and proceeds from the exercise of stock options of $111,000. Net cash provided by financing activities for the six months ended June 30, 2002 was $4,000,000 received in connection with the completion of two private placements of 2,725,000 shares of the Company's common stock.

CASH. The Company's cash balance increased by $430,000 to $4,124,000 at June 30, 2003, as compared to $3,694,000 at December 31, 2002. The Company believes it has sufficient cash, cash equivalents and investments for the next twelve months of operations.

WORKING CAPITAL. The Company's working capital increased to $4,054,000 at June 30, 2003, as compared to $3,081,000 at December 31, 2002. When compared to balances at December 31, 2002, the increase in working capital at March 31, 2003 reflects mainly on higher levels of net accounts receivable $778,000 and higher levels of other assets of $64,000 offset by higher levels of Bank Line of Credit of $318,000 and lower levels of accounts payable and accrued expenses of $19,000. The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

PROPERTY AND EQUIPMENT ADDITIONS. The Company does not anticipate material expenditures for additions to property and equipment during fiscal year 2003.

CURRENCY EXCHANGE FLUCTUATIONS. All of the Company's revenues are denominated either in United States dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi ("RMB"), the currency of the People's Republic of China. There can be no assurance that RMB-to-United States dollar or Hong Kong dollar-to-United States dollar exchange rates will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.


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

b. Changes in Internal Controls:

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a. RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended June 30, 2003, the Company issued unregistered shares of its common stock in the following transactions:

On April 11, 2003, the Company issued 800,000 shares of common stock to PacificNet Communications Limited- Macao Commercial Offshore due to the completion of the registration of the Joint Venture in the Macao Special Administrative Region, valued at $480,000, or $0.60 per share (split-adjusted) representing the fair market value of the common stock on the date the terms of the joint venture agreement were agreed to and announced. These shares are being held in escrow pending shareholder and regulatory approval of the joint venture agreement. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On April 11, 2003, the Company issued 200,000 shares of common stock to Tony Tong, Chief Executive Officer of the Company upon exercise of stock options as compensation for services rendered between May 1, 2003 to May 31, 2004, exercised at the price of $0.50 per share representing to the fair market value of the common stock on grant date (measurement date) of the stock option. The shares are presented as a separate reduction of stockholders' equity as the shares have been issued, but the services have not been fully rendered.

The Company did not use underwriters in any of the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

a.   SUBSEQUENT CHANGES IN SECURITIES

(1) On July 10, 2003, the Company issued 28,000 shares of common stock to certain employees of the Company upon the exercise of a stock option, exercised at the price of $1.75 per share resulting in net proceeds of approximately $49,000.

(2) On July 16, 2003, the Company issued 300,000 shares of common stock to Excel Harbour Limited upon the exercise of warrants, exercised at the price of $1.75 per share resulting in net proceeds of approximately $525,000.

b.   CHANGE OF TERMS OF EMPLOYMENT AGREEMENT

(1) The Company has an employment agreement with its President and Chief Executive Officer(CEO). The employment agreement provides fan annual salary in the amount of $100,000 until April 1, 2005. Mr. Tong was granted an option to acquire 200,000 shares at an exercise price per share of $0.50 per share, expiring in October 2005. The option of 200,000 shares was exercised on April 11, 2003, for the compensation from May 1, 2003 to May 31, 2004 which have been presented as a separate reduction of stockholders' equity as not all of the services have been fully rendered.

(2) The Company has an employment agreement with its Vice President and Company Secretary. The employment agreement provides an annual salary in the amount of $48,000. Other benefits include monthly housing allowance of $2,000 and monthly automobile allowance of $500.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits

        The following exhibits are filed as part of this report:

EXHIBIT     DESCRIPTION
NUMBER
------      --------------------------------------------------------------------

2.1         Share Exchange Agreement by and among Davin Enterprises, Inc., Carl
            Tong, Leo Kwok and Acma Strategic Holdings Limited dated December
            15, 1997. (1)
2.2         Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3         Supplement to Share Exchange Agreement dated April 29, 2000, between
            Registrant and holders of membership interests in PacificNet.com
            LLC. (3)
2.4         Agreement dated September 30, 2000, among the Company and the
            "Purchasers" named therein. (4)
2.5         Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6         Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1         Certificate of Incorporation, as amended. (7) Certificate of amendment of Certificate of Incorporation.(7)
3.2         By Laws of the Company. (5)
3.3         Amendment to By Laws of the Company. (2)
4           Specimen Stock Certificate of the Company.
10.1        Form of Indemnification Agreement with officers and directors. (1)
10.2        Amendment to 1998 Stock Option Plan.
10.3        Form of Notice of Stock Option Grant and Stock Option Agreement
            under the 1998 Stock Option Plan. (3)
10.4        Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of
            December 9, 2001 (6)
10.5        19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com, Inc.
10.6        Sub-Lease Agreement dated August 30, 2002.(8)
31.1/31.2   Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1/32.2   Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------

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


                                    PACIFICNET
INC.

Date: August 1, 2003                By: /s/ TONY TONG
                                        ---------------------------------
                                        Tony Tong
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 1, 2003                By: /s/ WANG SHAO JIAN
                                        ---------------------------------
                                        Wang Shao Jian
                                        Chief Financial Officer
                                        (Principal Financial Officer)