Form 10QSB
period 2003-09-30
PACIFICNET INC
filed 2003-11-12
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

        UNIT 3813, HONG KONG PLAZA,                                 N/A
   188 CONNAUGHT ROAD WEST, HONG KONG                            (Zip Code)
(Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900

    PACIFICNET INC., UNIT 1702, CHINACHEM CENTURY TOWER, 178 GLOUCESTER ROAD,
                               WANCHAI, HONG KONG
--------------------------------------------------------------------------------

                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 6,162,977 shares of the Company's common stock outstanding on October 23, 2003.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM  1 - FINANCIAL STATEMENTS

1.   Condensed Consolidated Balance Sheets - as of September 30, 2003
     (unaudited) and December 31, 2002 (audited)                               3

2.   Unaudited Condensed Consolidated Statements of Operations - for each
     of the three and nine months ended September 30, 2003 and 2002            4

3.   Unaudited Condensed Consolidated Statements of Cash Flows - for each
     of the three and nine months ended September 30, 2003 and 2002            5

4.   Notes to Condensed Consolidated Financial Statements                      6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - CONTROLS AND PROCEDURES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                    13
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                            13
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13
ITEM 5 - OTHER INFORMATION                                                    14
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     16

PART I - FINANCIAL INFORMATION

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

                                                                          SEPTEMBER 30, 2003   DECEMBER 31,
                                                                             (UNAUDITED)           2002
                                                                             ------------      ------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                                    $     4,791       $     3,694
Accounts Receivables (net of allowance for doubtful accounts of $Nil as of           843               220
  September 30, 2003 and $255 as of December 31, 2002)

Other Current Assets                                                                 213                97
                                                                             ------------      ------------
Total Current Assets                                                               5,847             4,011

Property and Equipment, net                                                            8               284

Goodwill                                                                              17                19
                                                                             ------------      ------------
TOTAL ASSETS                                                                 $     5,872       $     4,314
                                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                          $       932       $       565
Accounts Payable                                                                     102               224
Accrued Expenses                                                                     132               141
                                                                             ------------      ------------
Total Current Liabilities                                                          1,166               930
                                                                             ------------      ------------
Minority Interest in Consolidated Subsidiary                                         977               131
                                                                             ------------      ------------
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   Issued and outstanding - none                                                      --                --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
   Issued and outstanding:
September 30, 2003 - 6,162,977 shares
December 31, 2002 - 4,907,252 shares                                                   1                 1
Additional Paid-In Capital                                                        32,246            31,248
Escrowed shares (800,000 shares of common stock pending approval
   of joint venture agreement)                                                      (480)               --
Unearned Compensation                                                                (58)               --
Warrants                                                                              15                --
Cumulative Other Comprehensive Loss                                                  (24)              (24)
Accumulated Deficit                                                              (27,971)          (27,972)
                                                                             ------------      ------------
Total Stockholders' Equity                                                         3,729             3,253
                                                                             ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     5,872       $     4,314
                                                                             ============      ============

                       See condensed notes to consolidated financial statements.

                                               3


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30
                                                           2003            2002           2003           2002
                                                        ------------   ------------   ------------   ------------
Revenues                                                $     1,300    $        79    $     3,854    $     2,168

Cost of Revenues                                               (542)           (86)        (1,491)        (1,651)
                                                        ------------   ------------   ------------   ------------
Gross Margin/ (Loss)                                            758             (7)         2,363            517
                                                        ------------   ------------   ------------   ------------

Selling, General and Administrative Expenses                   (342)          (293)        (1,149)        (1,112)
Depreciation and Amortization                                    (1)           (69)            (4)          (203)
Provision for Written Off Fixed Assets                           --             --            (91)            --
                                                        ------------   ------------   ------------   ------------

PROFIT/(LOSS) FROM OPERATIONS                                   415           (369)         1,119           (798)

Other Income                                                     53              5             69             48
                                                        ------------   ------------   ------------   ------------

PROFIT/(LOSS) BEFORE INCOME TAXES, MINORITY INTEREST            468           (364)         1,188           (750)
AND DISCONTINUED OPERATIONS

Provision for Income Taxes                                       --             --             --             --
Provision for Impairment Loss of Affiliated Companies            --             (8)            --            (24)
Minority Interests                                             (315)            49         (1,002)           (84)
                                                        ------------   ------------   ------------   ------------
PROFIT/(LOSS) BEFORE DISCONTINUED OPERATIONS                    153           (323)           186           (858)

LOSS FROM DISCONTINUED OPERATIONS                                --            (15)          (185)          (221)
                                                        ------------   ------------   ------------   ------------
NET PROFIT/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS      $       153    $      (338)   $         1    $    (1,079)
                                                        ============   ============   ============   ============
BASIC AND DILUTED INCOME/ (LOSS) PER COMMON SHARE:
Profit/(Loss) from Continuing Operations                $      0.03    ($     0.07)   $      0.04    ($     0.21)
Profit/(Loss) from Discontinued Operations                       --             --    ($     0.04)   ($     0.06)
                                                        ------------   ------------   ------------   ------------
Net Profit/(loss)                                       $      0.03    ($     0.07)            --    ($     0.27)
                                                        ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                                5,348,572      4,660,965      5,170,079      3,971,361

                            See condensed notes to consolidated financial statements.

                                                        4


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)


                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                 2003           2002
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)                                           $         1    $    (1,079)
Adjustments:
Expenses settled by Issuance of Common Stock                          42            136
Expenses settled by Issuance of Warrants                              15             --
Provision for Impairment of Losses in Affiliated Companies            --             24
Loss from discontinued operations                                    185             --
Loss on disposal of fixed assets                                      91             --
Minority Interests                                                   846             76
Depreciation                                                           2            106
Amortization                                                           2             96
Changes in:
Receivables and Other Current Assets                                (739)          (853)
Accounts Payable and Accrued Expenses                               (131)          (176)
                                                             ------------   ------------
Net cash provided by (used in) operating activities                  314         (1,670)
                                                             ------------   ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of Property and Equipment                                 (2)           (34)
Acquisition of Affiliated Company Interests                           --            (20)
Acquisition of Joint Venture                                          --           (255)
Acquisition of Other Investments                                      --            (32)
                                                             ------------   ------------
Net cash used in investing activities                                 (2)          (341)
                                                             ------------   ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances under Bank Line of Credit                                   367             --
Proceeds from Exercise of Stock Options                              418             --
Proceeds from Issuance of Common Stock                                --          4,133
                                                             ------------   ------------
Net cash provided by financing activities                            785          4,133
                                                             ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,097          2,122
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     3,694          1,344
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     4,791    $     3,466
                                                             ============   ============

                 See condensed notes to consolidated financial statements.

                                       5

                        PACIFICNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

2.  EARNINGS PER SHARE

Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings or loss per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents for the periods presented. All earnings per share amounts in these financial statements are basic earnings (loss) per share as defined by FASB No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential issuances of common stock upon exercise of options and warrants because to do so would be antidilutive.


The computation of basic and diluted loss per share is as follows:

(IN THOUSANDS OF UNITED STATES              Three Months   Three Months   Nine Months    Nine Months
DOLLARS, EXCEPT WEIGHTED SHARES AND            Ended          Ended          Ended          Ended
PER SHARE AMOUNTS)                          September 30,  September 30,  September 30,  September 30,
                                                2003           2002          2003            2002
                                            ------------   ------------   ------------   ------------
Numerator-net profit/(loss)                 $       153    $      (338)   $         1    $    (1,079)
Denominator- number of shares of
  common stock outstanding                    5,348,572      4,660,965      5,170,079      3,971,361
Basic and diluted profit/(loss) per share   $      0.03    ($     0.07)   $        --    ($     0.27)
                                            ------------   ------------   ------------   ------------


3. BUSINESS DISPOSITIONS

In March 2003, the Company decided not to further invest in the Customer Service Support Center in the U.S. As of September 30, 2003, all activities have significantly reduced due to the economic slowdown in the U.S. During the nine months ended September 30, 2003, the Company wrote off property and equipment of $150,000. Revenues and net loss information related to Customer Service Support Center operations is as follows (in thousands):

           For the three months   For the three months   For the nine months    For the nine months
                  ended                 ended                  ended                  ended
            September 30, 2003    September 30, 2002     September 30, 2003     September 30, 2002
               (unaudited)           (unaudited)            (unaudited)            (unaudited)
               -----------           -----------            -----------            -----------
Revenues           --                   $108                    $4                    $138
Net Loss           --                   $(15)                 $(185)                 $(221)

Total net assets of the Customer Service Support Center were comprised primarily of property equipment.

4. JOINT VENTURE OPERATIONS

The Company entered into an Equity Joint Venture Contract dated December 20, 2002 between PacificNet Management Limited (PML), a British Virgin Islands company and a wholly owned subsidiary of the Company, and the stockholders of International Elite Limited (IEL), a Cayman Islands company. PML owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region. The terms of the equity joint venture contract are subject to stockholder approval. The business purpose of the joint venture will be to market the Company's existing services in the greater China region. The functional currency of the joint venture will be the Macao Pataca, which has a current exchange rate with the U.S. dollar of 1 U.S. dollar equals 8.28180 Macao Pataca (MOP).

The Company's accounting treatment for the investment in the joint venture is full consolidation in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," because the voting power authorizing all major operating and financing decisions for the joint venture rests with the board of directors. Further, the stockholders of IEL have agreed to grant the Company a proxy to vote its shares of the joint venture. Although formal stockholder approval will not be completed until the next special meeting of stockholders in 2004, the majority stockholders have preliminarily approved the transaction. Therefore the results for the three months ended and for the nine months ended September 30, 2003, of the Company include the operations of the joint venture. The Company does not have any reason to believe formal shareholder approval will not be obtained.

Results of operations for the Company assuming stockholder approval is not obtained are as follows (in thousands):

                                                 For the three      For the nine
                                                  months ended      months ended
                                                 September 30,    September 30,
                                                          2003              2003
                                                 -------------    --------------
Revenues                                                  $124             $344
Cost of Revenues                                            96              178
Gross Margin                                                28              166
Operating Loss                                           (243)             (941)
Other income                                                53               69
Minority Interests                                           4               25
Loss from Discontinued Operations                            -             (185)
Net loss                                                ($186)          ($1,032)
Basic and diluted loss per share:                      ($0.04)           ($0.20)
                                                       =======           =======
Continuing operations                                  ($0.04)           ($0.16)
Discontinued Operations                                      -           ($0.04)

In March 2003, the Company announced that it completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore." Within 30 days of the formation of the joint venture, the Company is obligated to transfer to the joint venture 800,000 shares of its common stock. However, the shares are to be returned to Company if the joint venture does not obtain the regulatory approval, fails to receive the approval of its stockholders to enter into this transaction, or the joint venture is otherwise rescinded as provided for in the joint venture agreement. On April 11, 2003, PACT issued 800,000 shares of common stock to the equity joint venture, PacificNet Communications Limited - Macao Commercial Offshore, which are being held in escrow. The 800,000 shares of common stock was accounted for as a separate reduction of stockholders' equity as the shares are escrowed pending shareholder and regulatory approval of the joint venture.

5. PRIVATE PLACEMENT IN SINO MART MANAGEMENT LIMITED

On July 29, 2003, the Company's largest shareholder, Sino Mart Management Limited completed a $4,600,000 private placement by transferring common shares of 1,150,000 at a price of $4.00 per share to Mr. Kin-Shing Li. The shares transferred represent approximately 19% of the number of shares of the Company's common stock outstanding after the private placement, making Mr. Kin-Shing Li the second largest shareholder of the Company.
Mr. Kin-Shing Li is also a shareholder of International Elite Limited ("IEL") and a party to an Equity Joint Venture Contract dated December 20, 2002 with PacificNet Management Limited, a wholly-owned subsidiary of the Company ("PML"), to which agreement certain other shareholders of IEL are also parties. Under the provisions of that agreement, which by its terms is subject to and conditioned upon the approval of the Company's shareholders, the Company would issue 34,000,000 shares of its common stock to a joint venture entity, 50.1% of the equity in which would be owned by PML.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

JOINT VENTURE OPERATIONS - The financial statements for the three months and nine months ended September 30, 2003, include the consolidated results of operations for the joint venture company. Although it is not anticipated that formal stockholder approval will not be obtained until an upcoming special meeting of stockholders, the majority stockholders have preliminarily approved the transaction. Therefore the three months ended and the nine months ended results for September 30, 2003, include the operations of the joint venture. We do not have any reason to believe formal stockholder approval will not be obtained. If for some reason the transaction was not consummated, our results of operations, financial condition and prospects would be materially affected. Actual results of operations excluding the consolidation of the transaction subject to stockholder approval would be an overstatement of revenues of $1,176,000, understatement of net loss of $339,000, and understatement of loss per share of $0.07 per share for the three months ended September 30, 2003 and an overstatement of revenues of $3,510,000, understatement of net loss of $1,033,000, and understatement of loss per share of $0.20 per share for the nine months ended September 30, 2003.

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

In April 2003, FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective prospectively for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The expectation to these requirements are the provisions of SFAS No. 149 related to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Management does not anticipate that SFAS No. 149 will have any effect on the Company.

In May 2003, the Financial Accounting Standards Board issued Interpretation No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect a material impact on our results of operations or financial condition as a result of the adoption of SFAS No. 150.

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

PacificNet Inc. (www.PacificNet.com) (referred to herein as "PacificNet" or the "Company") is a leading technology investment and management company that invests in customer relationship management (CRM) solutions, mobile applications, value added services (VAS), and telecommunications in Asia. The company grows by acquiring and managing growing businesses with established products and customers in Asia. PacificNet, through its subsidiaries in Asia, provides value-added telecom, SMS and outsourced CRM, data-mining, and telemarketing services to some of the leading telecom, travel, insurance and marketing companies in Hong Kong, Macao, Taiwan, and China. PacificNet is headquartered in Minneapolis USA, with offices in Hong Kong, Shenzhen, Guangzhou, Beijing, Macao.

The Company also engages in telecommunications, performs voice and data network communications and value-added telecommunication products and services, provision of customer relationship management (CRM) and value-added telecom services (VAS) including call center, telemarketing, database management and data-mining services, e-commerce, mobile applications, short messaging services
(SMS), multimedia messaging services (MMS), mobile commerce, VoIP, etc.

The Company's business strategy is to take a leading role into a rapidly expanding business sector, namely the IT solution provision and network communication businesses, in Asia and the greater PRC region. The business of PacificNet can be classified into four main operating units:

- PacificNet Limited (referred to herein as "PLTD") is a subsidiary of PacificNet Inc. based in Hong Kong with operations in ShenZhen, Guangzhou, and Beijing, China. PLTD specializes in the development of internet and mobile communications software and solutions for the Greater China market. PLTD's internet and mobile software applications include: the eMerchant2000 software product line, e-commerce and m-commerce systems, CRM software solutions, software applications and games based on short message service
     (SMS) and multi-media message service (MMS), outsourced software development and localization services for the China market, business process outsourcing (BPO), software localization and translation services, and systems integration services. PLTD's clients includes Sony, So-net, Swire Travel, Chinachem Ltd, Chevalier, HSBC, McDonald's, Li & Fung, CTM, and others.

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

- PacificNet Communications Limited - Macao Commercial Offshore (referred to herein as "PacComm MOC"), PacComm MOC is a subsidiary of PacificNet Inc. and a provider of value-added telecom services including call center, customer relationship management (CRM), telemarketing, and data-mining services, and mobile data services such as short message service (SMS), multi-media messaging service (MMS), unified messaging service (UMS), location-based service (LBS), WAP, and BREW-based CDMA applications, mobile commerce, roaming, paging, wireless internet, virtual private network (VPN) and voice over internet protocol (VoIP) services in the Greater China Region.

In September 2001, the Company's management, with the Board of Director's approval, decided to expand its business strategy to the Greater China Region. Subsequently, in February 2002, the Company established a subsidiary office (registered as a Wholly Owned Foreign Enterprise, "WOFE") in Shenzhen, the People's Republic of China ("PRC"), to expand its research, development, marketing and distribution in the PRC.

In March 2003, the Company announced that it completed the company registration and received government approval from the Macao Special Administrative Region of China, for the formation of the joint venture named "PacificNet Communications Limited -- Macao Commercial Offshore." The Company's wholly owned subsidiary PML owns 50.1% of the joint venture while International Elite Limited (IEL) shareholders own 49.9%. The formation of the joint venture is intended to expand the Company's products and services in the Greater China Region. The terms of the equity joint venture contract are subject to stockholder approval. Although it is anticipated that formal stockholder approval will not be completed until the Company's next special meeting of stockholders in 2004, the majority stockholders have preliminarily approved the transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. Revenues for the three months ended September 30, 2003 were $1,300,000, an increase of $1,221,000 from $79,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003, revenues mainly consisted of $1,176,000 and $46,000 derived from services rendered through its PacComm MOC subsidiary and PacSo subsidiary, respectively. During the three months ended September 30, 2003, PacificNet's services revenue was generated from customers in Greater China and Hong Kong. One of the customers accounted for 80% of total revenue generated during this quarter and, consequently, the Company has become dependent on this customer. The above mentioned customer is an independent third party of the Company and is under contract until late 2004.

COST OF REVENUES. Cost of revenues for the three months ended September 30, 2003 was $542,000, an increase of $456,000 from $86,000 for the three months ended September 30, 2002. This increase was due to providing lower margin value-added telecom services from PacComm MOC. Cost of revenues, as a percentage of revenues, represented 37% of the services rendered through value-added telecom services in the PacComm MOC joint venture for the three months ended September 30, 2003.

GROSS MARGIN. Gross margin for the three months ended September 30, 2003 was $758,000, an increase of $765,000 from ($7,000) for the three months ended September 30, 2002. This increase is due to an increase in revenues associated with value-added telecom services rendered.

OPERATING EXPENSES. Operating expenses totaled $343,000 for the three months ended September 30, 2003, a decrease of $19,000, from $362,000 for the three months ended September 30, 2002. The decrease was primarily due to reductions in the following: wage-related staff costs of $97,000 and non-cash expenses such as depreciation and amortization of $68,000. These reductions were offset by other operating expenses of $146,000.

OTHER INCOME. Other income was $53,000 for the three months ended September 30, 2003, as compared to $5,000 for the three months ended September 30, 2002.

INCOME TAXES. No tax provision has been recorded for the three months ended September 30, 2003, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. The profit available to minority interests for the three months ended September 30, 2003 totaled $315,000 compared with the loss of $49,000 for the same period in the prior year, and consisted of minority interests in the earnings of PacComm MOC and PacSo consolidated subsidiaries that commenced operations in January 2003 and December 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. Revenues for the nine months ended September 30, 2003 were $3,854,000, an increase of $1,686,000 from $2,168,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, revenues mainly consisted of $3,510,000 and $251,000 derived from services rendered through its PacComm MOC subsidiary and PacSo subsidiary, respectively. The increase in revenues is due to the revenues associated with the operations of PacComm MOC, which generated revenue of $3,510,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, PacificNet's services revenue was generated from customers in Greater China and Hong Kong. One of the customers has accounted for 80% of total revenue generated during these nine months and, consequently, the Company has become economic dependent on this customer. The above mentioned customer is an independent third party of PacificNet and is under contract until late 2004.

COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2003 was $1,491,000, a decrease of $160,000 from $1,651,000 for the nine months ended September 30, 2002. This decrease was due to providing higher margin value-added telecom services from PacComm MOC. Cost of revenues, as a percentage of revenues, represented 37% of the services rendered through value-added telecom services in the PacComm MOC joint venture for the nine months ended September 30, 2003.

GROSS MARGIN. Gross margin for the nine months ended September 30, 2003 was $2,363,000, an increase of $1,846,000 from $517,000 for the nine months ended September 30, 2002 due to an increase in revenues and profit margins associated with value-added telecom services rendered.

OPERATING EXPENSES. Operating expenses totaled $1,244,000 for the nine months ended September 30, 2003, a decrease of $71,000, from $1,315,000 for the nine months ended September 30, 2002, The decrease was primarily due to reductions in the following: wage-related staff costs of $64,000, premises (rental) expense of $53,000, insurance of $95,000, and non-cash expenses such as depreciation and amortization of $199,000. The reductions were offset by fixed assets written off of $91,000, an increase in professional fees of $102,000, and other operating expenses of $147,000.

OTHER INCOME. Other income was $69,000 for the nine months ended September 30, 2003, as compared to $48,000 for the nine months ended September 30, 2002.

INCOME TAXES. No tax provision has been recorded for the nine months ended September 30, 2003, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the nine months ended September 30, 2003 totaled $1,002,000, compared with $84,000 for the same period in the prior year, and consisted of minority interests in the earnings of PacComm MOC and PacSo consolidated subsidiaries that commenced operations in January 2003 and December 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash and cash equivalents of $4,791,000 and working capital of $4,681,000 as compared to $3,694,000 and $3,081,000, respectively, at December 31, 2002.

Net cash provided by operating activities was $314,000 for the nine months ended September 30, 2003 as compared to net cash used in operating activities of $1,670,000 for the nine months ended September 30, 2002. Net cash provided by operating activities in the nine months ended September 30, 2003 was primarily due to a net profit of $1,000 increased by non-cash items such as expenses settled by issuance of common stock of $42,000, loss on disposal of fixed assets of $91,000, depreciation and amortization of $4,000, minority interests of $846,000, loss from discontinued operations of $185,000, offset by an increase in accounts receivable and other current assets of $739,000 and a decrease in accounts payable and accrued expenses of $131,000. Net cash used in operating activities for the same period in 2002 was primarily due to a net loss of $1,079,000 increased by non-cash expenses such as expenses settled by issuance of common stock of $136,000, minority interests of $76,000, depreciation and amortization of $202,000, provision for impairment losses of affiliated companies of $24,000, and offset by an increase in accounts receivable and other assets of $853,000 and a decrease in accounts payable and accrued expenses of $176,000.

Net cash used in investing activities for the nine months ended September 30, 2003 was $2,000 representing acquisition of fixed assets versus $341,000 for the same period in 2002 primarily representing costs associated with the joint venture in 2001.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $785,000 representing advances under bank line of credit of $367,000 and proceeds from exercise of stock options of $418,000. Net cash provided by financing activities for the nine months ended September 30, 2002 was $4,133,000 representing proceeds from issuance of common stock.

CASH AND CASH EQUIVALENTS. The Company's cash balance increased by $1,097,000 to $4,791,000 at September 30, 2003, as compared to $3,694,000 at December 31, 2002. The Company believes it has sufficient cash and cash equivalents for the next twelve months of operations.

WORKING CAPITAL. The Company's working capital increased to $4,681,000 at September 30, 2003, as compared to $3,081,000 at December 31, 2002. When compared to balances at December 31, 2002, the increase in working capital at September 30, 2003 reflects mainly on higher levels of net accounts receivable $623,000 and higher levels of other assets of $116,000 offset by higher levels of bank line of credit of $367,000 and lower levels of accounts payable and accrued expenses of $131,000. The Company anticipates that as revenue and operating activity levels increase, working capital financing requirements will also increase.

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

ITEM 3.    CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b. Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits

        The following exhibits are filed as part of this report:

EXHIBIT     DESCRIPTION
NUMBER
---------   --------------------------------------------------------------------

31.1/31.2   Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 302 of the Sarbanes-Oxley Act of 2002.

32.1/32.2   Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
(b) Reports on Form 8-K:

On August 8, 2003, the Company filed a Current Report on Form 8-K under Item 12.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PACIFICNET INC.

Date: November 10, 2003                  By: /s/ TONY TONG
                                             -----------------------------------
                                             Tony Tong
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: November 10, 2003                  By: /s/ WANG SHAO JIAN
                                             -----------------------------------
                                             Wang Shao Jian
                                             Chief Financial Officer
                                             (Principal Financial Officer)