Form 10KSB
period 2003-12-31
PACIFICNET INC
filed 2004-04-02
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-24985

                             [PACIFICNET INC. LOGO]

                                 PACIFICNET INC.
              (Exact name of small business issuer in its charter)

               DELAWARE                                       91-2118007
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

UNIT 2710, HONG KONG PLAZA, 188 CONNAUGHT ROAD WEST,             N/A
                   HONG KONG                                  (Zip Code)
    (Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900
   PACIFICNET.COM INC., 7808 CREEKRIDGE CIRCLE, SUITE101 BLOOMINGTON, MN 55439
   ---------------------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $1,217,000.The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $4,055,986, based upon the closing sale price of $5.34 per share as reported by The Nasdaq Small Cap Market on such date. There were 7,713,977 shares of the Company's common stock outstanding on March 25, 2004.

Transitional Small Business Disclosure Format (check one): YES / /   NO /X/

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

                                     PART I

 1.  Description of Business                                                  3
 2.  Description of Property                                                 11
 3.  Legal Proceedings                                                       12
 4.  Submission of Matters to a Vote of Security Holders                     12

                                     PART II

 5.  Market for Common Equity and Related Stockholder Matters                12
 6.  Management's Discussion and Analysis or Plan of Operation               13
 7.  Financial Statements                                                    17
 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            41
8A.  Controls and Procedures                                                 41

                                    PART III

 9.  Directors and Executives Officers                                       41
10.  Executive Compensation                                                  44
11.  Security Ownership of Certain Beneficial Owners and Management          46
12.  Certain Relationships and Related Transactions                          47
13.  Exhibits and Reports on Form 8-K                                        48
14.  Principal Accountant Fees and Services                                  49

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

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was incorporated in the state of Delaware on April 8, 1987. The Company is focused on systems integration, network communications, customer relationship management (CRM) solutions, information technology solutions and telecommunications in Asia. The Company, through its subsidiaries, invests, operates and provides value-added telecom services (VAS) in China including call centers, telemarketing, customer relationship management (CRM), interactive voice response (IVR), short messaging services (SMS), multimedia messaging services (MMS), voice over internet protocol (VoIP), mobile applications, calling cards, and sales and distribution of telecom services. The Company intends to continue to grow by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

         The Company's business strategy is to take a leading role in a rapidly expanding business sector, namely the information technology solution provision and network communication businesses in Asia and the greater People's Republic of China region. The Company's business can be classified into the following operating units:

- PacificNet Solutions Ltd. (referred to herein as "PacSo"), is a subsidiary that specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of PacSo's products and services includes smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

- PacificNet Communications Ltd. (referred to herein as "PacComm"), a subsidiary of PacificNet is a leading provider of VAS services including call centers, CRM, telemarketing, data-mining services, mobile data services such as short message services (SMS), multi-media message services (MMS), unified messaging services (UMS), location-based service (LBS), wireless application protocol (WAP), and binary runtime environment for wireless (BREW)based CDMA applications, mobile commerce, roaming, paging, wireless internet, virtual private network (VPN) and voice over internet protocol (VoIP) services in the Greater China Region. In December 2003, PacComm completed an agreement to acquire a 50% controlling interest in Epro Telecom Holdings Limited
         (Epro), one of the largest providers of value-added telecom services
         (VAS), interactive voice response (IVR), mobile chatting, and voice-portal services in Greater China with over 500 employees, 1,000 call center seats and processes over 100,000 calls daily.

- PacificNet Limited - is a distributor and reseller of telecommunication, networking and computer equipment. In conjunction with the Company's business of providing telecommunication services, PacificNet Limited is also engaged in telecommunication product distributions, which includes the resale of PABX telephone systems, basic switches and router equipments and mobile phone accessories targeted for retail customers.

- PacificNet Tech (SZ) Limited (referred to herein as "SZ") is a subsidiary of PacificNet located in Shenzhen, the People's Republic of China ("PRC"). SZ was established to expand the Company's research, development, marketing and distribution opportunities in the PRC.

- PacificNet Strategic Investment Holdings Limited (referred to herein as "PSI") is a subsidiary of PacificNet. In December 2003, PSI completed an agreement to acquire 51% of the shares of a private PRC company, Beijing Linkhead Technologies Limited Co., (Linkhead), a leading provider of value-added telecom service (VAS), interactive voice response (IVR), mobile chatting, and voice-portal services in Greater China.

- Beijing Linkhead Technologies Limited Co., (referred to herein as "Linkhead") a People's Republic of China Limited Liability Corporation, is engaged in the business of providing value-added services (VAS), interactive voice response (IVR) system development and integration, voice internet portals, computer telephony integration (CTI), VoIP, internet and mobile application development, telecom customer relationship management (CRM) services for China's telecom operators, telecom related management and consulting services, mobile consumer analytics, mobile data-mining, internet e-commerce and mobile commerce, mobile applications based on WAP, K-Java, BREW, EMS, short messaging services (SMS), multimedia messaging services (MMS), outsourced software development, and other mobile value-added services (VAS) in the PRC. Linkhead's major clients and profit-sharing partners include some of the leading telecom operators such as China Telecom (NYSE:
         CHA), China Mobile (NYSE: CHL), China Unicom (NYSE: CHU), UTStarcom (Nasdaq: UTSI). Linkhead is also channel partner, or a master reseller, of NMS Communications (Nasdaq: NMSS), a leading provider of communications technologies and solutions, which enables new enhanced services and efficient networks that help customers grow their profits and revenue.

- Epro Telecom Holdings Limited - Epro Telecom Holdings Limited (Epro), a company incorporated in the Hong Kong Special Administrative Region of the People's Republic of China, is engaged in the business provision of value-added telecom services (VAS), call center and customer relationship management (CRM) services, mobile marketing and promotion services, call center training, management and consulting services, call center software, IVR systems, mobile payment and mobile point of sale (POS) solutions, internet e-commerce and mobile commerce, mobile applications based on short messaging services (SMS), multimedia messaging services (MMS), outsourced telemarketing and customer support services, and other mobile value-added services (VAS) for Hong Kong and PRC's telecom operators, banks, insurance, and other financial services companies in the PRC. Epro's clients include major telecom operators, banks, insurance and financial services companies in Greater China, such as China Telecom (NYSE: CHA), China Unicom (NYSE: CHU), PCCW (NYSE: PCW), CSL, SmarTone Telecom, Sunday Communications (Nasdaq:
         SDAY), Hutchison Whampoa Limited (HKSE:0013.HK), Swire Coca-Cola, Samsung, Dun & Bradstreet, DBS, Dao Heng Insurance, Shenzhen Development Bank, Hong Kong Government Housing Authority and Hongkong Post.

         The Company has ceased its participation with International Elite Limited (IEL) in the joint venture company, PacificNet Communications Limited - Macao Commercial Offshore (the "Joint Venture"). Pursuant to the terms of the Equity Joint Venture Agreement, signed on December 21, 2002, the Company was required to obtain the requisite regulatory and shareholder approval to issue 34 million shares of the Company's common stock in connection with the Joint Venture transaction. The Company still has not received the necessary regulatory and shareholder approval to issue the shares. Since the Company was unable to obtain shareholder approval, the board of directors of the Company determined that it was in the best interest of the Company to terminate its interest in the Joint Venture. Since the Company has not obtained regulatory and shareholder approval of the joint venture transaction, the Company does not consolidate the assets, liabilities, revenues and expenses of the Joint Venture. The Company has cancelled all revenues in its financial records and returned to IEL all profits earned in 2003 from the Joint Venture contracts. The Company will no longer seek approval to issue the 34 million shares to the Joint Venture.

PRINCIPAL CUSTOMERS

The Company's customers are located in Hong Kong, mainland China and other regions of Asia. For the year ended December 31, 2003, the Company's principal customers included Sony and Swire Travel Ltd. The Company's business relationship with each of its customers is based on a long-term mutual beneficial relationships. The Company believes that the acquisitions of two leading value added services providers, Beijing Linkhead Technologies Company, Limited and Epro Telecom Holdings Limited, enhances the Company's ability to market its customer relationship management (CRM) and value added services (VAS) in Greater China and strengthens the Company's customer profile by including major telecom operators such as China Telecom (NYSE: CHA), China Unicom (NYSE:
CHU) and PCCW (NYSE: PCW). A brief description of Company's customers is as follows:

CHINA TELECOM - China Telecom Corporation Limited provides wireline telephone, data, Internet and leased line services in Shanghai Municipality, Guangdong Province, Jiangsu Province and Zhejiang Province of the People's Republic of China. China Telecom offers a range of telecommunications services to residential and business customers, including local, domestic long distance and international long distance telephone services, Internet and managed data, leased line and other related services.

CHINA MOBILE - China Mobile (Hong Kong) Limited provides a full range of mobile telecommunications services in 21 service regions in Mainland China, consisting of 16 provinces (Guangdong, Zhejiang, Jiangsu, Fujian, Henan, Hainan, Hebei, Liaoning, Shandong, Anhui, Jiangxi, Sichuan, Hubei, Hunan, Shaanxi and Shanxi), four municipalities (Beijing, Shanghai, Tianjin and Chongqing) and one autonomous region (Guangxi Zhuang Autonomous Region). China Mobile offers mobile telecommunications services principally using the global system for mobile communications (GSM) standard. Its GSM networks reach all cities and counties and major roads and highways within its service regions.

CHINA UNICOM - China Unicom Limited is an integrated telecommunications operator in China, offering a wide range of telecommunications services, including cellular, international and domestic long-distance, data, Internet and paging services. The controlling shareholder, Unicom Group, possess the exclusive license to offer code division multiple access (CDMA) cellular services in China. It has constructed CDMA networks nationwide. It completed construction of the initial phase of its CDMA network at the end of 2001. China Unicom has leased capacity on Unicom's Group network and operates the CDMA network in the cellular service areas.

PCCW - PCCW Limited is a telecommunications service provider in Hong Kong. PCCW is comprised of segments such as Telecommunications Services (TSS). In the TSS segment, PCCW provides fixed-line telecommunications services which includes Internet access and multimedia content, and Business eSolutions through which PCCW offers systems integration, applications development, network integration and application-management services, information technology (IT) solutions, business broadband Internet access, hosting and facilities management services and Internet data centers within Hong Kong and greater China.

HUTCHISON TELECOM - Hutchison Telecom, a subsidiary of Hutchison Whampoa Ltd (HWL, www.hutchison-whampoa.com) (HKSE:0013.HK), is one of the world's leading owners and operators of telecommunications, offering a wide range of communication services in Hong Kong and around the globe including mobile telephony (voice and multimedia), paging, trunked radio, fixed-line services, Internet services, fiber optic broadband networks and radio broadcasting. Hutchinson's Hong Kong mobile operations currently have a subscriber base of about 1.8 million, representing the largest share of the local mobile market. Hutchison 3G HK Limited (www.three.com.hk), a joint venture with NTT DoCoMo and NEC, is the first operator in Hong Kong to roll out 3G video mobile services in January 2004.

SUNDAY - SUNDAY Communications Limited is a developer and provider of wireless communications and data services, including the sales of mobile phones and wireless data services, in Hong Kong. It offers its services under the brand name SUNDAY. Since early 2000, SUNDAY has started launching various wireless data services through which its subscribers could utilize ringtone or logo downloads, quiz games, message dedication or participate in mobile community chat by the use of short messaging services or media messaging services. SUNDAY was granted a mobile carrier license in Hong Kong in October 2001 to construct and operate a 3G (third-generation) network. In addition, SUNDAY offers its mobile subscribers basic airtime services, value-added services, enhanced services, short messaging services, wireless data services, roaming services and international long distance calling services, and sells accessories.

SONY (SO-NET) - So-net, Hong Kong, a wholly-owned subsidiary of Sony Corporation of Hong Kong Limited. So-net was granted a sub-license from Sony Communication Network Corporation (SCN) to create a broadband service under the So-net brand. Since its establishment in 1996, So-net has become the third largest Internet Service Provider in Japan with a subscriber base of 1.7 million.

SWIRE TRAVEL - Swire Travel is a travel management company with over half a century of experience servicing Hong Kong's most elite companies. Swire Travel's main expertise is the management of corporate travel in which a wide range of services is available to meet the needs of its business clients.

THE HONG KONG HOUSING AUTHORITY (HA) - The Hong Kong Housing Authority is a department of the Hong Kong Special Administrative Region of the People's Republic of China (HKSAR). HA determines and implements public housing programs within the government's overall housing policy framework. Apart from planning and building public housing, HA manages public rental housing estates, interim housing estates, transit centers, flatted factories and ancillary commercial and non-domestic facilities such as shopping centers, market stalls and carparks. In addition, it acts as the government's agent for clearing land, preventing squatting and implementing improvements in squatter areas. HA also assists low-income families to become home owners.

SERVICES

The Company provides various services to its customers including:

CUSTOMER RELATIONSHIP MANAGEMENT. We provide solid experience in call center operation and management and active involvement in the evolution of the customer contact industry.

VOICE AND IP RELATED SERVICES. We provide extensive experience in voice and IP related products in the value-added industry and plan to expand to more data-oriented services for mobile users.

CONSULTING SERVICES. We consult with our customers to establish online e-business environments. Consulting services include the identification of specific content nature, user-friendly interface, overall web themes and designs, target user groups, web advertising and integrated online solutions.

TRAINING SERVICES. We offer comprehensive training programs and consulting services available for call center management professionals at all levels.

Our subsidiary Epro is a leading provider of outsourced call center, telemarketing, CRM, SMS, and other value-added telecom services (VAS), interactive voice response (IVR) services with over 13 years of field experience in Greater China. Epro's business consists of the following three major categories:

1. Outsourced Call Center Services
Epro's ISO 9001 certified outsourcing contact center hosts over 1000 workstations and 500 agents, and provides 24x7x365 multi-lingual inbound and outbound services.

2. Training and Consulting Services
The Epro Call Center Training Institute (ECCTI) is a leading provider of Contact Center Management Consulting and Training services, which helps clients maximize the return on investment of their CRM operations.

3. Call Center Management Software Products and Solutions
Epro's software products include: WISE-xb Call Center agent performance management and reporting software, and Automatic Call Distribution (ACD) System, Unified Messaging System (UMS), SMS, and other value added services.

SALES AND MARKETING

Historically, the Company has not engaged in any significant marketing activities and has relied primarily on its reputation for quality and efficiency among its customers and leveraging its strategic investors to obtain new business.

BACKLOG

There was no significant backlog of services to render to customers for PacComm, PacificNet and PacSo as of December 31, 2003.

COMPETITION

The market in which we compete is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than ours. Because our primary competitors are in-house operations of existing or potential clients, our performance and growth could be negatively impacted if our existing clients decide to provide in-house customer care services that currently are outsourced, or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors could cause our services to lose market acceptance or result in significant price erosion.

EMPLOYEES

As of December 31, 2003, the Company and its subsidiaries had 650 employees and contractors. The Company has not experienced any labor stoppages. None of the Company's employees are covered by collective bargaining agreements.

RESEARCH AND DEVELOPMENT

The Company places great emphasis on the continued enhancement of its existing products and solutions, including designing, development and supporting a portfolio of converged voice and data enhanced services, products and solutions to help wireless, wire-line and Internet service providers offer unprecedented access to communications, information and commerce. These products and solutions include:

o        color ringback tone systems;
o        value-added services for mobile users;
o multi-media information on demand systems, which integrates the dynamics of the Internet with voice based communication applications, including text-to-speech and voice recognition capabilities;
o web-based multimedia call center/ customer relationship management for service providers and corporations;
o        voice mail systems; and
o Wise-xb, which is a Call Center agent performance management and reporting software. It provides intelligent routing, comprehensive ACD/ PBX capabilities, Email, IVR, Voice Mail, Messaging, Conference, Recording, Coaching/ Supervising, Reporting and Interface.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY THERE MAY NOT BE SUFFICIENT INFORMATION FOR YOU TO EVALUATE OUR FUTURE GROWTH. We were founded and commenced operations in July 1999. We have a limited operating history from which investors can base evaluations of its business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties inherent in and traditionally encountered by companies in an early stage of development in new and rapidly evolving markets. As of December 31, 2003, we had incurred losses aggregating $29,850,000.

OUR GROWTH STRATEGY TO ACQUIRE COMPANIES AND FORM STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL, AND IF IT IS NOT, OUR ABILITY TO GENERATE REVENUES THROUGH THESE VEHICLES MAY BE IMPAIRED.

One component of our growth strategy is to pursue strategic acquisitions of companies in China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. We also intend to actively identify and acquire assets and technologies from business that are complementary to our existing portal business. There can be no assurance that we will be able to successfully identify, acquire on favorable terms or integrate such companies. If any acquisition or joint venture is completed, there can be no assurance that such acquisition will enhance our business, results of operations or financial condition. As part of its growth strategy, the Company may also pursue opportunities to undertake strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of the joint ventures.

Any such future acquisitions may be subject to a number of risks, including:
o        the diversion of management time and resources;
o the difficulty of assimilating the operations and personnel of the acquired companies;
o        the potential disruption of our ongoing business;
o the difficulty of incorporating acquired technology and rights into our products and services;
o        unanticipated expense related to technology integration;
o difficulties in maintaining uniform standards, controls, procedures and policies;
o the impairment of relationships with employees and customers as a result of any integration of new management personnel;
o        potential unknown liabilities associated with acquired business.

Further, in connection with these acquisitions and joint venture transactions we plan to issue shares of our common stock. The price of our stock has fluctuated in the past and may continue to do so. If the value of our stock declines, or other adverse circumstances arise, we face the risk that the parties to these acquisitions or joint ventures may seek ways to terminate the transaction, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these companies. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. Moreover, the resources expended in identifying and consummating acquisitions and joint ventures may be significant. Furthermore, any acquisitions we decide to pursue may be subject to the approval of the relevant PRC government authorities, as well as any applicable PRC rules and regulations. The occurrence of any such events could have a material adverse effect.

The Company may in the future face increased competition for acquisition and joint venture opportunities, which may inhibit the Company's ability to consummate suitable acquisitions or joint ventures on terms favorable to the Company. The Company may require additional debt or equity financing for future acquisitions or joint ventures, which financing may not be available on terms favorable to the Company, if at all. The Company recently acquired controlling interests in Epro Telecom Holdings Limited and in Beijing Linkhead Technologies Co., Ltd. The Company expects these acquisitions to strengthen its position as a provider of outsourced call center, telemarketing, customer relationship management and value added services. However, the anticipated benefits of these acquisitions may not be achieved.

WE RELY ON ESTABLISHED CUSTOMER RELATIONSHIPS TO GENERATE NEW CONSULTING SERVICES CUSTOMERS AND WITHOUT ANY ADDITIONAL MARKETING WE FACE THE RISK THAT WE WILL NOT BE ABLE TO OBTAIN NEW CUSTOMERS. We do not have an internal marketing team. In order to generate new consulting services customers, we rely primarily on customer referrals from relationships established by our executive management and business unit leaders. Without a marketing team our ability to generate new consulting services customers will be limited to our customer referrals, and if we are unable to successfully maintain existing relationships, and generate new consulting services customers in a cost-effective manner, our ability to generate revenues through our consulting services business could be severely limited.

OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN ANY REQUIRED ADDITIONAL FINANCING ON FAVORABLE TERMS, IF AT ALL. Since inception, our investments and operations have been financed through sales of our common stock. We currently have an available bank line of $110,000 out of a total credit line of $1,309,000. As of December 31, 2003, we had $3,823,000 in cash and cash equivalents. Subsequent to December 31, 2003, we completed a private placement of our common stock in which we received approximately $3,000,000 of gross proceeds. In the future, we may need to raise additional funds through public or private financing, which may include the sale of equity securities. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business growth strategy may slow, which could severely limit our ability to generate revenue.

COMPETITION. The market in which we compete is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than ours. Similarly, there can be no assurance that additional competitors with greater resources than ours will not enter our market. Because our primary competitors are in-house operations of existing or potential clients, our performance and growth could be negatively impacted if our existing clients decide to provide in-house customer care services that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. Specially, increasing competition in relation to CRM and VAS services in the PRC has led to a reduction in the telecommunication services fee. Such profit margin decreases could adversely affect the Company's profitability. In addition, competitive pressures from current or future competitors could cause our services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon our business, results of operations or financial condition.

DEPENDENCE ON KEY PERSONNEL. We are highly dependent on the services of Tony Tong, our Chairman and Chief Executive Officer and Victor Tong, our President, as well as other principal members of our management team. Our executives not only manage our day to day business operations, but are essential to our ability to establish and maintain relationships with our customers. Continued growth and profitability will depend upon our ability to maintain our current leadership infrastructure and recruit and retain qualified, and experienced executive personnel. Competition in our industry for executive-level personnel is strong and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees.

RISKS RELATED TO OUR TECHNOLOGY AND EQUIPMENT

RISK OF BUSINESS INTERRUPTION. Our operations are dependent upon our ability to protect our call centers, data centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, hacker attacks, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our call centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. While we maintain certain property and business interruption insurance, such insurance may not adequately compensate us for all losses that it may incur.

RISKS ASSOCIATED WITH TECHNOLOGY. Our business is highly dependent on our computer and telecommunications equipment and software systems. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our future success also will be highly dependent upon our ability to enhance existing services and introduce new services or products to respond to changing technological developments. There can be no assurance that we can successfully develop and bring to market any new services or products in a timely manner, that such services or products will be commercially successful or that competitors' technologies or services will not render our products or services noncompetitive or obsolete.

RISK RELATED TO OUR TECHNOLOGY AND EQUIPMENT

DEPENDENCE ON KEY INDUSTRIES. Our clients are concentrated primarily in the telecommunications, telemarketing and technology industries, and to a lesser extent, the insurance and financial services industries. Our business and growth is largely dependent on the continued demand for our services from these industries and current trends in such industries to outsource certain customer care services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer care services could have a material adverse effect on our business, results of operations or financial condition.

RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH OUR ASIAN OPERATIONS. The establishment and expansion of international operations has required significant management attention and resources since our founding. All of our current and anticipated future revenues are or are expected to be derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results, language barriers and other difficulties in staffing and managing foreign operations;

o legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;
o longer customer payment cycles and greater difficulties in collecting accounts receivable;
o uncertainties of laws and enforcement relating to the protection of intellectual property;
o        seasonal reductions in business activity; and
o        potentially uncertain or adverse tax consequences.

In addition, changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on our business, operating results and financial condition. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

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

SALES IMPACT DUE TO SEVERE ACUTE RESPIRATORY SYNDROME (SARS). The outbreak of SARS in the PRC in early 2003, following official acknowledgement of the disease by the authorities in April 2003, had impacted retail sales in general, including that of related telecommunications services. It was observed that consumer spending in the PRC was significantly reduced due to self-imposed restriction on peoples' mobility within some major cities. There can be no assurance that new SARS cases will not recur. The crisis of outbreak of bird flu is another unknown factor may cause strong impact in the global economy growth. If this happens, the Company's sales and financial position will be adversely affected.

NON-RENEWAL OF BUSINESS LICENSES. In order to expand our business into mainland China our activities will require business licenses. This requires a review and approval of our activities by various national and local agencies of the Chinese government. There can be no assurance that current Chinese government, or successors, will continue to approve of our activities or grant or renew our licenses. Our inability to obtain needed approvals or licenses would have a material adverse effect on our business, financial condition and results of operations.

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

OUR STOCK PRICE IS HIGHLY VOLATILE. Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:
o        variations in our quarterly operating results;
o announcements that our revenue or income are below analysts' expectations;
o        general economic slowdowns;
o        changes in market valuations of similar companies;
o        sales of large blocks of our common stock;
o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally based companies


ITEM 2. DESCRIPTION OF PROPERTY.

A description of the Company's property follows:

HONG KONG - The Company maintains its corporate headquarters and development center in Hong Kong located at Unit 2710, Hong Kong Plaza, 188 Connaught Road West, Hong Kong, where it leases approximating 1,000 square feet floor for a monthly rental fee of $650. Substantially all of the Company's operations are run from this facility. The Company leases this space from a shareholder.

The Company's Call Center is located at Units 601-603 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon where it leases approximately 17,739 square feet for a monthly fee of $16,365 and branch office is located at Units 2-3, 17th Floor, Nan Fung Commercial Centre, 19 Lam Lok Street, Kowloon Bay, Hong Kong where it leases approximately 2,359 square feet for a monthly rental fee of $1,815.

UNITED STATES - The Company's current U.S. corporate office is located at 860 Blue Gentian Road, Suite 360, Eagan, Minnesota 55121, where it subleases space for a monthly rental fee of $1,000.

CHINA - The Company's current Chinese corporate office is located at Room 1708, Tower B, Stars Plaza, Hongli Road, FuTian District, Shenzhen, China where it leases approximately 1,000 square feet for a monthly rental fee of $449. The Company leases this space from a shareholder. The Company's offices are located in Beijing , Shanghai and Shenzhen. Details are as follows:

Locations                                                                            Area (Square Feet)
---------                                                                            ------------------
1601, 26 Building, 3 Block, Anzhenxili, ChaoYang District, Beijing                           4,306
1407, 2 Building, Hengji Plaza, 547 Tianmuxilu, Shanghai                                     2,153
901, Tower A, Tian An High-Tech Plaza, Tian An Cyber Park, Fu Tian District, Shenzhen        1,076

ITEM 3. LEGAL PROCEEDINGS.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its 2003 Annual Meeting of Stockholders at its Hong Kong Corporate office on December 24, 2003. At such meeting the following directors were elected. Tony Tong, Victor Tong, ShaoJian Wang, Yue Tang, David Fisher and Peter Wang.

The following proposals were also voted on at the meeting:

RATIFICATION AND APPROVAL OF THE PREVIOUS ISSUANCE OF SHARES OF THE COMPANY'S COMMON STOCK TO DIRECTORS AND OFFICERS OF THE COMPANY AS COMPENSATION FOR SERVICES PROVIDED TO THE COMPANY.
FOR - 3,021,798
WITHHELD - 1,506,740
ABSTAIN - 159,317

RATIFICATION OF AMENDMENT OF THE COMPANY'S 1998 STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES THAT MAY BE GRANTED AS STOCK OPTION AWARDS UNDER THE 1998 PLAN.
FOR - 2,847,660
WITHHELD - 1,506,740
ABSTAIN - 159,317

RATIFICATION OF THE APPOINTMENT OF CLANCY AND CO P.L.L.C., AS INDEPENDENT AUDITORS FOR THE COMPANY FOR FISCAL YEAR 2003:
FOR - 4,691,071
WITHHELD - 5,677
ABSTAIN - 21


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is listed on The Nasdaq SmallCap Market under the symbol "PACT". Effective at the open of business on January 6, 2003, every five (5) shares of the Company's issued and outstanding common stock was combined into one (1) share of fully paid and non-assessable common stock of the Company.

         The following table sets forth the range of high and low bid prices reported by Nasdaq in each fiscal quarter from January 1, 2002 to December 31, 2003. The high and low bid prices reported by Nasdaq, have been adjusted to give effect to the reverse split. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                      HIGH            LOW
                                                      ----            ---
FISCAL 2002
Quarter Ended March 31, 2002                          $1.50           $0.85
Quarter Ended June 30, 2002                           $2.25           $0.70
Quarter Ended September 30, 2002                      $1.05           $0.40
Quarter Ended December 31, 2002                       $1.95           $0.50

FISCAL 2003
Quarter Ended March 31, 2003                          $3.65           $0.30
Quarter Ended June 30, 2003                           $3.09           $2.30
Quarter Ended September 30, 2003                      $10.29          $2.18
Quarter Ended December 31, 2003                       $6.41           $4.10

FISCAL 2004
January 1, 2004 - March 25, 2004 *                    $7.00           $4.98
* Reflects partial period

        As of March 25, 2004, there were approximately 3,000 record holders of the common stock. The Company has not paid any cash dividends on its common stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS. Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:

o        the impact of competitive products;
o        changes in laws and regulations;
o        adequacy and availability of insurance coverage;
o        limitations on future financing;
o increases in the cost of borrowings and unavailability of debt or equity capital;
o        the inability of the Company to gain and/or hold market share;
o exposure to and expense of resolving and defending liability claims and other litigation;
o        consumer acceptance of the Company's products;
o        managing and maintaining growth;
o        customer demands;
o        market and industry conditions,
o the success of product development and new product introductions into the marketplace;
o        the departure of key members of management, and
o the effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESEARCH AND DEVELOPMENT
We evaluate research and development costs to identify any research and development activities could be objectively measured and recognized as an asset for accounting purposes at the time it is acquired or developed its future economic benefits. Some costs and expenses are recognized as expenses as costs incurred during the period provide no discernible future benefits, or costs recorded as assets in prior periods no longer provide discernible benefits, and allocating costs either on the basis of association with revenue or among several accounting periods is considered to serve no useful purposes.

VALUATION OF LONG-LIVED ASSETS INCLUDING GOODWILL AND PURCHASED INTANGIBLE
ASSETS
We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

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

RESULTS OF OPERATIONS
The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                                     YEAR ENDED             YEAR ENDED
                                                                  DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                  -----------------      -----------------
  Revenues                                                             100.0%                  100.0%
  Cost of Revenues                                                     (57.4)                  (77.1)
  Gross Margin                                                          42.6                    22.9
  Selling, general and administrative expense                         (226.6)                 (125.6)
  Depreciation and amortization                                         (6.2)                  (11.4)
  PROVISION FOR WRITTEN OFF FIXED ASSETS                               (17.1)                    -
  OPERATING LOSS                                                      (207.3)                 (114.1)
  Interest income, net                                                   2.2                     1.4
  Sundry income                                                          4.4                     -
  Provision for impairment of affiliated companies                       -                      (4.2)
  Provision for income taxes                                            (2.6)                    -
  Minority interest                                                     49.0                    (4.6)
  Discontinued operations                                                -                      (4.6)
  NET LOSS                                                            (154)%                  (126)%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES, COST OF REVENUES AND GROSS MARGIN. Revenues for the year ended December 31, 2003 were $1,217,000, a decrease of $1,102,000 from $2,319,000 for the year ended December 31, 2002. Cost of revenues for the year ended December 31, 2003 were $698,000, a decrease of $1,089,000 from $1,787,000 for the year ended December 31, 2002. Cost of revenues, as a percentage of revenues, was 57% for the year ended December 31, 2003 compared with 77% for the year ended December 31, 2002. The decrease in revenues and cost of revenues is the result of a reduction of operations in IT Systems Integration. Gross margin for the year ended December 31, 2003 was $519,000, a decrease of $13,000 from $532,000 for the year ended December 31, 2002, resulting from the reduction of revenues as compared to 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses totaled $2,758,000 for the year ended December 31, 2003, a decrease of $154,000 from $2,912,000 for the year ended December 31, 2002. The decrease in selling, general and administrative expenses is the result of reducing the size of our operations, which resulted in decreased premises costs and staff costs.

INTEREST INCOME. Interest income was $27,000 for the year ended December 31, 2003, as compared to $33,000 for the year ended December 31, 2002. The decrease is due to a lower interest rate in 2003 compared to 2002.

WRITTEN-OFF OF TANGIBLE AND INTANGIBLE ASSETS. As of balance sheet date, the Company reviews the carrying amounts of its tangible and intangible assets to determine whether there is any indication that those assets have to make provision for the impairment loss. The Company decided to write off tangible assets of $208,000 and intangible assets which mainly include research and development of $761,000. The costs and expenses are recognized as expenses as costs incurred during the period provide no discernible future benefits

PROVISION FOR IMPAIRMENT LOSS OF AFFILIATED COMPANIES. The Company's provision for impairment loss of affiliated companies totaled $97,000 for the year ended December 31, 2002, and related to the Company's investments in Xmedia ($95,000) and in PacSo ($2,000).

DISCONTINUED OPERATIONS. Discontinued operations represents the net loss resulting from the Company's downsizing of its operations in Laptizen during the forth quarter of 2001. Revenues were $15,000 and net loss was $107,000 for 2002 respectively.

INCOME TAXES. The income taxes for one of the Company's subsidiaries was $32,000 for the year ended December 31, 2003 and $0 for the year ended December 31, 2002. The increase in income taxes was the result of the operating profit generated by the subsidiary.

MINORITY INTERESTS. Minority interests for the year ended December 31, 2003 totaled $596,000, which represents the Company's existing interest in its subsidiary PacSo of $25,000, and its interest in newly acquired subsidiaries, Epro of $380,000 and Linkhead of $191,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had cash and cash equivalents of $3,823,000, and working capital of $1,442,000 as compared to $3,694,000 and $3,081,000, respectively at December 31, 2002.

Net cash used in operating activities was $905,000 for the year ended December 31, 2003 as compared to net cash used in operating activities of $2,172,000 for the year ended December 31, 2002. Net cash provided by operating activities in the year ended December 31, 2003 was primarily due to a net loss of $1,878,000, increased by noncash items and changes in operating assets totaling $595,000 and totaling $378,000, respectively. Net cash used in operating activities of $2,172,000 for the year ended December 31, 2002 was primarily due to a net loss of $2,921,000, increased by noncash items totaling $1,036,000 and decreased by changes in operating assets totaling $287,000.

Net cash used in investing activities for the year ended December 31, 2003 was $311,000 as compared to cash used in investing activities for the year ended December 31, 2002 of $36,000. The cash used in investing activities in the year ended December 31, 2003 was primarily due to the acquisition of subsidiary companies of $211,000. The cash used in investing activities in the year ended December 31, 2002 was primarily from purchases of property and equipment of $14,000 and purchase of affiliate company interests of $22,000.

Net cash provided by financing activities for the year ended December 31, 2003 was $1,345,000 as compared to net cash provided by financing activities of $4,560,000, for the year ended December 31, 2002. The cash provided by financing activities for the year ended December 31, 2003, resulted from advances under bank line credit of $634,000, proceeds from new bank loans and financing leases totaling $766,000 and proceeds from exercise of stock options and warrants of $410,000, and reduced by repayments of bank loans of $465,000. The net cash provided by financing activities of $4,560,000 for the year ended December 31, 2002, resulted primarily from $4,000,000 received in connection with the sale of 2,725,000 shares of common stock, and advances under bank line credit of $565,000.

WORKING CAPITAL. The Company's working capital decreased by $1,639,000 to $1,442,000 at December 31, 2003, as compared to $3,081,000 at December 31, 2002.
When compared to balances at December 31, 2002, the decreased in working capital at December 31, 2003 reflects an increase in current liabilities of $3,915,000, compared to an increase in current assets of $2,276,000.

PROPERTY AND EQUIPMENT ADDITIONS. For the year ended December 31, 2003, additions to property and equipment aggregated $29,000 for the expansion of the CRM and call center business in Hong Kong. The Company also wrote off computer equipment and furniture and fixtures of $208,000 considered to have no future economic benefit.

ISSUANCE OF COMMON STOCK. For the year ended December 31, 2003, the Company issued (i) 16,725 shares with cash consideration of $27,000 to settle expenses,
(ii) 200,000 shares as a result of providing compensation for the Chief Executive Officer according to the employment contract, and (iii) 240,000 shares as a result of exercise of share options and warrants with cash consideration of $410,000.

CASH NEEDS FOR THE FORESEEABLE FUTURE. As of December 31, 2003, the Company had approximately $4 million of cash and cash equivalents. The Company believes it has sufficient cash to satisfy cash requirements for at least the next twelve months of operations, however, it expects that its cash needs for the foreseeable future will arise primarily from working capital requirements, technology development and capital expenditures. In the event that additional credit facilities are required, the Company believes that these additional credit facilities can be negotiated at market rates currently in effect. The Company believes that these sources will be adequate to meet anticipated cash requirements for the next twelve months.

INFLATION. Inflation has not had a material impact on the Company's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS. All of Company's revenues are denominated either in United States dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi ("RMB"), the currency of the People's Republic of China. There can be no assurance that RMB-to-United States dollar or Hong Kong dollar-to-United States dollar exchange rates will remain stable. Although a devaluation of the Hong Kong dollar or RMB relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company has not experienced fluctuations in quarterly revenues from its e-commerce solutions business since inception. The Company believes that its business is not subject to seasonal and quarterly fluctuations. However, since the Company, in its current form of business operations as an Asian IT solutions and consulting company, has only been in existence since July 1999, the Company does not have a sufficient operating history to determine whether seasonal and quarterly fluctuations exist within its business lines.

ITEM 7.  FINANCIAL STATEMENTS.
The consolidated financial statements and the reports and notes, which are attached hereto are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                     18
Consolidated Balance Sheets - As of December 31, 2003 and 2002               19
Consolidated Statements of Operations - For the Years Ended
   December 31, 2003 and December 31, 2002                                   20
Consolidated Statements of Changes in Stockholders' Equity
   - For the Years Ended December 31, 2003 and December 31, 2002             21
Consolidated Statements of Cash Flows - For the Years Ended
   December 31, 2003 and December 31, 2002                                   22
Notes to Consolidated Financial Statements                                   23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PacificNet Inc.:

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ CLANCY AND CO, P.L.L.C.

Phoenix, Arizona
March 30, 2004

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

                                                                       DECEMBER 31,      DECEMBER 31,
                                                                          2003              2002
                                                                      -------------     -------------
ASSETS
Current Assets:
Cash and cash equivalents                                             $      3,823      $      3,694
Restricted cash - pledged bank deposit (Note 8)                                212                --
Accounts Receivables (net of allowance for doubtful
  accounts of $0 as of December 31,                                          1,890               220
2003 and $255 as of December 31, 2002)
Inventories (Note 3)                                                            76                --
Other Current Assets                                                           286                97
                                                                      -------------     -------------
Total Current Assets                                                         6,287             4,011

Property and Equipment, net (Note 6)                                           466               284
Goodwill (Note 5)                                                              420                19
                                                                      -------------     -------------
TOTAL ASSETS                                                          $      7,173      $      4,314
                                                                      =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit (Note 7)                                          $      1,199      $        565
Bank Loans-current portion (Note 8)                                          1,405                --
Capital Lease Obligations - current portion (Note 9)                           152                --
Accounts Payable                                                             1,007               224
Accrued Expenses                                                               360               141
Subscription Payable (Note 10)                                                 722                --
                                                                      -------------     -------------
Total Current Liabilities                                                    4,845               930
                                                                      -------------     -------------

Long-term liabilities:
Bank Loans - non current portion (Note 8)                                      377                --
Capital Lease Obligations - non current portion (Note 9)                       149                --
                                                                      -------------     -------------
Total Long-Term Liabilities                                                    526                --
                                                                      -------------     -------------
TOTAL LIABILITIES                                                            5,371               930

Minority Interest in Consolidated Subsidiary                                  (110)              131

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
   Issued and outstanding - none                                                --                --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
   Issued and  outstanding:
     December 31, 2003 - 6,163,977 shares, 5,363,977 outstanding
     December 31, 2002 - 4,907,252 shares                                        1                 1
Treasury Stock, at cost (800,000 shares)                                        (5)               (5)
Additional Paid-In Capital                                                  31,790            31,253
Cumulative Other Comprehensive Loss                                            (24)              (24)
Accumulated Deficit                                                        (29,850)          (27,972)
                                                                      -------------     -------------
Total Stockholders' Equity                                                   1,912             3,253
                                                                      -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      7,173      $      4,314
                                                                      =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                                       19

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States dollars, except loss per share and share amounts)

                                                                                 2003             2002
                                                                             ------------     ------------
YEAR ENDED DECEMBER 31:
Revenues                                                                     $     1,217      $     2,319
                                                                             ------------     ------------
Cost of Revenues                                                                    (698)          (1,787)
                                                                             ------------     ------------
Gross Margin                                                                         519              532

Selling, General and Administrative expenses                                      (2,758)          (2,912)
Depreciation and amortization                                                        (76)            (264)
Provision for written off of fixed assets                                           (208)              --
                                                                             ------------     ------------
LOSS FROM OPERATIONS                                                              (2,523)          (2,644)

Interest Income                                                                       27               33
Sundry income                                                                         54               --
                                                                             ------------     ------------
LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS           (2,442)          (2,611)

Provision for income taxes (Note 12)                                                 (32)              --
Provision for impairment loss of affiliated companies (Note 5)                        --              (97)
Minority Interests                                                                   596             (106)
                                                                             ------------     ------------
LOSS BEFORE DISCONTINUED OPERATIONS                                               (1,878)          (2,814)
                                                                             ------------     ------------
LOSS FROM DISCONTINUED OPERATIONS (NOTE 2)                                            --             (107)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                    ($    1,878)     ($    2,921)
                                                                             ------------     ------------
BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations                                              ($     0.36)     ($     0.67)
Loss from discontinued operations                                                     --      ($     0.03)
                                                                             ------------     ------------
Net loss                                                                     ($     0.36)     ($     0.70)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                5,234,744        4,191,816

The accompanying notes are an integral part of these consolidated financial statements.

                                                    20

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of United States dollars, except loss per share and share amounts)

                                                                           CUMULATIVE
                                                            ADDITIONAL        OTHER                                       TOTAL
                                    PREFERRED     COMMON     PAID-IN       COMPREHENSIVE    ACCUMULATED   TREASURY    STOCKHOLDERS'
                                      STOCK       STOCK      CAPITAL       INCOME/(LOSS)      DEFICIT       STOCK        EQUITY
                                    ---------   ---------   ------------    -------------   ------------  ----------   -------------
BALANCE AT DECEMBER 31, 2001
  (1,634,628 SHARES)                $     --    $     --    $    26,755      $       (22)   $   (25,051)  $      --    $      1,682


COMPREHENSIVE LOSS:
Net loss                                 --          --             --               --          (2,921)         --          (2,921)
Change in Cumulative Effect
  of Foreign Currency
  Translation                             --          --             --               (2)            --          --              (2)
                                                                                                                        ------------
TOTAL COMPREHENSIVE LOSS                                                                                                     (2,923)
                                                                                                                        ------------
Issuance of common stock for
  services (337,007 shares)               --          --            263               --             --          --             263
Issuance of common stock to
  acquire fixed assets
  (155,058 shares)                        --          --            186               --             --          --             186
Issuance of common stock to
  satisfy liabilities
  (60,585 shares)                         --          --             50               --             --          --              50
Issuance of common stock for
  cash (2,725,000 shares)                 --           1          3,999               --             --          --           4,000
Treasury Stock acquired, at
  cost (4,970 shares)                     --          --              --              --             --          (5)             (5)
Share adjustment (56 shares
  reduction)                              --          --             --               --             --          --              --
                                    ---------   ---------   ------------    -------------   ------------  ----------   -------------
BALANCE AT DECEMBER 31, 2002
  (4,907,252 SHARES)                      --           1         31,253              (24)       (27,972)         (5)           3,253


COMPREHENSIVE LOSS:
Net loss                                  --          --             --               --         (1,878)         --          (1,878)
                                                                                                                        -----------
TOTAL COMPREHENSIVE LOSS                                                                                                     (1,878)
                                                                                                                        -----------
Shares returned to the treasury
  (800,000 shares)                        --          --             --               --             --          --              --
Issuance of common stock to
  satisfy services (16,725
  shares)                                 --          --             27               --             --          --              27
Issuance of common stock for
  officer's exercise of stock
  options as part of employment
  compensation (200,000 shares)           --          --            100               --             --          --             100
Exercise of stock options and
  warrants for cash
  (240,000 shares)                        --          --            410               --             --          --             410
                                    ---------   ---------   ------------    -------------   ------------  ----------   -------------

BALANCE AT DECEMBER 31, 2003
  (5,363,977 SHARES)                $     --    $      1    $    31,790     $        (24)   $    (29,850) $      (5)   $      1,912
                                    =========   =========   ============    =============   ============= ==========   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                 21

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)

                                                                                   2003             2002
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $    (1,878)     $    (2,921)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses settled by issuance of common shares                                          127              313
Minority Interest                                                                     (596)              98
Loss on disposal of fixed assets                                                       208              142
Provision for impairment of software development costs                                 761              122
Provision for impairment of affiliated companies                                        --               97
Provision for write-off of goodwill                                                     19               --
Depreciation                                                                            72              154
Amortization                                                                             4              110
Changes in:
Accounts receivable and other current assets                                           272              145
Inventories                                                                             --               93
Other payables and accrued expenses                                                    106             (525)
                                                                               ------------     ------------
Net cash used in operating activities                                                 (905)          (2,172)
                                                                               ------------     ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in restricted cash-pledged bank deposits                                      (52)              --
Acquisition of property and equipment                                                  (29)             (14)
Acquisition of intangible assets                                                       (19)              --
Acquisition of subsidiaries                                                           (211)              --
Acquisition of affiliate company interests                                              --              (22)
                                                                               ------------     ------------
Net cash used in investing activities                                                 (311)             (36)
                                                                               ------------     ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances under bank line of credit                                                     634              565
Proceeds from sale of common stock                                                      --            4,000
Proceeds from exercise of stock options and warrants                                   410               --
Repayment of amount borrowed                                                          (465)              --
New bank loans                                                                         717               --
New finance lease                                                                       49               --
Purchases of treasury stock                                                             --               (5)
                                                                               ------------     ------------
Net cash provided by financing activities                                            1,345            4,560
                                                                               ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 --               (2)
                                                                               ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              129            2,350
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         3,694            1,344
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $     3,823      $     3,694
                                                                               ------------     ------------
CASH PAID FOR:
  Interest                                                                              54                8
  Income taxes                                                                          --               --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiary acquired through issuance of subscriptions payable    $       722      $        --
Common stock issued to satisfy certain liabilities and to settle expenses      $       127      $       313
Common stock issued to acquire fixed assets                                    $        --      $       186

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

2.       BUSINESS DISPOSITIONS AND RESCINDED TRANSACTIONS

         Business Disposition - In September 2001, the Board of Directors of the Company approved a plan not to further invest in Laptizen.com Limited ("Laptizen") subsidiary. Laptizen is a Hong Kong value added reseller of computer systems. As of December 31, 2001 all activities related to Laptizen had significantly reduced and the Company planned to liquidate Laptizen. During the year ended December 31, 2001, the Company wrote-off associated Laptizen goodwill of $89,000. Revenue and net loss information related to Laptizen operations is as follows (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                         2003                2002
                                       -------             -------

         REVENUES                      $   --              $   15
         NET LOSS                      $   --              $ (107)

         Rescinded transaction - The Company has ceased its participation with International Elite Limited (IEL) in the joint venture company, PacificNet Communications Limited - Macao Commercial Offshore (the "Joint Venture"). Pursuant to the terms of the Equity Joint Venture Agreement, signed on December 21, 2002, the Company was required to obtain the requisite regulatory and shareholder approval to issue 34 million shares of the Company's common stock in connection with the Joint Venture transaction. The Company still has not received the necessary regulatory and shareholder approval to issue the shares. Since the Company was unable to obtain shareholder approval, the board of directors of the Company determined that it was in the best interest of the Company to terminate its interest in the Joint Venture. Since the Company has not obtained regulatory and shareholder approval of the joint venture transaction and the Company does not control the operating and financing decisions of the joint venture, the Company does not consolidate the assets, liabilities, revenues and expenses of the joint venture. The Company will no longer seek approval to issue the 34 million shares to the Joint Venture and the original 800,000 deposit shares held in escrow were canceled and returned to the Company's treasury. The termination agreement was signed on March 30, 2004. (See Note 15)

         The following 2003 unaudited quarterly interim information has been restated to present the results of operations for the Company as a result of the joint venture termination (in thousands):

                                         March 31      June 30    September 30
                                         --------      -------    ------------
    Revenues                             $    92       $  220       $    344
    Net loss                             $  (614)      $ (846)      $ (1,032)
    Basic and diluted loss per share     $ (0.12)      $(0.15)      $  (0.20)

         The net effect of the restatement for the 2003 quarterly interim information was as follows:

         March 31 - overstatement of revenues of $1,175,000, understatement of net loss of $337,000, and understatement of loss per share of $0.06 per share.

         June 30 - overstatement of revenues of $2,334,000, understatement of net loss of $694,000, and understatement of loss per share of $0.12 per share.

         September 30 - overstatement of revenues of $3,510,000, understatement of net loss of $1,033,000, and understatement of loss per share of $0.20.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Principles of Consolidation and Presentation
                  --------------------------------------------

         The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         b.       Investments in Affiliated Companies
                  -----------------------------------

         Investments in the Company's subsidiaries or joint venture are fully consolidated in accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," because the voting power authorizing all major operating and financing decisions for the subsidiaries or joint venture rests with the board of directors of the Company.

         c.       Revenue Recognition
                  -------------------

         Revenues from services rendered consist primarily of license and support revenue from consulting, implementation and training services. Revenue from license agreements is recognized when:

                  i)       a signed non-cancelable software license exists,
                  ii)      delivery has occurred,
                  iii)     the Company's fee is fixed or determinable, and
                  iv)      collectibility is probable at the date of sale.

         Revenue from support services is recognized when (i) the services are performed, (ii) collectibility is probable and (iii) such revenues are contractually nonrefundable. Revenues from the sale of products and systems is recognized when the product and system is completed, shipped, and the risks and rewards of ownership have transferred.

         d.       Allowance for Doubtful Accounts
                  -------------------------------

         The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

         e.       Estimates and Assumptions
                  -------------------------

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

         f.       Property and Equipment
                  ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from three to five years.

         g.       Inventories
                  -----------

         Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or management estimates based on prevailing market conditions.

         h.       Foreign Currency Translation
                  ----------------------------

         The functional currency of the Company is United States dollars (US$) and the financial records are maintained and the financial statements prepared in US$. The functional currency of the Company's subsidiaries is Hong Kong dollars (HK$) and the financial records of the subsidiaries are maintained and the financial statements are prepared in HK$.

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

         i.       Income taxes
                  ------------

         The Company and its subsidiaries account for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the year that covers the enactment in the near-future date. A valuation allowance will be provided when there is an uncertainty that a deferred tax benefit will be realized.

         j.       Goodwill and Purchased Intangible Assets
                  ----------------------------------------

         Goodwill and purchased intangible assets determined to have indefinite useful lives related to acquisitions after June 30, 2001 are not amortized, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) SFAS No. 142, "Goodwill and Other Intangible Assets."

         k.       Impairment of Long-Lived Assets
                  -------------------------------

         The Company periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

         l.       Research and Development Costs and Capitalized Software Costs
                  -------------------------------------------------------------

         Expenditures related to the research and development of new products and processes, including significant improvements and refinements to existing products are expensed as incurred, unless they are required to be capitalized.

         Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the year ended December 31, 2003, the Company did not capitalize (2002: $0) any costs related to the purchase of software and related technologies and content, which provide new functionality for the Company's existing software products and the Company wrote off all the costs and expenses incurred of $761,000 during the year (2002: $93,545). The Company amortized capitalized software development costs of $106,837 in 2002.

         m.       Loss per share
                  --------------

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

         n.       Stock-Based Compensation Plans
                  ------------------------------

         The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, are credited to equity. The pro forma disclosure requirements of SFAS No. 123 are included in Note 11.

         o.       Other Comprehensive Income
                  --------------------------

         Comprehensive income includes net earnings as well as additional other comprehensive income, such as translation adjustments, in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet.

         p.       Advertising Costs
                  -----------------

         Advertising costs are expensed as incurred and amounted to $9,114 in 2003 (2020: $4,954).

         q.       Cash Equivalents
                  ----------------

         Highly liquid investments with maturity of three months or less at the time of acquisition are considered cash equivalents.

         r.       Related Party Transactions
                  --------------------------

         A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 13).

         s.       Reclassification
                  ----------------

         Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

         t.       Fair Value of Financial Instruments
                  -----------------------------------

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, bank lines of credit, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         New pronouncements by the Financial Accounting Standards Board (FASB) that have recently become effective or are yet to be effective are SFAS No. 145 through SFAS No. 150 and Interpretations No. 45 and No. 46, none of which are expected to have a significant affect on the Company's financial statements:

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

         In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

5.       GOODWILL AND INVESTMENTS IN AFFILIATED COMPANIES

         Goodwill consists of the following as of December 31, 2003 (in thousands):

                                                               PURCHASE PRICE/
     DESCRIPTION                                    AMOUNT     OWNERSHIP % AND BUSINESS DESCRIPTION
     -----------                                    ------     ------------------------------------
     GOODWILL:

     PacificNet Solutions Limited                      $19     60% ownership; IT solution and system integration
                                                               that specializes in systems integration, software
                                                               application, and e-business solutions services in
                                                               Hong Kong and Greater China.

     Epro Telecom Holdings Limited                    $567     $3,500,000 payable in cash and common stock;
                                                               50% ownership; Value-added telecom services (VAS),
                                                               call center and customer relationship management
                                                               (CRM) services in Hong Kong and Greater China.
                                                               (See Note 10)

     Beijing Linkhead Technologies Co., Ltd         $ (147)    $4,973,000 payable in cash and common stock;
                                                               51% ownership; Value-added services (VAS),
                                                               interactive voice response (IVR) system development
                                                               and integration, voice internet portals, computer
                                                               telephony integration (CTI), VoIP, internet and
                                                               mobile application development, telecom customer
                                                               relationship management (CRM) services in Greater
                                                               China. (See Note 10)

     Less: Goodwill written off                       (19)
                                                 ---------
                                                 $    420
                                                 ---------


     Investments in affiliated companies and goodwill consist of the following as of December 31, 2002 (in thousands):

                                                       COLLATERAL/OWNERSHIP % AND BUSINESS
     DESCRIPTION                            AMOUNT     DESCRIPTION
     -----------                            ------     -----------------------------------
     INVESTMENTS IN AFFILIATED COMPANIES:

     Xmedia Holdings Inc                       95      25% ownership; provides new media business
                                                       development and marketing to advertisers.

     Less: Provision for Impairment           (95)
                                            -------
                                            $  --
                                            -------

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

     Less: Provision for Amortization          (2)
                                            -------
                                               19
                                            -------

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following as of December 31 (in thousands):

                                                                          2003            2002
                                                                       ------------------------
         Office furniture, fixtures and leasehold improvements         $     4         $    47
         Computers and office equipment                                  4,938             463
         Motor Vehicles                                                     --              16
         Less: Accumulated depreciation                                 (4,476)           (242)
                                                                       ------------------------
         Net Property and Equipment                                    $   466         $   284
                                                                       ========================

         Depreciation charged to expense during the years ended December 31, 2003 and 2002 was $72,000 and $154,000


7.       COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company leases warehouse and office space under operating leases for two years with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2003 amounted to $109,000 (2002: $231,000). Future minimum lease payments under non-cancelable operating leases at December 31:

         2004                                                          $   215
         2005                                                               82
                                                                       ---------
                                                                       $   297
                                                                       =========

         BANK LINE OF CREDIT (2003): The Company has an overdraft banking facility from our major bankers, DBS Bank (Hong Kong) Limited and Citibank NA Hong Kong, in the amount of $1,309,000 (HK$10,200,000), which is secured by a pledge of the Company's fixed deposits in the amount of $923,000 (HK$7,000,000), pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, which ever is earlier. As of December 31, 2003, the Company utilized US$1,199,000 of the above-mentioned banking facility.

         (2002): The Company has an overdraft banking facility from our major banker, DBS Bank (Hong Kong) Limited, in the amountof $1,026,000 (HK$8,000,000), which is secured by a pledge of the Company's fixed deposits, in the amount of $923,000 (HK$7,000,000), pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier. As of December 31, 2002, the Company utilized US $565,000 of the above mentioned banking facility.

         COMMON STOCK (contingent shares) - See details in Note 10.

         CONTINGENCIES - From time to time the Company is subject to certain asserted and unasserted claims encountered in the normal course of business. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position or results of operations, however, the Company cannot provide assurance that damages that result in a material adverse effect to its financial position or results of operations will not be imposed in these matters. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

8.       BANK LOANS

         Bank loans represent the following at December 31:

                                                         2003            2002
                                                      ------------------------
         Secured [1]                                  $ 1,776         $    --
         Unsecured                                    $     6         $    --
         Less: current portion                         (1,405)        $    --
                                                      ------------------------
         Non current portion                          $   377         $    --
                                                      ========================

         [1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; charge over certain trade receivables of a subsidiary of the Company; and pledged bank deposits of a subsidiary of the Company in the amount of $212,000 (2002: $0).

         Aggregate future maturities of borrowing for the next five years are as follows: (2004: $1,405,000; 2005: $302,000; 2006: $75,000; 2007: $0;
         and 2008: $0)

         The Company has established lines of credit with quality financial institutions of approximately $1,540,000 (HKD$12,000,000) to finance general working capital requirements and trade transactions. Interest is charged at the bank's prime lending rate plus 0.5%-2% per annum depending on the reason for the utilization of the line, i.e. overdraft protection, receivable financing, etc. At December 31, 2003, the Company had available unused lines of credit of approximately $557,000.


9.       CAPITAL LEASE OBLIGATIONS

         The Company leases various equipment under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for 2003 and 2002.

         Aggregate minimum future lease payments under capital leases as of December 31, 2003 for each of the next five years are as follows:
         (2004: $173,000; 2005: $85,000; 2006: $70,000; 2007: $0; and 2008: $0)

         Capital lease obligations represent the following at December 31:

                                                         2003            2002
                                                      ------------------------
     Total minimum lease payments                     $   328         $    --
     Interest expense relating to future periods           27              --
                                                      ------------------------
     Present value of the minimum lease payments          301              --
     Less: current portion                               (152)             --
                                                      ------------------------
     Non current portion                              $   149         $    --
                                                      ========================

         Following is a summary of fixed assets held under capital leases at December 31:

                                                         2003            2002
                                                      ------------------------
     Computers and office equipment                   $   268         $    --
     Less: accumulated depreciation                      (205)             --
                                                      ------------------------
                                                      $    63         $    --
                                                      ========================

10.      BUSINESS ACQUISITIONS AND SUBSCRIPTION PAYABLE

         In December 2003, the Company executed agreements and acquired controlling interests in two subsidiaries. The purchase price was payable in cash and shares of common stock as follows:

         Epro Telecom Holdings Limited [1]                            $ 500,000
         Beijing Linkhead Technologies Co., Limited [2]               $ 222,500
                                                                      ---------
                                                                      $ 722,500
                                                                      =========

         [1] Epro Telecom Holdings Limited - On December 1, 2003, the Company completed an agreement to acquire a 50% ownership interest for total consideration of $3,500,000 payable in cash ($500,000) and the issuance of common stock $3,000,000 (600,000 shares valued at $5.00 per share). Within 90 days of signing the agreement, the Company is required to pay $500,000 and within 30 days the Company is required to deliver 100,000 shares ("deposit shares") of common stock to Epro as a refundable deposit. As of the date of issuance of these financial statements, the Company has paid the $500,000 and issued the 100,000 deposit shares of common stock to Epro. The remaining 500,000 shares of common stock are to be held by an Escrow Agent and released in specified amounts based on the achievement of certain earnings criteria. Additionally, the Company has agreed to issue a maximum of 300,000 bonus shares of common stock per year for achieving net income in excess of $1,000,000 in 2004 and 2005. Epro is also required to return a portion of the shares equivalent to the dollar amount of the shortfall of net income in years 2004 and 2005.

         [2] Beijing Linkhead Technologies Co., Limited - On December 15, 2003, the Company completed an agreement to acquire a 51% ownership interest for total consideration of $4,972,500 payable in cash ($222,500) and the issuance of common stock $4,750,000 (950,000 shares valued at $5.00 per share). Within 30 days of signing the agreement, the Company is required to pay $222,500 and to deliver 350,000 shares ("deposit shares") of common stock as a refundable deposit. As of the date of issuance of these financial statements, the Company has paid the $222,500 and issued the 350,000 deposit shares of common stock to Linkhead. The remaining 600,000 shares of common stock are to be held by an Escrow Agent and released in specified amounts based on the achievement of certain earnings criteria. Additionally, the Company has agreed to issue a maximum of 600,000 bonus shares of common stock for achieving net income in excess of $1,500,000.

         The Company has consolidated the financial results of the above-mentioned companies at December 31, 2003, because concurrent with signing the agreements, the Company obtained a controlling financial interest and the normal attributes of ownership expected with an acquisition such as effective control and ownership of the assets acquired, liabilities assumed, and the operating and financing decisions of the acquired companies transferred on that date. Further, the Company obtained the benefits derived and/or detriments incurred with respect to the acquired companies. Therefore, since the Company has a controlling financial interest and controls the operating and financing decisions of the acquired companies, the Company fully consolidates their assets, liabilities, revenues and expenses.

         The following unaudited pro forma information is based on the assumption that the acquisitions took place as of the beginning of the period, with comparative information for the immediately preceding period as though the acquisitions had been completed at the beginning of the period. The financial information for Linkhead has not been included for 2002 because it was not in existence.


                                                           2003         2002
                                                        -----------  -----------
         Net revenues                                   $    6,825   $    8,252
                                                        ===========  ===========

         Net loss                                       $    1,793   $    3,396
                                                        ===========  ===========

         Basic and diluted loss per share               $     0.32   $     0.80
                                                        ===========  ===========

11.      STOCKHOLDERS' EQUITY

         a)       ALLOTMENT AND REPURCHASE OF COMMON STOCK

         Common Stock -

         For the year ended December 31, 2003, the Company issued (i) 16,725 shares for cash consideration of $27,000 to settle expenses, (ii) 200,000 shares as a result of providing compensation for officer according to the employment contract of $100,000 and, (iii) 240,000 shares as a result of the exercise of stock options and warrants for cash consideration of $410,000,

         For the year ended December 31, 2002, the Company issued (i) 155,058 shares with a market value of $186,000 to acquire fixed assets, (ii) 60,585 shares with a market value of $50,000 to satisfy certain current liabilities, (iii) 337,007 shares with a market value of $263,000 to settle the expenses, and (iv) 2,725,000 shares for private placement of $4,000,000. The private placements were as follows:

         (a) $520,000 Private Placement -- In January 2002, the Company completed a $520,000 private placement by issuing 325,000 shares of restricted common stock at a price of $1.60 per share. The issuance of shares represented 19.9% of the number of shares issued and outstanding prior to the closing of transaction in January 2002.

         (b) $3,480,000 Private Placement -- On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 shares of restricted common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director is the father of the Chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of restricted common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction was approved at a special stockholder meeting held on March 25, 2002.

         Treasury Stock - For the year ended December 31, 2003, the Company returned to treasury 800,000 shares issued as a deposit for a business acquisition that was terminated (See Note 2 for details). For the year ended December 31, 2002, the Company repurchased 4,970 shares of common stock for a total of $5,000.


         b)       STOCK OPTION PLAN

         On December 23, 2003, stockholders of the Company adopted an amendment to the Stock Option Plan (the "Plan") to increase the number of shares reserved under the Plan from 1,666,667 to 2,000,000. The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility and to provide incentives to such personnel to promote the success of the business. The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase shares of common stock. Options granted under the Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. To date, all options granted have been nonqualified options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. Options granted under the Plan fully vest through June 2005.

     The status of the Stock Option Plan as of December 31, 2003, is as follows:

                                                        OPTIONS   EXERCISE PRICE
                                                        -------   --------------
         Outstanding, December 31, 2001                 123,400    $4.15-$9.375
         Granted                                        221,933    $0.50-$9.375
         Canceled                                       (32,733)   $0.50-$9.375
                                                      ----------
         Options outstanding, December 31, 2002         312,600    $0.50-$9.375
         Granted                                        963,000    $1.75-$4.25
         Exercised                                     (350,000)   $0.50-$1.90
         Canceled                                            --    $0.50-$9.375
                                                      ----------
         Options outstanding, December 31, 2003         925,600    $0.50-$9.375
                                                      ==========
         Options exercisable, end of year               145,600    $0.50-$9.375
                                                      ==========

         Additional information on options outstanding and exercisable as of December 31, 2003 is as follows:

                                                                             WEIGHTED
                                           WEIGHTED AVERAGE              AVERAGE REMAINING
                                            EXERCISE PRICE    OPTIONS     CONTRACTUAL LIFE
                                           ------------------------------------------------
         Options outstanding                   $ 3.02         925,600        2.38 years
         Options exercisable                   $ 1.73         145,600        1.47 years

         The fair value of options granted during 2003 and 2002, respectively was approximately $2.17 and $1.55 per option based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of three years; b) expected volatility of 129.8% and 183.6%, c) dividend yield of 0%; and d) a risk free interest rate of 2.5% and 4.00%.

         The Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

                                                   2003              2002
                                              --------------   --------------
         Net loss
         As reported                          $      (1,878)   $      (2,921)
         Pro forma                                   (3,968)          (3,097)
         Net loss per share
         As reported                          $       (0.36)   $       (0.70)
         Pro forma                                    (0.76)           (0.74)

         c)       WARRANTS

         Fiscal Year 2003: For the year ended December 31, 2003, 100,000 warrants at an exercise price of $1.75 have been exercised.

         Fiscal Year 2002: On March 25, 2002, the Company issued warrants to purchase up to 600,000 shares of common stock of the Company at an exercise price of $1.45 per share. The warrants are exercisable through April 5, 2005. (See Note 13)

         On December 30, 2002, the Company issued warrants to purchase up to 300,000 shares of common stock of the Company at an exercise price of $1.74 per share. The warrants are exercisable through December 30, 2005.


12.      INCOME TAXES

         Hong Kong profits tax has been provided at a rate of 17.5% (2002: 16%) on the estimated assessable profits arising in Hong Kong for each of the years ended December 31, 2003 and 2002. Provision for Hong Kong profits tax for 2003 was $32,000 (2002: $0.) There is no provision for U.S. federal income tax due to the Company's loss position.

         Deferred tax asset represents the tax benefit of U.S. net operating loss carryforwards as follows:

                                                           2003          2002
                                                        -----------  -----------

         Non current deferred tax asset                 $    1,146   $      884
         Valuation allowance                                (1,146)        (884)
                                                        -----------  -----------
         Net deferred tax asset                         $       --   $       --
                                                        ===========  ===========

         The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdictions in which they operate. The Company is subject to United States federal income tax at a rate of 34%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 17.5% (2002: 16%). The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows (in thousands):

         Entity                                                              2003         2002
         ------                                                           ---------    --------
         Company, including discontinued operations                       $   (771)    $(1,357)
         Hong Kong subsidiaries                                             (1,107)     (1,564)
                                                                          ---------    --------
         Total                                                            $ (1,878)    $(2,921)
                                                                          ---------    --------

         No tax benefits have been recorded related to the loss generated by the
         Company or any of its subsidiaries. The reconciliation of the United
         States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows:
                                                                             2003        2002
                                                                          ---------    --------
         United States federal income tax rate                              (34.0)%     (34.0)%
         Tax losses not recognized                                            9.7         9.6
         Effect of different tax rates in foreign jurisdictions              24.3        24.4
                                                                          ---------    --------
         Effective income tax rate                                             -- %        -- %
                                                                          ---------    --------

         The valuation allowance increased by $456 and $712 at December 31, 2003 and 2002, respectively. The Company has net operating loss carryforwards of approximately $3,300 available to offset future income, which expire through 2022. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.


13.      RELATED PARTY TRANSACTIONS

         Employment Agreement - The Company has an employment agreement with its President and Chief Executive Officer. The employment agreement provides for $100,000 cash compensation plus $60,000 annual share compensation until April 1, 2005. The officer who is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. The CEO is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, Tax Preparation expenses of $2,000 per year, and Cash Bonus based on net profit of the Company. Under the Company's stock option plan, the President and CEO was granted an option to acquire 200,000 shares at an exercise price per share of $0.50, which has been exercised during the year.

         Fiscal Year 2002: On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 shares of restricted common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of restricted common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction was approved at a special stockholder meeting held on March 25, 2002. The Company's issuance of the restricted shares and warrant to Sino Mart represents approximately 62% of the number of shares of the Company's common stock outstanding after the private placement, based on beneficial ownership on a fully-diluted basis, making Sino Mart the largest shareholder of the Company.

         The Company received $105,450 from Webplus Inc in which one of the directors of the Company also served as a director of Webplus Inc.


14.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table set forth selected quarterly financial information for the fiscal 2003 quarters ended December 31, 2003 and for the fiscal 2002 quarters ended December 31, 2002. The operating results for any given quarter are not necessarily indicative of results for any future periods (in thousands).

                                                      Fiscal 2003 Quarter Ended                 Fiscal 2002 Quarter Ended
                                             ---------------------------------------     -----------------------------------------
                                              31-Mar     30-Jun     30-Sep     31-Dec     31-Mar     30-Jun     30-Sep     31-Dec
         Revenue                             $    92    $   128    $   124    $   873    $ 1,396    $   723    $   187    $    13
         Gross margin/(Loss)                      56         82         28        353        298       (256)        99       (121)
         Loss from operations                   (450)      (248)      (243)    (1,582)      (303)      (340)      (483)    (1,518)
         Other items, net                       (164)        16         57        736         22         21          5        (15)
         Provision for impairment
          of affiliated companies                 --         --         --         --         (7)        (7)        (8)       (75)
         Loss from discontinued
          Operations                              --         --         --         --         --         --         --       (107)
                                             -----------------------------------------   -----------------------------------------

         Net loss                            $  (614)   $  (232)   $  (186)   $  (846)   $  (365)   $  (376)   $(1,251)   $  (929)
                                             -----------------------------------------   -----------------------------------------

         BASIC AND DILUTED LOSS PER SHARE:

         Loss from continuing
          operations                         $ (0.09)   $ (0.04)   $ (0.05)   $ (0.26)   $ (0.11)   $ (0.09)   $ (0.12)   $ (0.36)
         Other items, net                      (0.03)        --       0.01       0.12       0.01       0.01         --         --
         Provision for impairment
          losses of affiliated companies          --         --         --         --         --         --         --      (0.02)
         Net losses from
          discontinued operations                 --         --         --         --         --         --       0.01      (0.03)
                                             -----------------------------------------   -----------------------------------------

         Net losses                          $ (0.12)   $ (0.04)   $ (0.04)   $ (0.14)   $ (0.14)   $ (0.10)   $ (0.32)   $ (0.22)
                                             =========================================   =========================================

15.      EVENTS SUBSEQUENT TO DECEMBER 31, 2003

         Private placement of Common Stock - In January, 2004, the Company closed a $3 million equity private placement in which an aggregate of 617,285 common shares of the Company were issued and warrants to purchase up to an aggregate of 154,320 common shares of the Company were issued to a group of institutional investors.

         Termination of joint venture - See details in Note 2.

         [END OF AUDITED FINANCIAL STATEMENTS]

         In December, 2003, we executed and completed the following agreements:

         Epro Telecom Holdings Limited - to acquire a 50% controlling interest. The total purchase price paid was approximately $3.5 million payable in cash ($500,000) and 600,000 shares of our common stock.

         Beijing Linkhead Technologies Co., Limited - to acquire a 51% ownership interest. The total purchase price paid was approximately $5 million payable in cash ($222,500) and 950,000 shares of our common stock

         The following pro forma financial results reflects the historical consolidated balance sheet of the Company and its subsidiaries as of December 31, 2003 and 2002, and the statements of operations for the years ended December 31, 2003 and 2002 after giving effect to the acquisition. The pro forma financial results do not include operations of Linkhead for 2002 because Linkhead was not in existence.



PACIFICNET INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of United States dollars, except par values and share numbers)

                                                               DECEMBER 31, 2003
                                                                   PRO-FORMA        PROFORMA
                                                 HISTORICAL        ADJUSTMENT        RESULT
                                                ------------     ------------    ------------
 Cash and cash equivalents                      $     3,823             (722)    $     3,101
 Restricted cash - pledged bank deposit                 212               --             212
 Accounts Receivables (net of allowance
   for doubtful accounts of $0 as of
   December 31, 2003)                                 1,890               --           1,890
 Inventories                                             76               --              76
 Other Current Assets                                   286               --             286
                                                ------------     ------------    ------------
 Total Current Assets                                 6,287             (722)          5,565

 Property and Equipment, net                            466               --             466
 Goodwill                                               420            2,839           3,259 (a)
                                                ------------     ------------    ------------
 TOTAL ASSETS                                   $     7,173      $     2,117     $     9,290
                                                ============     ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
 Bank Overdraft                                 $     1,199               --     $     1,199
 Bank Loans-current portion                           1,405               --           1,405
 Capital lease obligations -
   current portion                                      152               --             152
 Accounts Payable                                     1,007               --           1,007
 Accrued Expenses                                       360               --             360
 Subscription Payable                                   722             (722)             -- (c)
                                                ------------     ------------    ------------
 Total Current Liabilities                            4,845             (722)          4,123
                                                ------------     ------------    ------------
 Long-term liabilities:
   Bank Loans - non current portion                     377               --             377
 Capital lease obligations -
   non current portion                                  149               --             149
                                                ------------     ------------    ------------
                                                        526               --             526
                                                ------------     ------------    ------------
Minority Interest in
   Consolidated Subsidiary                            (110)               --            (110)
                                                ------------     ------------    ------------
 Stockholders' Equity:
 Preferred stock, par value $0.0001,
   Authorized - 5,000,000 shares
   Issued and outstanding - none
 Common Stock, par value $0.0001,
   Authorized - 125,000,000 shares
   Issued and outstanding:
      December 31, 2003 - 6,163,977 shares
      issued and 5,363,977 shares outstanding             1               --               1
 Treasury Stock, at cost (800,000)                       (5)              --              (5)
Additional Paid-In Capital                           31,790            2,750          34,540 (b)
 Cumulative Other Comprehensive Loss                    (24)              --             (24)
 Accumulated Deficit                                (29,850)              89         (29,761)
                                                ------------     ------------    ------------
 Total Stockholders' Equity                           1,912            2,839           4,751
                                                ------------     ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     7,173      $     2,117     $     9,290
                                                ============     ============    ============

(a) Goodwill represents the Epro acquisition of $1,087,000 and the Linkhead acquisition of $1,752,000
(b) Adjustment gives effect to additional paid-in capital resulting from issuance of shares to Epro (200,000 shares) and Linkhead (350,000 shares) of $1,000,000 and $1,750,000 respectively.
(c) Adjustment gives effect to cash paid for acquisition of Epro and Linkhead of $500,000 and $222,000, respectively.

PACIFICNET INC. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands of United States dollars, except loss per share and share amounts)

                                           YEAR ENDED DECEMBER 31, 2003                       YEAR ENDED DECEMBER 31, 2002

                                                     PRO-FORMA         PROFORMA                         PRO-FORMA         PROFORMA
                                    HISTORICAL       ADJUSTMENT         RESULT         HISTORICAL       ADJUSTMENT         RESULT
                                   ------------     ------------     ------------     ------------     ------------     ------------
Revenues                           $     1,217      $     5,608      $     6,825      $     2,319      $     5,933      $     8,252
                                   ------------     ------------     ------------     ------------     ------------     ------------
Cost of Revenues                          (698)          (3,797)          (4,495)          (1,787)          (4,932)          (6,719)
                                   ------------     ------------     ------------     ------------     ------------     ------------
Gross Margin                               519            1,811            2,330              532            1,001            1,533

Selling, General and
  Administrative expenses               (2,758)          (1,337)          (4,095)          (2,912)          (1,299)          (4,211)
Depreciation and amortization              (76)            (316)            (392)            (264)            (442)            (706)
Provision for written off of
  fixed assets                            (208)              --             (208)              --             (268)            (268)
                                   ------------     ------------     ------------     ------------     ------------     ------------
PROFIT /(LOSS) FROM
OPERATIONS                              (2,523)             158           (2,365)          (2,644)          (1,008)          (3,652)

Interest Income                             27               --               27               33                2               35
Sundry income                               54               37               91               --               --               --
                                   ------------     ------------     ------------     ------------     ------------     ------------
Profit / (Loss) before
  Income Taxes and Minority
  Iinterest                             (2,442)             195           (2,247)          (2,611)          (1,006)          (3,617)

Provision for income taxes                 (32)             (51)             (83)              --              (64)             (64)
Provision for impairment
  loss of affiliated companies              --               --               --              (97)              --              (97)
Minority Interests                         596              (59)             537             (106)             488              382
                                   ------------     ------------     ------------     ------------     ------------     ------------
Profit/(Loss)                      $    (1,878)     $        85      $    (1,793)          (2,814)            (582)          (3,396)
                                   ============     ============     ============     ============     ============     ============

BASIC AND DILUTED LOSS PER
COMMON SHARE:
Profit/(Loss) from
  continuing operations            $     (0.36)                      $     (0.32)     $     (0.67)                      $     (0.80)

Basic and diluted weighted
  average number of shares
  outstanding                        5,234,744          550,000        5,647,244 (d)    4,191,816          100,000        4,266,816



(d) The increase resulted from the issuance of 200,000 shares and 350,000 shares to Epro and Linkhead, respectively, and assumes the shares were outstanding as of the first day of the period presented, for 2003 and for 2002 the increase resulted from the issuance of 100,000 shares to Epro. No pro forma adjustment is required for 2002 as Linkhead was incorporated in 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

        Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS

     Set forth below are the names of the directors, executive officers and key employees of the Company as of March 28, 2004:

           Name                   Age                            Title
-----------------------------  ---------    -----------------------------------------------------
Tony Tong                          36       Chairman, Chief Executive Officer, and Director
Victor Tong                        33       President, Secretary, and Director
ShaoJian (Sean) Wang               39       Chief Financial Officer, Vice President, and Director
Richard C.H. Lo                    36       Director
David Fisher                       54       Director
Peter Wang                         49       Director
Michael Ha                         33       Director

         Executive officers of the Company are appointed at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company other than the relationship between Mr. Tony Tong and Mr. Victor Tong.

         The following is a brief description of each director's and executive officer's business experience:

         Mr. Tony Tong, age 36, is the Chairman, CEO, Executive Director, and founder of The Company. From 1995 to 1997, Mr. Tong served as the Chief Information Officer of DDS Inc., a leading SAP-ERP consulting company in the USA, which was later acquired by CIBER, Inc. From 1993 to 1994, Mr. Tong worked for Information Advantage, Inc., a leading business intelligence, Data-Mining and CRM technology provider serving Fortune 500 clients. IACO consummated an IPO on Nasdaq in 1997 and was later acquired by Sterling Software and Computer Associates. From 1992 to 1993, Mr. Tong worked as a Business Process Re-engineering Consultant at Andersen Consulting (now Accenture). From 1990 to 1991, Mr. Tong worked for ADC Telecommunication), a global supplier of telecom equipment. Mr. Tong's R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by US Patent and Trademark Office) titled "Computerized Work Flow System, an Internet-based workflow management system for automated web creation and process management." Mr. Tong also serves on the board of advisors of Fortune Telecom (listed on Hong Kong Stock Exchange), a leading distributor of mobile phones, PDAs, telecom services, and accessories in China and Hong Kong. Mr. Tong is a frequent speaker on technology investment in China, and was invited to present at the Fourth APEC International Finance & Technology Summit in 2001. Mr. Tong graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA. Mr. Tong is the son of ChoSam Tong and the brother of Victor Tong.

         Mr. Victor Tong, age 33, is the President, Company Secretary, and Executive Director. Mr. Victor Tong was formerly the President of KeyTech, a leading information technology consulting company based in Minneapolis, Minnesota. In 1994, Victor and Tony Tong co-founded Talent Information Management ("TIM"), an IT services and consulting company in Minnesota, the parent company of The Company. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture), American Express, 3M, and the Superconductivity Center at the University of Minnesota. In 1999, he was recognized in "CityBusiness 40 Under 40" as one of the 40 people under the age of 40 years who is the next generation of Twin Cities business and community leaders. Mr. Tong is also the vice president and co-founder of the Chinese American Business Association of Minnesota, a non-profit membership organization serving the Chinese business community in the improvement of the economic and social status of its members and other Chinese American entrepreneurs in Minnesota. Mr. Tong graduated with honors and received the Bachelor of Science in Physics from the University of Minnesota, USA. Mr. Tong is the brother of Tony Tong and the son of ChoSam Tong.

         Mr. ShaoJian (Sean) Wang, age 39, is the Chief Financial Officer and Vice President of International Business. Mr. Wang is also Director of Thian Bing Investments Pte Ltd - a Singapore based investment holding company, a Director on the board of Alliance PKU Co. Ltd - a company owned and controlled by Guanghua School of Management, Peking University; Director of the board of Portcullis International Group - a Singapore based investment consulting company; and Director and Partner of the Overseas Chinese Scholar Fund, a leading venture capital firm headquartered in Zhongguancun Beijing and Guangzhou, China. Mr. Wang started his professional career as a Market/Financial analyst with Ecolab Inc. in 1987, where he moved quickly to become Territory Manager and Marketing Manager. In 1990, Mr. Wang was posted to Ecolab's Asia Pacific regional headquarters as Business Development Manager. In 1992, Mr. Wang was appointed to Country Manager of Ecolab for Indonesia. Mr. Wang is an investor and Director in Alliance PKU Co. Ltd. which owns two premier companies in China. Alliance PKU Consulting is a leading management consulting firm in China, and Beidabiz & E-learning Co. (a venture of Peking University) is a well-known online education provider. Mr. Wang also advises some local governments in China. The Municipal government of Yantai appointed him as the city's representative for investment. He worked with the Wei Fang government on setting up the Agricultural Development Park. Mr. Wang attended Peking University and received his MBA degree at the Carlson School of Management, University of Minnesota, and the B.S. in Economics at Hemline University.

         Mr. Richard Chi Ho Lo, age 36, is the Chief Executive Officer of Fulldiamond Limited, an investment and consulting firm in financial, real estate and venture advisory work. He is currently director of several start-up companies in Hong Kong and the United States. Mr. Lo is the former Managing Director of Associated Capital Limited and former Executive Director of two publicly listed companies in HK. Mr. Lo holds a B.A. degree from the University of California, Los Angeles (UCLA) and obtained his MBA in Finance and Investment from the University of Hull in England.

         Mr. David F. Fisher, age 54, is a Director. From 1999 to 2003, Mr. Fisher served as Commissioner of Administration and Office of Technology for the State of Minnesota, and chief technical advisor to Governor Jesse Ventura. Mr. Fisher also served on the Minnesota Secretary of State Executive Council, as a member of the Minnesota Governor's Cabinet, and was responsible for the general management and operations of the Minnesota state government, overseeing 1,000 full time employees with annual budget of $250 million. He is responsible for establishing and executing statewide policy and operations for government telecommunications and information technology. From 1994 to 1999, Mr. Fisher served as Vice President and General Counsel and Corporate Secretary of ADC Telecommunications, Inc., a multinational telecommunications equipment manufacturer and distributor. While at ADCT, Mr. Fisher managed a legal, contract and regulatory staff of twenty-seven, managed more than two dozen complex acquisition transactions, which included negotiating business joint ventures, alliances and contract relationships. From 1980 to 1994, Mr. Fisher served as Vice President, International and Associate General Counsel for the Pillsbury Company, a multinational consumer foods producer and distributor based in Minneapolis, Minnesota, USA. Prior to that, Mr. Fisher was a trial attorney with Henson & Efron, P.A., and engaged in general legal practice in corporate commercial transactions, acquisitions and divestitures, litigation, securities and employment law, contract drafting and negotiation, and antitrust compliance. Mr. Fisher has served on the board of directors of Minnesota Technology, Inc., and on the International and Public Policy Committees of the Telecommunications Industry Association. Mr. Fisher is an adjunct professor of law at the Hamline University School of Law. Mr. Fisher received his Juris Doctor, Magna Cum Laude, Valedictorian, at the Washburn University School of Law, and Bachelor of Arts at the University of Minnesota. Mr. Fisher was a Bush Foundation Fellow and studied public policy at Kennedy School of Government, Harvard University.

         Mr. Peter Wang, age 49, is a Director. Mr. Wang serves as Chief Executive Officer in China Quatum Communications Ltd., a privately-held company. Mr. Wang was a founder of Unitech Telecom (now named UTStarcom, NASDAQ: UTSI). Under his management, UTStarcom created the first digital loop carrier system and installed the first PHS (Personal Handyphone System) system in China. As an entrepreneur, he has successfully co-founded and built other ventures in the US, including World Communication Group and World PCS, Inc. Before forming his own companies, he has worked at AT&T Bell Labs and Racal-Milgo Information System. With AT&T Bell Labs, he worked on Network Evolution Planning and representing AT&T Network System Division served on Network Management Protocol Forum. With Racal-Milgo, he worked on network management system architecture as a senior engineer. As part of the technologically trained community in China, he was elected Deputy Chairman of the Association of Privately Owned High-tech Enterprises in China. He has been elected president of first Chinese PACS User and Providers Forum that promotes the international PCS standard worldwide. He also served on the boards of directors of many U.S. and Chinese companies, specifically Joray Enterprises Inc., Phoenix Tech Ltd. and World Communication Group. Mr. Wang has a BS in Computer Science and a MS in Electrical Engineering from University of Illinois, as well as an MBA in Marketing from Southeast-Nova University.

         Mr. Michael Chun Ha, aged 33, is a Director. Mr. Ha graduated from the Faculty of Law, University of Hong Kong in 1994 with a bachelor degree in law and was admitted as a solicitor of the High Court of the Hong Kong Special Administrative Region in 1997 and a solicitor of the Supreme Court of England and Wales in 1998. From 1995 to 2002, Mr. Ha worked as lawyer in a number of prestigious international and Hong Kong law firms, specializing in the areas of corporate finance, securities offerings, takeovers, cross-border mergers and acquisitions, venture capital, corporate restructuring, regulatory and compliance issues, project finance, and general commercial transactions and services in Hong Kong and the People's Republic of Hong Kong. In 2002, Mr. Ha commenced his own practice in the trade name of "Ha and Ho Solicitors". Mr. Ha specializes in the areas of general commercial transactions, corporate finance and civil and criminal litigation. Mr. Ha has been the company secretary of Shanxi Central Pharmaceutical International Company Limited, a Hong Kong main board listed company and since 2003 Mr. Ha has been a director of a private investment company, Metro Concord Investment Limited.


                  COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year 2003, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, except for Mr. Peter Wang, who did not file his Form 3 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each named executive officer.


                                                                                Long Term Compensation
                                                                                ----------------------

                                                Annual Compensation                     Awards
------------------------- ------------- ------------------------------------ ------------------------------ --------------
                                                                              Restricted          Stock       All Other
Name/Principal Position   Fiscal Year   Salary ($)  Bonus ($)    Other ($)    Stock Award ($)     Options     Comp. ($)
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ --------------
Tony Tong, CEO            2003           $100,000           -        -               -           120,000
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ --------------
                          2002           $110,000           -        -         $57,900           206,000          -
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ --------------
                          2001           $106,226           -   $15,384                           50,000     $53,333 (1)
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ --------------

--------------------
 (1) Represents amounts received for life and health insurance coverage.

                                             OPTION GRANTS DURING 2003 FISCAL YEAR
                                                      (INDIVIDUAL GRANTS)
----------------------- ----------------------------- ---------------------------- ------------------- -----------------------
                                                       Percent of Total Options
                            Number of Securities        Granted to Employees in       Exercise or            Expiration
Name                     Underlying Options Granted           Fiscal Year              Base Price               Date
----------------------- ----------------------------- ---------------------------- ------------------- -----------------------
Tony Tong, CEO                     70,000                        64%                     $2.2             June 23, 2006
Tony Tong, CEO                     50,000                        36%                     $4.25            November 26, 2006
----------------------- ----------------------------- ---------------------------- ------------------- -----------------------

AGGREGATED OPTION EXERCISES DURING 2003 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
--------------------- ----------------- -------------- ------------------------------------- ---------------------------------

                           SHARES                               NO. OF SECURITIES             VALUE ($) OF UNEXERCISED IN-THE
                        ACQUIRED ON         VALUE                   UNDERLYING                 MONEY OPTIONS AT FISCAL YEAR
        NAME              EXERCISE        REALIZED($)          UNEXERCISED OPTIONS/                  END 12/31/03 (1)
--------------------- ----------------- -------------- ------------------------------------- ---------------------------------
                                                         Exercisable       Unexercisable       Exercisable     Unexercisable
--------------------- ----------------- -------------- ----------------- ------------------- ---------------- ----------------
Tony Tong, CEO         200,000             394,000          6,000             120,000            $21,090         $274,300
--------------------- ----------------- -------------- ----------------- ------------------- ---------------- ----------------

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The board of directors has established a separately designated stand alone audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which is currently comprised of Mr. Richard Chi Ho Lo, Mr. David F. Fisher and Mr. Michael Chun Ha. They are all considered "independent" under the Nasdaq listing standards currently in effect. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

         The board of directors has determined all audit committees are financial experts and independent members of the board of directors.

         DIRECTORS' FEES. All of the Company's directors are reimbursed for out-of-pocket expenses relating to attendance at meetings. Each director is paid a sign-on bonus of 10,000 shares of common stock of the Company. Each director is also entitled to US$500 for each board meeting that such director attends in person, by conference call, or by committee action and US$200 for each committee meeting, payable by cash, common stock or stock options of the Company, at the option of the Company.

         ANNUAL RETAINER FEE. Each director is paid an annual retainer fee of US$10,000 in the form of common stock or stock option of the Company. Such retainer fee is paid semi-annually in arrears. The number of shares of common stock issued is based on the average closing market price over the ten trading days prior to the end of the six month period that the retainer fee is due.

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

CODE OF ETHICS

         On May 14, 2003, we adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 28, 2003 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

-------------------------------------------------------------------------------- --------------------- ------------------
                                                                                      NUMBER OF          % OF COMMON
                                                                                        SHARES              STOCK
                                                                                     BENEFICIALLY        BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                                  OWNED(1)             OWNED(2)
-------------------------------------------------------------------------------- --------------------- ------------------
Kin Shing Li (3)                                                                    1,750,000               25.9%
-------------------------------------------------------------------------------- --------------------- ------------------
Sino Mart Management Ltd. (4)                                                       1,000,000               16.2%
c/o ChoSam Tong
-------------------------------------------------------------------------------- --------------------- ------------------
ChoSam Tong (5)                                                                     1,007,000               16.3%
-------------------------------------------------------------------------------- --------------------- ------------------
Tony Tong (6)                                                                         190,391                3.10%
-------------------------------------------------------------------------------- --------------------- ------------------
ShaoJian (Sean) Wang                                                                   39,400                *
-------------------------------------------------------------------------------- --------------------- ------------------
Victor Tong (7)                                                                        35,200                *
-------------------------------------------------------------------------------- --------------------- ------------------
Richard Chi Ho Lo                                                                      19,000                *
-------------------------------------------------------------------------------- --------------------- ------------------
David Fisher                                                                            5,000                *
-------------------------------------------------------------------------------- --------------------- ------------------
Peter Wang                                                                                  -                -
-------------------------------------------------------------------------------- --------------------- ------------------
Michael Chun Ha                                                                             -                -
-------------------------------------------------------------------------------- --------------------- ------------------
ALL DIRECTORS AND OFFICERS AS A GROUP (7 PERSONS)                                     295,991                4.4%
-------------------------------------------------------------------------------- --------------------- ------------------

* Indicates less than one percent.
** Unless otherwise indicated, the address for each beneficial owner is: c/o PacificNet Inc. Unit 2710, Hong Kong Plaza, 188 Connaught Road West, Hong Kong.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.
(3) Information obtained from the Schedule 13D/A filed by Mr. Kin Shing Li on October 14, 2003.
(4) Sino Mart Management Ltd. is owned by Mr. ChoSam Tong, the father of Mr. Tony Tong.
(5) Includes shares of common stock of Sino Mart Management Ltd., which is owned by Mr. ChoSamTong.
(6) Excludes 1,000,000 shares owned by Sino Mart Management Ltd., as to which shares Mr. Tony Tong disclaims beneficial ownership.
(7) Excludes 1,000,000 shares owned by Sino Mart Management Ltd., as to which shares Mr. Victor Tong disclaims beneficial ownership.

                                              EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2003:

------------------------------------- ------------------------------ ----------------------------- ----------------------------
                                       NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES
                                         ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                          OUTSTANDING OPTIONS,           PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                           WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
------------------------------------- ------------------------------ ----------------------------- ----------------------------
EQUITY COMPENSATION PLANS APPROVED              1,725,600                       $2.32                        725,000
BY SECURITY HOLDERS
------------------------------------- ------------------------------ ----------------------------- ----------------------------
EQUITY COMPENSATION PLANS NOT                      N/A                           N/A                           N/A
APPROVED BY SECURITY HOLDERS
------------------------------------- ------------------------------ ----------------------------- ----------------------------
TOTAL                                           1,725,600                       $2.32                        725,000
------------------------------------- ------------------------------ ----------------------------- ----------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 shares of restricted common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of restricted common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction was approved at a special stockholder meeting held on March 25, 2002. The Company's issuance of the restricted shares and warrant to Sino Mart represented approximately 62% of the number of shares of the Company's common stock outstanding after the private placement, based on beneficial ownership on a fully-diluted basis, making Sino Mart the largest shareholder of the Company and resulting in a change of control of the registrant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------
2.1         Share Exchange Agreement by and among Davin Enterprises, Inc., Carl
            Tong, Leo Kwok and Acma Strategic Holdings Limited dated December
            15, 1997. (1)
2.2         Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3         Supplement to Share Exchange Agreement dated April 29, 2000, between
            Registrant and holders of membership interests in PacificNet.com
            LLC. (3)
2.4         Agreement dated September 30, 2000, among the Company and the
            "Purchasers" named therein. (4)
2.5         Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6         Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1         Certificate of Incorporation, as amended.
            Certificate of amendment of Certificate of Incorporation.
3.2         By Laws of the Company. (5)
3.3         Amendment to By Laws of the Company. (2)
4           Specimen Stock Certificate of the Company.
10.1        Form of Indemnification Agreement with officers and directors. (1)
10.2        Amendment to 1998 Stock Option Plan.
10.3        Form of Notice of Stock Option Grant and Stock Option Agreement
            under the 1998 Stock Option Plan. (3)
10.4        Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of
            December 9, 2001 (6)
10.5        19.9% Private Placement and Amendments between Ho Shu-Jen and
            PacificNet.com Inc.
10.6        Sub-Lease Agreement dated August 30, 2002 (11).
10.7        Agreement dated on December 1, 2003 for the Sale and Purchase of 50%
            Shares in Epro Telecom Holdings Limited
10.8        Agreement dated on December15, 2003 for the Sale and Purchase of 51%
            Shares in Beijing Linkhead Technologies Co., Ltd
14          Code of Ethics
31          Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32          Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2        Subscription Agreement by and between the Company and Sino Mart
            Management Ltd., dated as of December 9, 2001 (6)

-----------------
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3) Incorporated by reference to the Company's Form 8-K filed on August 11,
2000.
(4) Incorporated by reference to the Company's Form 8-K filed on October 17,
2000.
(5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)
(6) Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7) Incorporated by reference to the Company's Form 8-K filed on March 28,2002.
(8) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(9) Incorporated by reference to the Company's Form 8-K filed on September 30, 2002.
(10) Incorporated by reference to the Company's Form 8-K filed on December 24, 2002.
(11) Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.

REPORTS ON FORM 8-K:

        On November 11, 2003, we filed a report on Form 8-K, under Items 7 and 9 to disclose that we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2003, and attaching the press release as an exhibit

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During fiscal years ended December 31, 2002 and 2003, our principal independent auditor was Clancy and Co., P.L.L.C. The following are the services provided and the amount billed

AUDIT FEES
----------

         The aggregate fees billed by Clancy and Co., P.L.L.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December31, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2003 and 2002 were $36,500 and $36,500, respectively.

AUDIT RELATED FEES
------------------

         Other than the fees described under the caption "Audit Fees" above, Clancy and Co., P.L.L.C did not bill any fees for services rendered to us during fiscal years 2003 and 2002 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES
--------

         There were no fees billed by Clancy and Co., P.L.L.C. for tax services rendered during the fiscal years ended December 31, 2003 and 2002.

ALL OTHER FEES
--------------

         There were no fees billed by Clancy and Co., P.L.L.C. for other professional services rendered during the fiscal years ended December 31, 2003 and 2002.

PRE-APPROVAL OF SERVICES
------------------------

         The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PACIFICNET INC.


Date: April 2, 2004                   BY: /S/ TONY TONG
                                      -----------------
                                      Tony Tong
                                      Chief Executive Officer (Principal
                                      Executive Officer)


Date: April 2, 2004                   BY: /S/ SHAO JIAN WANG
                                      ----------------------
                                      Shao Jian Wang
                                      Chief Financial Officer (Principal
                                      Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                               DATE
----                          -----                               ----

/s/ TONY TONG                 Director, Chairman and CEO          April 2, 2004
-------------------------
Tony Tong


/s/ VICTOR TONG               Director, President and Secretary   April 2, 2004
-------------------------
Victor Tong


/s/ SHAO JIAN WANG            Director and CFO                    April 2, 2004
-------------------------
Shao Jian Wang


/s/ RICHARD CHI HO LO         Director                            April 2, 2004
-------------------------
Richard Chi Ho Lo


/s/ DAVID FISHER              Director                            April 2, 2004
-------------------------
David Fisher


/s/ PETER WANG                Director                            April 2, 2004
-------------------------
Peter Wang


/s/ MICHAEL CHUN HA           Director                            April 2, 2004
-------------------------
Michael Chun Ha

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------
2.1         Share Exchange Agreement by and among Davin Enterprises, Inc., Carl
            Tong, Leo Kwok and Acma Strategic Holdings Limited dated December
            15, 1997. (1)
2.2         Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (3)
2.3         Supplement to Share Exchange Agreement dated April 29, 2000, between
            Registrant and holders of membership interests in PacificNet.com
            LLC. (3)
2.4         Agreement dated September 30, 2000, among the Company and the
            "Purchasers" named therein. (4)
2.5         Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6         Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1         Certificate of Incorporation, as amended.
            Certificate of amendment of Certificate of Incorporation.
3.2         By Laws of the Company. (5)
3.3         Amendment to By Laws of the Company. (2)
4           Specimen Stock Certificate of the Company.
10.1        Form of Indemnification Agreement with officers and directors. (1)
10.2        Amendment to 1998 Stock Option Plan.
10.3        Form of Notice of Stock Option Grant and Stock Option Agreement
            under the 1998 Stock Option Plan. (3)
10.4        Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of
            December 9, 2001 (6)
10.5        19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc.
10.6        Sub-Lease Agreement dated August 30, 2002.(11)
10.7        Agreement dated on December 1, 2003 for the Sale and Purchase and
            Subscription of Shares in Epro Telecom Holdings Limited
10.8        Agreement dated on December 15, 2003 for the Sale and Purchase of
            Shares in Beijing Linkhead Technologies Co., Ltd
14          Code of Ethics
31          Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32          Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2        Subscription Agreement by and between the Company and Sino Mart
            Management Ltd., dated as of December 9, 2001 (6)