Form 10QSB
period 2004-03-31
PACIFICNET INC
filed 2004-05-04
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

     / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        COMMISSION FILE NUMBER: 000-24985


                                 PACIFICNET INC.
                                 ---------------
              (Exact name of small business issuer in its charter)

            DELAWARE                                             91-2118007
            --------                                             ----------
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

   PACIFICNET.COM INC., 7808 CREEKRIDGE CIRCLE, SUITE 101 BLOOMINGTON, MN 55439
   ----------------------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 6,813,262 shares of the Company's common stock outstanding on April 30, 2004.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................1
     ITEM 1. FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED
             FINANCIAL STATEMENTS..............................................1
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................7
     ITEM 3. CONTROLS AND PROCEDURES..........................................11

PART II - OTHER INFORMATION...................................................12
     ITEM 1. LEGAL PROCEEDINGS................................................12
     ITEM 2. CHANGES IN SECURITIES AND ISSUER PURCHASE OF EQUITY SECURITIES...12
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................12
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12
     ITEM 5. OTHER INFORMATION................................................12
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................12


                                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

                                                                         MARCH 31,     DECEMBER 31,
                                                                            2004          2003
                                                                                        (AUDITED)
                                                                        ------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                                               $     4,124    $     3,823
Restricted cash - pledged bank deposit                                          212            212
Accounts Receivables (net of allowance for doubtful accounts of $0 as
     of March 31, 2004 and $0 as of December 31, 2003)                        3,224          1,890
Inventories                                                                     656             76
Other Current Assets                                                          1,242            286
                                                                        ------------   ------------
Total Current Assets                                                          9,458          6,287

Property and Equipment, net                                                     527            466
Goodwill                                                                      3,930            420
                                                                        ------------   ------------
TOTAL ASSETS                                                            $    13,915    $     7,173
                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                     $       143    $     1,199
Bank Loans-current portion                                                    1,338          1,405
Capital Lease Obligations - current portion                                     108            152
Accounts Payable                                                              1,648          1,007
Accrued Expenses                                                                527            360
Subscription Payable                                                             --            722
                                                                        ------------   ------------
     Total Current Liabilities                                                3,764          4,845
                                                                        ------------   ------------
Long-term liabilities:
Bank Loans - non current portion                                                379            377
Capital Lease Obligations - non current portion                                 147            149
                                                                        ------------   ------------
     Total Long-Term Liabilities                                                526            526
                                                                        ------------   ------------
Minority Interests in Consolidated Subsidiaries                                 699           (110)

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
     Issued and outstanding - none                                               --             --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
     Issued and outstanding:
         March 31, 2004 - 8,363,262 issues; 6,813,262 outstanding
         December 31, 2003 - 6,163,977 issued; 5,363,977 outstanding              1              1
Treasury Stock, at cost (800,000 shares)                                         (5)            (5)
Additional Paid-In Capital                                                   38,663         31,790
Cumulative Other Comprehensive Loss                                             (24)           (24)
Accumulated Deficit                                                         (29,709)       (29,850)
                                                                        ------------   ------------
Total Stockholders' Equity                                                    8,926          1,912
                                                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    13,915    $     7,173
                                                                        ============   ============


See condensed notes to consolidated financial statements.

                                                 1

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except profit/(loss) per share and share amounts)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2004            2003
                                                                  ------------   ------------
Revenues                                                          $     3,502    $        97
                                                                  ------------   ------------
Cost of Revenues                                                       (2,253)           (36)
                                                                  ------------   ------------
Gross Margin                                                            1,249             61

Selling, General and Administrative expenses                             (777)          (419)
Depreciation and amortization                                             (67)            (1)
Provision for written off of fixed assets                                  --            (91)
                                                                  ------------   ------------
PROFIT/(LOSS) FROM OPERATIONS                                             405           (450)

Interest Income                                                             3              7
Sundry income                                                              61             --
                                                                  ------------   ------------
PROFIT/(LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND
     DISCONTINUED OPERATIONS                                              469           (443)

Provision for income taxes                                                 --             --
Minority Interests                                                       (328)            14
                                                                  ------------   ------------
PROFIT/(LOSS) BEFORE DISCONTINUED OPERATIONS                              141           (429)
                                                                  ------------   ------------
LOSS FROM DISCONTINUED OPERATIONS                                          --           (185)

NET PROFIT/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS                $       141    $      (614)
                                                                  ============   ============
BASIC AND DILUTED PROFIT/(LOSS) PER COMMON SHARE:
Profit/(Loss) from continuing operations                          $      0.02    $     (0.09)
Profit/(Loss) from discontinued operations                                 --    $     (0.03)
                                                                  ------------   ------------
Net Profit/(Loss)                                                 $      0.02    $     (0.12)
                                                                  ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     6,642,095      4,976,092


See condensed notes to consolidated financial statements.

                                              2

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                         2004      2003
                                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/(loss)                                                      $   141    $  (614)
Adjustment to reconcile net profit/(loss) to net cash
   used in operating activities:
Expenses settled by issuance of warrants                                    --         15
Expenses settled by issuance of common shares                               --         12
Provision for written off of fixed assets                                   --         91
Loss from discontinued operations                                           --        185
Allowance for doubtful accounts                                             --        201
Minority Interest                                                          809        (13)
Depreciation and amortization                                               67          1
Accounts receivable and other current assets                            (2,285)      (144)
Inventories                                                               (580)        --
Accounts payable and accrued expenses                                      808        (90)
                                                                       --------   --------
Net cash used in operating activities                                   (1,040)      (356)
                                                                       --------   --------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of property and equipment                                     (128)        --
Acquisition of subsidiaries                                               (232)        --
                                                                       --------   --------

Net cash used in investing activities                                     (360)        --
                                                                       --------   --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Repayments)/advances under bank line of credit                         (1,056)       238
Repayment of amount borrowed under bank loans and
  capital lease obligations                                             (1,756)        --
Proceeds from sale of common stock                                       2,813         --
Proceeds from exercise of stock options                                     55        110
Advances under bank loans                                                1,645         --
                                                                       --------   --------

Net cash provided by financing activities                                1,701        348
                                                                       --------   --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                       301         (8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,823      3,694
                                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 4,124    $ 3,686
                                                                       ========   ========
CASH PAID FOR:
     Interest                                                               59          9
     Income taxes                                                           --         --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries acquired through issuance of common stock   $ 4,000    $    --
Common stock issued to satisfy certain liabilities and to settle       $    --    $    27
     expenses
Common stock issued as a result of exercise of stock options           $     5    $    --


See condensed notes to consolidated financial statements.

                                       3

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2003, filed with the Company's Annual Report on Form 10-KSB.


2.       EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted profit/(loss) per share is as follows:

(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES
AND PER SHARE AMOUNTS)
                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                      MARCH 31,      MARCH 31,
                                                        2004           2003
                                                    -------------  -------------
Numerator-net profit /(loss)                        $        141   $       (614)
Denominator-weighted average number of shares
   of common stock outstanding                         6,642,095      4,976,092
Basic and diluted profit/(loss) per share           $       0.02   $      (0.12)


3.       BUSINESS DISPOSITIONS

In May 2003, the Company decided not to further invest in the Customer Service Support Center in the U.S. As of March 31, 2003, all activities have significantly slowed down due to the economic slowdown in the U.S. During the quarter ended March 31, 2003, the Company wrote off property and equipment of $150,000. Revenues and net loss information related to Customer Service Support Center operations are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                    ----------------------------
                                                      MARCH 31,      MARCH 31,
                                                        2004           2003
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------  -------------
Revenues                                            $         --   $          4
Net Loss                                            $         --   $       (185)

Total Net assets of the Customer Service Support Center were comprised primarily of property equipment.


4.       JOINT VENTURE OPERATIONS

The Company has ceased its participation with International Elite Limited (IEL) in the joint venture company, PacificNet Communications Limited - Macao Commercial Offshore (the "Joint Venture"). Pursuant to the terms of the Equity Joint Venture Agreement, signed on December 21, 2002, the Company was required to obtain the requisite regulatory and shareholder approval to issue 34 million shares of the Company's common stock in connection with the Joint Venture transaction. The Company still has not received the necessary regulatory and shareholder approval to issue the shares. Since the Company was unable to obtain shareholder approval, the board of directors of the Company determined that it was in the best interest of the Company to terminate its interest in the Joint Venture. Since the Company has not obtained regulatory and shareholder approval of the joint venture transaction and the Company does not control the operating and financing decisions of the joint venture, the Company does not consolidate the assets, liabilities, revenues and expenses of the joint venture. The Company will no longer seek approval to issue the 34 million shares to the Joint Venture and the original 800,000 deposit shares held in escrow were canceled and returned to the Company's treasury. The termination agreement was signed on March 30, 2004. As such, the results of operations for the three months ended March 31, 2003, do not include the activity for the joint venture as previously reported in its March 31, 2003 quarterly filing.


5.       STOCKHOLDERS' EQUITY

For the period ended March 31, 2004, the Company issued (i) 800,000 shares with total consideration of $4,000,000 to acquire subsidiaries representing (a) 100,000 deposit shares of common stock plus 200,000 shares as a result of achievement of certain earnings criteria to Epro; b) 350,000 deposit shares of common stock plus 150,000 shares as a result of achievement of certain earnings criteria to Linkhead; (ii) 617,285 shares with cash consideration of $3,000,000 pursuant to a private placement, including warrants to purchase up to an aggregate of 154,320 common shares of the Company issued to a group of institutional investors, and (iii) 32,000 shares as a result of exercise of share options with cash consideration of $55,000 and noncash consideration of $5,000.


6.       STOCK-BASED COMPENSATION

During the quarter ended March 31, 2003, the Company granted stock options to purchase the Company's common stock at $1.75 per share with expiry date on January 10, 2006. No options were granted during the first quarter of 2004. During the quarter ended March 31, 2004, no options were canceled or forfeited, and 32,000 options were exercised for proceeds of $60,000. As of March 31, 2004, there were 893,600 stock options outstanding and 208,600 options exercisable. The weighted average exercise price of the options outstanding and exercisable is $3.06 and $1.98, respectively, and the weighted average remaining contractual life is 1.91 and 1.28 and years, respectively.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at March 31:

                                                        2004           2003
                                                    -------------  -------------
Net profit (loss)
   As reported                                      $        141   $       (614)
   Stock-based employee compensation cost,
     net of tax                                               --           (314)
                                                    -------------  -------------
   Pro forma                                        $        141   $       (928)
                                                    =============  =============

Profit (loss) per share
   As reported                                      $       0.02   $      (0.12)
                                                    =============  =============
   Pro forma                                        $       0.02   $      (0.19)
                                                    =============  =============


The fair value of each option grant during the quarter ended March 31, 2003, was $1.62 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 266%, risk-free interest rate of 2.5%, and an expected life of 3 years.


7.       SUBSEQUENT EVENTS - BUSINESS ACQUISITIONS

GUANGZHOU YUESHEN TAIYANG TECHNOLOGY LIMITED
--------------------------------------------

On April 12, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest (the "Acquisition") in Guangzhou YueShen TaiYang Technology Limited, a newly formed company incorporated in the People's Republic of China ("Yueshen"). Yueshen is engaged in the business of distributing telecom services, including calling cards, mobile SIM cards, prepaid stored-value cards, VoIP, IDD calling cards, bundled insurance cards and customer loyalty membership cards in China.

The Company acquired the controlling interest in Yueshen through the purchase of 85 shares (representing 100% of the issued and outstanding shares, the "Shanghai Shares") of Shanghai Classic Group Limited, the beneficial owner of the 51% controlling interest in Yueshen. The consideration for the Acquisition was an aggregate value of approximately USD$1,196,143, which was paid in cash and shares of common stock of the Company (the "Common Stock"), and a warrant to purchase up to 50,000 shares of Common Stock. The consideration was paid as follows:

         (i) approximately USD$616,195 by delivery of 106,240 shares of Common Stock as consideration for the purchase of 51 of the Shanghai Shares from Yan Kuan Li ("Ms. Li") within thirty (30) days of the signing of the agreement for the Acquisition. All of the Common Stock deliverable to Ms. Li is being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period following the consummation of the Acquisition, provided, that Yueshen attains certain net income milestones during such period. In the event there is a shortfall in the net income during the period Ms. Li shall return to the Company shares of Common Stock equivalent to the dollar amount of such shortfall divided by $5.80; and

         (ii) approximately USD$338,303 in cash as consideration for the purchase of 34 of the Shanghai Shares from Avatar Trading, Ltd. ("Avatar") within thirty (30) days of the closing of the Acquisition; and

         (iii) approximately USD$241,645 in cash directly to Yueshen within thirty (30) days of the closing of the Acquisition, as consideration for the purchase of the Yueshen shares by Shanghai.

The cash portion of the purchase price for the Acquisition was from working capital of the Company.

CHEER ERA LIMITED
-----------------

On April 7, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of 300 shares (the "Shares"), representing 30% of the issued and outstanding shares of Cheer Era Limited, a newly formed company incorporated in Hong Kong SAR ("Cheer Era"). Cheer Era is engaged in the business of designing, developing and manufacturing multimedia entertainment and communication kiosk products, including photo and video entertainment kiosks, digital camera photo development stations, MMS, ring-tone and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables. The consideration for the Shares was an aggregate value of approximately USD$1,156,812, which was paid in cash and shares of Common Stock, and a warrant to purchase up to 80,000 shares of Common Stock. The consideration was paid as follows:

         (i) approximately USD$771,208 by delivery of 149,459 shares of Common Stock as consideration for the purchase of 100 of the Shares from Apex Legend Limited, a company incorporated in the British Virgin Islands ("Apex") within thirty (30) days of the signing of the agreement for the purchase of the Shares. All of the Common Stock deliverable to Apex is being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period following the consummation of the purchase and sale of the Shares, provided, that Cheer Era attains certain net income milestones during such period. In the event there is a shortfall in the net income during the period, Apex shall return to the Company shares of the Common Stock equivalent to the dollar amount of such shortfall divided by $6.00; and

         (ii) approximately USD$385,604 in cash directly to Cheer Era within thirty (30) days of the closing of the purchase and sale of the Shares for the Company's subscription to purchase 200 of the Shares. The cash used to pay for the Shares was from working capital of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

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

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was incorporated in the state of Delaware in 1999. The Company is focused on systems integration, network communications, customer relationship management (CRM) solutions, information technology solutions and telecommunications in Asia. Through its subsidiaries, the Company invests, operates and provides value-added telecom services (VAS) in Greater China. The Company's VAS includes operating call centers, providing telemarketing services, customer relationship management services (CRM), interactive voice response systems (IVR), short messaging services (SMS), multimedia messaging services (MMS), voice over internet protocol (VoIP) services, mobile applications and calling cards. In addition, the Company sells and distributes telecom services. The Company intends to continue to grow by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

The Company's goal is to take a leading role in providing information technology services and network communications in Asia and greater China. The Company's business can be classified into the following operating units:

PacificNet Solutions Ltd. ("PacSo"), is a subsidiary that specializes in systems integration, software application, and e-business solutions services in Hong Kong and greater China. The scope of PacSo's products and services includes smart card solutions, web based user applications and web based connections to remote or fixed database services, which are also referred to as backend enterprise planning systems.

PacificNet Communications Ltd. ("PacComm"), a subsidiary, is a leading provider of VAS services including call centers, CRM, telemarketing, data-mining services, mobile data services such as SMS, MMS, unified messaging services
(UMS), location-based service (LBS), wireless application protocol (WAP), and binary runtime environment for wireless (BREW)based CDMA applications, mobile commerce, roaming, paging, wireless internet, virtual private network (VPN) and VoIP services in greater China. In December 2003, PacComm completed an agreement to acquire a 50% controlling interest in Epro Telecom Holdings Limited (Epro), one of the largest providers of value-added telecom services (VAS), interactive voice response (IVR), mobile chatting, and voice-portal services in Greater China with over 500 employees, 1,000 call center seats and processes over 100,000 calls daily. Epro is in the business of providing VAS, such as call center services, CRM, mobile marketing and promotion services, call center training, management and consulting services, call center software, IVR systems, mobile payment and mobile point of sale (POS) solutions, internet e-commerce and mobile commerce, mobile applications based on SMS, MMS, outsourced telemarketing and customer support services, and other mobile VAS for Hong Kong and PRC's telecom operators, banks, insurance, and other financial services companies in China. Epro's clients include major telecom operators, banks, insurance and financial services companies in greater China, such as China Telecom (NYSE:
CHA), China Unicom (NYSE: CHU), PCCW (NYSE: PCW), CSL, SmarTone Telecom, Sunday Communications (Nasdaq: SDAY), Hutchison Whampoa Limited (HKSE:0013.HK), Swire Coca-Cola, Samsung, Dun & Bradstreet, DBS, Dao Heng Insurance, Shenzhen Development Bank, Hong Kong Government Housing Authority and Hongkong Post.

PacificNet Limited ("PNL"), a subsidiary, is a distributor and reseller of telecommunication, networking and computer equipment, which complements our telecommunication services. PNL is engaged in the resale of PABX telephone systems, basic switches and router equipments to commercial customers, and mobile phone accessories targeted to retail customers.

PacificNet Tech (SZ) Limited ("SZ"), is a subsidiary located in Shenzhen, SZ was established to expand the Company's research, development, marketing and distribution opportunities in mainland China.

PacificNet Strategic Investment Holdings Limited ("PSI") is a subsidiary. In December 2003, PSI completed an agreement to acquire 51% of the shares of a private PRC company, Beijing Linkhead Technologies Co., Limited (Linkhead), a leading provider of VAS, IVR systems, mobile chatting, and voice-portal services in greater China. Linkhead is in the business of providing VAS, IVR system development and integration, voice internet portals, computer telephony integration (CTI), VoIP, internet and mobile application development and CRM services for China's telecom operators. Linkhead also provides telecom related management and consulting services, mobile consumer analytics, mobile data-mining, internet e-commerce and mobile commerce, mobile applications based on WAP, K-Java, BREW, EMS, SMS, MMS, outsourced software development, and other mobile VAS in greater China. Linkhead's major clients and profit-sharing partners include some of the leading telecom operators such as China Telecom (NYSE: CHA), China Mobile (NYSE: CHL), China Unicom (NYSE: CHU), UTStarcom (Nasdaq: UTSI). Linkhead is also channel partner, or a master reseller, of NMS Communications (Nasdaq: NMSS), a leading provider of communications technologies and solutions.

         - In April 2004, PSI completed an agreement to acquire a 30% interest in Cheer Era Limited ("Cheer Era"), a newly formed company incorporated in Hong Kong SAR. Cheer Era is engaged in the business of designing, developing and manufacturing multimedia entertainment and communication kiosk products, including photo and video entertainment kiosks, digital camera photo development stations, MMS, ring-tone and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables.

         - In April 2004, PSI consummated the acquisition of a 51% controlling interest in Guangzhou YueShen TaiYang Technology Limited, a newly formed company incorporated in the People's Republic of China ("Yueshen"). Yueshen is engaged in the business of distributing telecom services, including calling cards, mobile SIM cards, prepaid stored-value cards, VoIP, IDD calling cards, bundled insurance cards and customer loyalty membership cards in China.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues for the three months ended March 31, 2004 were $3,502,000, an increase of $3,405,000 from $97,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, revenues of $2,052,000 and $1,157,000 were derived from the services rendered by the Company's newly acquired subsidiaries, Epro and Linkhead, respectively. The increase in revenues is due to the revenues associated with the operations of Epro and Linkhead which generated total revenue of $3,209,000 for the three months ended March 31, 2004.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2004 was $2,253,000, an increase of $2,217,000 from $36,000 for the three months ended March 31, 2003. This significant increase is associated with the increase in revenues.

GROSS MARGIN. Gross margin for the three months ended March 31, 2004 was $1,249,000, an increase of $1,188,000 from $61,000 for the three months ended March 31, 2003. Gross margins for the three months ended March 31, 2004, were comprised of 36% in revenues of value-added telecom services rendered.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $777,000 for the three months ended March 31, 2004, an increase of $358,000, from $419,000 for the three months ended March 31, 2003. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs.

INTEREST INCOME. Interest income was $3,000 for the three months ended March 31, 2004, as compared to $7,000 for the three months ended March 31, 2003. The decrease is due to lower interest rates in 2004 than 2003.

INCOME TAXES. No tax provision has been recorded for the three months ended March 31, 2004, as the result of the cumulative operating loss generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended March 31, 2004 totaled $328,000, compared with $(14,000) for the same period in the prior year, which represents the Company's existing interest in its subsidiary PacSo of $3,000, and its interest in newly acquired subsidiaries, Epro of $142,000 and Linkhead of $183,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS. As of March 31, 2004, the Company had cash and cash equivalents of $4,124,000 and working capital of $5,694,000 as compared to $3,823,000 and $1,442,000, respectively, at December 31, 2003.

WORKING CAPITAL. The Company's working capital increased to $5,694,000 at March 31, 2004, as compared to $1,442,000 at December 31, 2003. When compared to balances at December 31, 2003, the increase in working capital at March 31, 2004 reflects an increase in current assets primarily resulting from the Company's completion of a $3,000,000 private placement, and a decrease in current liabilities of $3,171,000 and $1,081,000, respectively.

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $1,040,000 for the three months ended March 31, 2004 as compared to net cash used in operating activities of $356,000 for the three months ended March 31, 2003. Net cash used in operating activities in the three months ended March 31, 2004 was primarily due to a net profit of $141,000, increased by noncash items totaling $876,000 and decreased by changes in operating assets of $2,057,000. Net cash used in operating activities in the three months ended March 31, 2004 was primarily due to a net loss of $614,000, increased by noncash items totaling $492,000 and decreased by changes in operating assets of $234,000.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the three months ended March 31, 2004 was $360,000 representing the acquisition of subsidiary companies and property and equipment of $232,000 and $128,000, respectively. The additions to property and equipment were for the expansion of the CRM and call centre business in Hong Kong.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities for the three months ended March 31, 2004 was $1,701,000 representing net proceeds from issuance of common stock of $2,813,000, net cash proceeds received from the exercise of stock options of $55,000, repayments on debt of $2,812,000, and advances under bank loans of $1,645,000. Net cash provided by financing activities for the three months ended March 31, 2003 was $348,000 representing advances under the company's bank line of credit by $238,000 and proceeds from the exercise of stock options of $110,000.

ISSUANCE OF COMMON STOCK. For the period ended March 31, 2004, we issued (i) 800,000 shares with total consideration of $4,000,000 to acquire subsidiaries,
(ii) 617,285 shares with cash consideration of $3,000,000 pursuant to a private placement and (iii) 32,000 shares as a result of exercise of share options with cash consideration of $55,000 and noncash consideration of $5,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

The following private placement of the Company's securities were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 and / or Rule 506 of Regulation D promulgated under the Securities Act of 1933. The Company did not use underwriters in any of the following private placement.

         o On January 15, 2004, the Company closed a $3 million equity private placement in which an aggregate of 617,285 shares of common stock and warrants to purchase up to an aggregate of 154,320 shares of common stock of the Company were issued to a group of institutional investors. The warrants are exercisable until January 15, 2009 at an exercise price of $7.15 per share. The shares of common stock issued and underlying the warrants were subsequently registered on April 30, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

The Company does not currently have in place formal procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER         DESCRIPTION
-----------    -----------------------------------------------------------------
2.1            Share Exchange Agreement by and among Davin Enterprises, Inc.,
               Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
               December 15, 1997. (1)
2.2            Share Exchange Agreement dated February 17, 2000, between
               Registrant and holders of membership interests in PacificNet.com
               LLC. (3)
2.3            Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
               PacificNet.com LLC. (3)
2.4            Agreement dated September 30, 2000, among the Company and the
               "Purchasers" named therein. (4)
2.5            Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (4)
2.6            Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (4)
3.1            Certificate of Incorporation, as amended. (7) Certificate of amendment of Certificate of Incorporation.(7)
3.2            By Laws of the Company. (5)
3.3            Amendment to By Laws of the Company. (2)
4              Specimen Stock Certificate of the Company.
4.1            Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (12).
4.2            Form of Common Stock Purchase Warrant issued to each of the purchasers (12).
10.1           Form of Indemnification Agreement with officers and directors.
               (1)
10.2           Amendment to 1998 Stock Option Plan.
10.3           Form of Notice of Stock Option Grant and Stock Option Agreement
               under the 1998 Stock Option Plan. (3)
10.4           Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.5           19.9% Private Placement Agreement and Amendments between Ho
               Shu-Jen and PacificNet.com, Inc.
10.6           Sub-Lease Agreement dated August 30, 2002.(8)
10.7           Agreement dated on December 1, 2003 for the Sale and Purchase of
               50% Shares in Epro Telecom Holdings Limited (12)
10.8           Agreement dated on December15, 2003 for the Sale and Purchase of
               51% Shares in Beijing Linkhead Technologies Co., Ltd (12)
10.9           Agreement for the Sale and Purchase of Shares in Shanghai Classic
               Group Limited (13)
10.10          Agreement for the Sale and Purchase of Shares in Cheer Era
               Limited (13).
14             Code of Ethics
31.1           Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.
31.2           Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.
32             Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.
99.2           Subscription Agreement by and between the Company and Sino Mart
               Management Ltd., dated as of December 9, 2001 (6)
______________________

(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 10-KSB filed on March 30, 1999.
(3)  Incorporated by reference to the Company's Form 8-K filed on August 11,
     2000.
(4)  Incorporated by reference to the Company's Form 8-K filed on October 17,
     2000.
(5) Incorporated by reference to the exhibits of the Company's registration statement (file no. 33-14521-NY)
(6)  Incorporated by reference to the Company's Form 8-K filed on March 20,
     2002.
(7)  Incorporated by reference to the Company's Form 8-K filed on March 28,2002.
(8) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(9) Incorporated by reference to the Company's Form 8-K filed on September 30, 2002.
(10) Incorporated by reference to the Company's Form 8-K filed on December 24, 2002.
(11) Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(12) Incorporated by reference to the Company's 10-KSB filed on April 2, 2004.
(13) Incorporated by reference to the Company's Amendment to Form S-3 or Form SB-2 filed on April 21, 2004.

(b) Reports on Form 8-K:

The Company filed a Form 8-K on April 19, 2004 under Items 2 and 7. There were no financial statements required to be filed.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PACIFICNET INC.

Date: May 4, 2004                   By: /s/ TONY TONG
                                        ----------------------------------------
                                        Tony Tong
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: May 4, 2004                   By: /s/ WANG SHAO JIAN
                                        ----------------------------------------
                                        Wang Shao Jian
                                        Chief Financial Officer
                                        (Principal Financial Officer)