Form 10QSB
period 2004-06-30
PACIFICNET INC
filed 2004-08-13
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2004

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

           UNIT 2710, HONG KONG PLAZA,                       N/A
             188 CONNAUGHT ROAD WEST,                     (Zip Code)
                    HONG KONG
     (Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900

--------------------------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 7,036,168 shares of the Company's common stock outstanding on August 11, 2004.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................2

         ITEM 1.  FINANCIAL
                  STATEMENTS...................................................2

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 13

         ITEM 3.  CONTROLS AND PROCEDURES.....................................18

PART II - OTHER INFORMATION...................................................19

         ITEM 1.  LEGAL PROCEEDINGS...........................................19

         ITEM 2.  CHANGES IN SECURITIES AND ISSUER PURCHASES
                  OF EQUITY SECURITIES........................................19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.....................................................19

         ITEM 5.  OTHER INFORMATION...........................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PACIFICNET INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
  (In thousands of United States dollars, except par values and share numbers)


                                                                  DECEMBER 31,
                                                      JUNE 30,       2003
                                                       2004        (AUDITED)
                                                     ---------     ---------
ASSETS
Current Assets:
Cash and cash equivalents                            $  3,201      $  3,823
Restricted cash - pledged bank deposit                    212           212
Accounts Receivables (net of allowance
   for doubtful accounts of $0 as of
   June 30, 2004 and $0 as of December 31, 2003         3,709         1,890
Inventories                                             1,051            76
Other Current Assets                                    1,273           286
                                                     ---------     ---------

Total Current Assets                                    9,446         6,287

Property and Equipment, net                               604           466
Goodwill                                                6,108           420
Investment - at equity                                    518            --
                                                     ---------     ---------

TOTAL ASSETS                                         $ 16,676      $  7,173
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                  $    190      $  1,199
Bank Loans - current portion                            1,485         1,405
Capital Lease Obligations - current portion                61           152
Accounts Payable                                        1,892         1,007
Accrued Expenses                                          597           360
Subscription Payable                                       --           722
                                                     ---------     ---------
     Total Current Liabilities                          4,225         4,845
                                                     ---------     ---------
Long-term liabilities:
Bank Loans - non current portion                          384           377
Capital Lease Obligations - non current portion           147           149
Shareholders' Loan                                        116            --
                                                     ---------     ---------

     Total Long-Term Liabilities                          647           526
                                                     ---------     ---------

Minority Interest in Consolidated Subsidiaries          1,093          (110)

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized
   - 5,000,000 shares
   Issued and outstanding - none                           --            --
Common Stock, par value $0.0001, Authorized
   - 125,000,000 shares
   Issued and outstanding:
     June 30, 2004 - 8,370,762 issued; 7,036,168
       outstanding
       December 31, 2003 -
       6,163,977 issued; 5,363,977
       outstanding                                          1             1
Treasury Stock, at cost
     June 30, 2004 - 834,594 shares;
     December 31, 2003 -  800,000 shares                 (101)           (5)
Additional Paid-In Capital                             40,493        31,790
Cumulative Other Comprehensive Loss                       (24)          (24)
Accumulated Deficit                                   (29,658)      (29,850)
                                                     ---------     ---------
Total Stockholders' Equity                             10,711         1,912
                                                     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 16,676      $  7,173
                                                     =========     =========

See condensed notes to consolidated financial statements.

                               PACIFICNET INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited. In thousands of United States dollars, except
                         profit/(loss) per share and share amounts)


                                                    THREE MONTHS           SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                              ----------------------   ---------------------
                                                 2004        2003        2004        2003
                                               ---------   ---------   ---------   ---------
Revenues                                       $  8,084    $    123    $ 11,586    $    220
                                               ---------   ---------   ---------   ---------
Cost of Revenues                                 (6,789)        (47)     (9,042)        (83)
                                               ---------   ---------   ---------   ---------
Gross Margin                                      1,295          76       2,544         137
Selling, General and Administrative expenses       (875)       (321)     (1,652)       (740)
Depreciation and amortization                       (73)         (2)       (140)         (3)
Provision for written off of fixed assets            --          --          --         (91)
                                               ---------   ---------   ---------   ---------

PROFIT/(LOSS) FROM OPERATIONS                       347        (247)        752        (697)

Interest Income                                       7           8          10          15
Sundry income                                         3          --          64          --
Equity earnings in undistributed earnings
of investee company                                  17          --          17          --
                                               ---------   ---------   ---------   ---------

PROFIT/(LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST AND DISCONTINUED OPERATIONS             374        (239)        843        (682)

Provision for income taxes                           --          --          --          --
Minority Interest                                  (323)          7        (651)         21
                                               ---------   ---------   ---------   ---------

PROFIT/(LOSS) BEFORE DISCONTINUED OPERATIONS         51        (232)        192        (661)
                                               ---------   ---------   ---------   ---------

LOSS FROM DISCONTINUED OPERATIONS                    --          --          --        (185)

NET PROFIT/(LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS                                $     51    $   (232)   $    192    $   (846)
                                               =========   =========   =========   =========


BASIC AND DILUTED PROFIT/(LOSS) PER COMMON
   SHARE:

Profit/(Loss) from continuing operations       $   0.01    $  (0.04)   $   0.03    $  (0.13)
Profit/(Loss) from discontinued operations     $     --    $     --    $     --    $  (0.04)
                                               ---------   ---------   ---------   ---------
Net Profit/(Loss)                              $   0.01    $  (0.04)   $   0.03    $  (0.17)
                                               =========   =========   =========   =========

See condensed notes to consolidated financial statements.

                                              5

                        PACIFICNET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                         2004         2003
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/(loss)                                      $   192      $  (846)
Adjustment to reconcile net profit/(loss)
   to net cash used in operating activities:
Expenses settled by issuance of warrants                    --           15
Expenses settled by issuance of common shares               --           12
Equity earnings of investee company                        (17)          --
Provision for written off of fixed assets                   --           91
Loss from discontinued operations                           --          185
Minority Interest                                        1,203          (20)
Depreciation and amortization                              140            1
Accounts receivable and other current assets            (2,804)          94
Inventories                                               (975)          --
Accounts payable and accrued expenses                    1,122          (67)
                                                       --------     --------
Net cash used in operating activities                   (1,139)        (535)
                                                       --------     --------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Acquisition of property and equipment                     (278)          --
Acquisition of subsidiaries                             (1,160)          --
Acquisition of investee company                           (385)          --

                                                       --------     --------
Net cash used in investing activities                   (1,823)          --
                                                       --------     --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Repayments)/advances under bank line of credit         (1,009)         305
Repayment of amount borrowed under bank loans
   and capital lease obligations                        (1,919)          --
Proceeds from sale of common stock                       2,813           --
Post acquisition of share capital - subsidiaries           564           --
Repurchase of treasury shares                              (96)          --
Proceeds from exercise of stock options                     74          210
Advances under bank loans                                1,913           --
                                                       --------     --------
Net cash provided by financing activities                2,340          515
                                                       --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (622)         (20)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,823        3,694
                                                       --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 3,201      $ 3,674
                                                       ========     ========

CASH PAID FOR:
     Interest                                          $   109      $    19
     Income taxes                                           --           --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries and associated company
   acquired through issuance of common stock           $ 5,250      $    --
Common stock issued to satisfy certain liabilities
   and to settle expenses                              $    --      $    27
Common stock issued as a result of exercise
   of stock options                                    $     2      $    --

See condensed notes to consolidated financial statements.

                        PACIFICNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2003, filed with the Company's Annual Report on Form 10-KSB.

2.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings (loss) per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding for both periods in 2003 exclude the potential issuances of common stock upon exercise of options and warrants because to do so would be antidilutive. Total potential common shares not included in the computation of dilutive EPS for both periods in 2004 was 154,320 warrants to purchase common stock because their impact would be antidilutive based on current market prices.

The computation of basic and diluted profit/(loss) per share is as follows:

             (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                             ------------------------------   ------------------------------
                                              JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004    JUNE 30, 2003
                                              -------------   -------------   -------------    -------------

Numerator-net profit /(loss)                  $        51     $      (232)     $       192     $       (846)
                                              ============    ============     ============    =============
Denominator:

Weighted average number of shares used in
  computed basic EPS                            6,880,329       5,227,310        6,757,307        5,106,010

Net effect of dilutive common shares              969,427              --          604,364               --
                                              ------------    ------------     ------------    -------------
Weighted average shares used in computed
  diluted EPS                                   7,849,756       5,227,310        7,361,671        5,106,010
                                              ============    ============     ============    =============

Basic profit/(loss) per share                 $      0.01     $     (0.04)     $      0.03     $      (0.17)
Diluted profit/(loss) per share               $      0.01     $     (0.04)     $      0.03     $      (0.17)

                                                      8

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS

BUSINESS ACQUISITIONS.
----------------------

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

BUSINESS DISPOSITIONS.
----------------------

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

                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                ---------------------------------------------------------------
                  JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                   (UNAUDITED)      (AUDITED)      (UNAUDITED)     (AUDITED)
                ---------------- --------------- ---------------- -------------
Revenues            $   --          $   --          $   --         $    4
Net Loss            $   --          $   --          $   --         $ (185)

Total Net assets of the Customer Service Support Center were comprised primarily of property and equipment.

4.       JOINT VENTURE OPERATIONS

The Company ceased its participation with International Elite Limited (IEL) in the joint venture company, PacificNet Communications Limited - Macao Commercial Offshore (the "Joint Venture"). Pursuant to the terms of the Equity Joint Venture Agreement, signed on December 21, 2002, the Company was required to obtain the requisite regulatory and shareholder approval to issue 34 million shares of the Company's common stock in connection with the Joint Venture transaction. The Company did not receive the necessary regulatory and shareholder approval to issue the shares. Since the Company was unable to obtain the appropriate approvals, the board of directors of the Company determined that it was in the best interest of the Company to terminate its interest in the Joint Venture. Since the Company did not obtain regulatory and shareholder approval of the joint venture transaction and the Company does not control the operating and financing decisions of the joint venture, the Company does not consolidate the assets, liabilities, revenues and expenses of the joint venture. The original 800,000 deposit shares held in escrow were canceled and returned to the Company's treasury. The termination agreement was signed on March 30, 2004. As such, the results of operations for the six months ended June 30, 2003, do not include the activity for the joint venture as previously reported in its June 30, 2003 quarterly filing.

5.       STOCKHOLDERS' EQUITY

Common stock issued.

For the period ended June 30, 2004, the Company issued (i) 1,050,000 shares with total consideration of $5,250,000 to acquire subsidiaries representing (a) 100,000 deposit shares of common stock plus 300,000 shares as a result of achievement of certain earnings criteria to Epro; b) 350,000 deposit shares of common stock plus 300,000 shares as a result of achievement of certain earnings criteria to Linkhead; (ii) 617,285 shares with cash consideration of $3,000,000 pursuant to a private placement, including warrants to purchase up to an aggregate of 154,320 common shares of the Company issued to a group of institutional investors; (iii) 39,500 shares as a result of exercise of stock options with cash consideration of $74,000 and noncash consideration of $2,000;
(iv) post-acquisition of share capital from subsidiaries of $564,000; and (v) reduced by repurchase of 27,000 shares with cash consideration of $96,000 by the Company.

Common Stock Repurchase Program.
--------------------------------

The Company's Board of Directors has approved a Corporate Stock Repurchase Program to purchase up to US$800,000 worth of outstanding shares of its common stock in open market transactions, from time to time, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. The purpose of the repurchase program is to enhance shareholder value. During the six months ended June 30, 2004, the Company repurchased 26,784 shares at an average price of $3.56 per share for approximately $96,000.

6.       STOCK-BASED COMPENSATION

Stock options.

During the period ended June 30, 2003, the Company granted stock options to purchase the Company's common stock at $1.75 and $2.20 per share, which expire on January 10, 2006 and June 23, 2006, respectively. No options were granted during the first quarter and second quarters of 2004. During the period ended June 30, 2004, no options were canceled or forfeited, and 39,500 options were exercised for cash proceeds of $74,000 and noncash consideration of $2,000. As of June 30, 2004, there were 886,100 stock options outstanding and 303,600 options exercisable. The weighted average exercise price of the options outstanding and exercisable is $3.07 and $2.04, respectively, and the weighted average remaining contractual life is 1.66 and 1.61 and years, respectively.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under FASB No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at June 30:

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                         JUNE 30, 2004 JUNE 30, 2003 JUNE 30, 2004 JUNE 30, 2003
                         ------------- ------------- ------------- -------------
Net profit (loss)
  As reported            $         51  $      (232)  $        192  $      (614)
  Stock-based employee
  compensation cost,
  net of tax                       --         (819)            --       (1,133)
                         ------------- ------------- ------------- -------------
  Pro forma              $         51  $    (1,051)  $        192  $    (1,747)
                         ============= ============= ============= =============
Profit (loss) per share
  As reported            $       0.01  $     (0.04)  $       0.03  $     (0.12)
                         ============= ============= ============= =============
  Pro forma              $       0.01  $     (0.20)  $       0.03  $     (0.34)
                         ============= ============= ============= =============

The fair values of options granted during the three and six months period ended June 30, 2003, were $1.62 and $2.04, respectively, and were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 266%, risk-free interest rate of 2.5%, and an expected life of 3 years.

Warrants.

During the period ended June 30, 2003, no warrants were granted to purchase the Company's common stock. 154,320 warrants were granted at $7.15 per share during the second quarter of 2004, and no warrants were exercised, canceled or forfeited. As of June 30, 2004, there were 954,320 warrants outstanding. The weighted average exercise price of the warrants outstanding is $2.43 and the weighted average remaining contractual life is 1.57 years.

7.       SEGMENT INFORMATION

The Company's reportable segments are operating units, which represent the operations of the Company's significant subsidiaries. The significant accounting policies of the Company's subsidiaries are the same as those of the Company. No information has been presented for the comparative prior period as the acquisitions of the Company's current significant subsidiaries had not occurred as of those dates. The operations for the six months ended June 30, 2003 primarily represent the operations of our subsidiary PacificNet Solutions Limited. ("PacSo"), which specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant subsidiaries and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments (in thousands).


   FOR THE SIX MONTHS
   ENDED JUNE 30, 2004       LINKHEAD     EPRO   YUESHEN     OTHER      TOTAL
   -------------------       --------     ----   -------     -----      -----
Revenues                     $ 2,781   $ 4,302   $ 3,805   $   698    $11,586
Operating gain/(loss)        $   753   $   451   $    52   $  (413)   $   843
Total assets                 $ 3,364   $ 3,733   $   271   $ 9,308    $16,676

   FOR THE THREE MONTHS
   ENDED JUNE 30, 2004       LINKHEAD     EPRO   YUESHEN     OTHER      TOTAL
   -------------------       --------     ----   -------     -----      -----
Revenues                     $ 1,624   $ 2,250   $ 3,805   $   405    $ 8,084
Operating gain/(loss)        $   381   $   241   $    52   $  (300)   $   374
Total assets                 $ 3,364   $ 3,733   $   271   $ 9,308    $16,676

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

COMPANY OVERVIEW.

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was incorporated in the state of Delaware in 1999. The Company is focused on providing value-added telecom services and products, customer relationship management (CRM) solutions, systems integration, network communications, information technology solutions and telecommunications in Asia. Through its subsidiaries, the Company invests, operates and provides value-added telecom services (VAS) in Greater China. The Company's VAS includes operating call centers, providing telemarketing services, customer relationship management services (CRM), interactive voice response systems (IVR), short messaging services (SMS), multimedia messaging services (MMS), voice over internet protocol (VoIP) services, mobile applications and calling cards. In addition, the Company sells and distributes telecom services. The Company intends to continue to grow by acquiring and managing growing technology and network communications businesses with established products and customers in Asia. The Company employs over 800 staff in various subsidiaries throughout Greater China.

The Company's goal is to take a leading role in providing value-added telecom services and products, information technology services and network communications in Asia and Greater China. The Company's business can be classified into the following operating units:

I. Beijing Linkhead Technologies Co., Limited ("Linkhead"), subsidiary, a private PRC company. Linkhead is a leading provider of VAS, IVR systems, mobile chatting, and voice-portal services in greater China. Linkhead is in the business of providing VAS, IVR system development and integration, voice internet portals, computer telephony integration
         (CTI), VoIP, internet and mobile application development and CRM services for China's telecom operators. Linkhead also provides telecom related management and consulting services, mobile consumer analytics, mobile data-mining, internet e-commerce and mobile commerce, mobile applications based on WAP, K-Java, BREW, EMS, SMS, MMS, outsourced software development, and other mobile VAS in greater China. Linkhead's major clients and profit-sharing partners include some of the leading telecom operators such as China Telecom (NYSE: CHA), China Mobile (NYSE: CHL), China Unicom (NYSE: CHU), UTStarcom (Nasdaq: UTSI). Linkhead is also channel partner, or a master reseller, of NMS Communications (Nasdaq: NMSS), a leading provider of communications technologies and solutions.

II. Epro Telecom Holdings Limited ("Epro"), subsidiary, one of the largest providers of value-added telecom services (VAS), interactive voice response (IVR), mobile chatting, and voice-portal services in Greater China with over 500 employees, 1,000 call center seats and processes over 100,000 calls daily. Epro is in the business of providing VAS, such as call center services, CRM, mobile marketing and promotion services, call center training, management and consulting services, call center software, IVR systems, mobile payment and mobile point of sale (POS) solutions, internet e-commerce and mobile commerce, mobile applications based on SMS, MMS, outsourced telemarketing and customer support services, and other mobile VAS for Hong Kong and PRC's telecom operators, banks, insurance, and other financial services companies in China. Epro's clients include major telecom operators, banks, insurance and financial services companies in greater China, such as China Telecom (NYSE: CHA), China Unicom (NYSE: CHU), PCCW (NYSE: PCW), CSL, SmarTone Telecom, Sunday Communications (Nasdaq: SDAY), Hutchison Whampoa Limited (HKSE:0013.HK), Swire Coca-Cola, Samsung, Dun & Bradstreet, DBS, Dao Heng Insurance, Shenzhen Development Bank, Hong Kong Government Housing Authority and Hongkong Post.

III. Guangzhou YueShen TaiYang Technology Limited ("YueShen"), subsidiary, a newly formed company incorporated in the People's Republic of China. YueShen is engaged in the business of distributing telecom services, including calling cards, mobile SIM cards, prepaid stored-value cards, VoIP, IDD calling cards, bundled insurance cards and customer loyalty membership cards in China.

IV. Cheer Era Limited ("Cheer Era"), investee company, a newly formed company incorporated in Hong Kong SAR. Cheer Era is engaged in the business of designing, developing and manufacturing multimedia entertainment and communication kiosk products, including photo and video entertainment kiosks, digital camera photo development stations, MMS, ring-tone and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables.

V. PacificNet Communications Limited. ("PacComm") and PacificNet Strategic Investment Holdings Limited ("PSI"), subsidiaries, are holding companies. In December 2003, PacComm and PSI completed agreements to acquire a 50% controlling interest in Epro and 51% of the shares of Linkhead, respectively. In April 2004, PSI completed agreements to acquire a 30% interest in Cheer Era and a 51% controlling interest in YueShen.

VI. PacificNet Limited ("PNL") and PacificNet Solutions Limited. ("PacSo"), subsidiaries, distributors and resellers of telecommunication, networking and computer equipment, which complements our telecommunication services. They specialize in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of products and services includes smart card solutions, web based user applications and web based connections to remote or fixed database services, which are also referred to as backend enterprise planning systems.

VII. PacificNet Tech (SZ) Limited ("SZ"), is a subsidiary located in Shenzhen. SZ was established to expand the Company's research, development, marketing and distribution opportunities in Greater China.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues for the three months ended June 30, 2004 were $8,084,000, an increase of $7,961,000 from $123,000 for the three months ended June 30, 2003. The significant increase in this quarter is mainly due to the recent acquisition of YueShen, which is engaged in the business of distributing telecom services, including calling cards in Greater China. YueShen contributes 47% of total revenues while the Company's other newly acquired subsidiaries, Epro and Linkhead, in the aggregate contribute 48% of total revenues. These three subsidiaries make up in the aggregate 95% of the Company's total revenues.

COST OF REVENUES. Cost of revenues for the three months ended June 30, 2004 was $6,789,000, an increase of $6,742,000 from $47,000 for the three months ended June 30, 2003. This significant increase in cost of revenues is directly associated with the increase in revenues. Our three newly acquired subsidiaries generated in the aggregate, 94% of the total cost of revenues.

GROSS MARGIN AND GROSS MARGIN RATIO. Gross margin for the three months ended June 30, 2004 was $1,295,000, an increase of $1,219,000 from $76,000 for the three months ended June 30, 2003. Gross margins for the three months ended June 30, 2004, comprised 16% of revenues. The significant decrease in gross margin ratio in this quarter is mainly due to the low gross margin ratio, which is one of the characteristics of YueShen's calling card distribution business. We expect both our gross margin and gross margin ratio to increase gradually as a result of cost reduction and efficient utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $875,000 for the three months ended June 30, 2004, an increase of $554,000, from $321,000 for the three months ended June 30, 2003. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs, mainly attributable to the operations of Epro and Linkhead.

INTEREST INCOME. Interest income was $7,000 for the three months ended June 30, 2004, as compared to $8,000 for the three months ended June 30, 2003. The decrease is due to a lower average outstanding bank balance in 2004 than 2003.

EQUITY EARNINGS IN UNDISTRIBUTED EARNINGS OF INVESTEE COMPANY. The Company recorded $17,000 in equity earnings in its investee company for the three month period ended June 30, 2004 compared with nil for the same period in the prior year representing the Company's 30% ownership interest in its recent acquisition of Cheer Era Limited in April 2004.

INCOME TAXES. No tax provision has been recorded for the three months ended June 30, 2004, as a result of the cumulative operating losses generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTEREST. Minority interest for the three months ended June 30, 2004 totaled $323,000, compared with $(7,000) for the same period in the prior year, which represents the Company's existing interest in its subsidiary PacSo of $(7,000), and its interest in newly acquired subsidiaries, Epro of $116,000, Linkhead of $189,000 and YueShen of $25,000 respectively.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES. Revenues for the six months ended June 30, 2004 were $11,586,000, an increase of $11,366,000 from $220,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, revenues derived from the value-added telecom services rendered by the Company's newly acquired subsidiaries, YueShen, Epro and Linkhead, in the aggregate, contributed to 94% of total revenues.

COST OF REVENUES. Cost of revenues for the six months ended June 30, 2004 was $9,042,000, an increase of $8,959,000 from $83,000 for the six months ended June 30, 2003. This significant increase is directly associated with the increase in revenues. Our three newly acquired subsidiaries, in the aggregate, comprise 93% of total cost of revenues.

GROSS MARGIN AND GROSS MARGIN RATIO. Gross margin for the six months ended June 30, 2004 was $2,544,000, an increase of $2,407,000 from $137,000 for the six months ended June 30, 2003. Gross margins for the six months ended June 30, 2004 were comprised of 22% in revenues compared to 62% for the same period in the prior year. The significant decrease in gross margin ratio is attributable to the change in our mode of operations from systems integration and software application in 2003 to value-added telecom services and products providers in 2004. We expect both our gross margin and gross margin ratio to increase gradually as a result of cost reduction and efficient utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,652,000 for the six months ended June 30, 2004, an increase of $912,000, from $740,000 for the six months ended June 30, 2003. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs, mainly attributable to the operations of Epro and Linkhead.

INTEREST INCOME. Interest income was $10,000 for the six months ended June 30, 2004, as compared to $15,000 for the six months ended June 30, 2003. The decrease is due to a lower average outstanding bank balance in 2004 than 2003.

EQUITY EARNINGS IN UNDISTRIBUTED EARNINGS OF INVESTEE COMPANY. The Company recorded $17,000 in equity earnings in its investee company for the six month ended June 30, 2004 compared with nil for the same period in the prior year representing the Company's 30% ownership interest in its recent acquisition of Cheer Era Limited in April 2004.

INCOME TAXES. No tax provision has been recorded for the six months ended June 30, 2004, as a result of the cumulative operating losses generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTEREST. Minority interest for the three months ended June 30, 2004 totaled $651,000, compared with $(21,000) for the same period in the prior year, which represents the Company's existing interest in its subsidiary PacSo of $(4,000), and its interest in newly acquired subsidiaries, Epro of $258,000, Linkhead of $372,000 and YueShen of $25,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital increased to $5,221,000 at June 30, 2004 as compared to $1,442,000 at December 31, 2003. When compared to balances at December 31, 2003, the increase in working capital at June 30, 2004 reflects an increase in current assets primarily resulting from the Company's completion of a $3,000,000 private placement and a decrease in current liabilities of $3,159,000 and $620,000, respectively.

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $1,139,000 for the six months ended June 30, 2004. Net cash used in operating activities in the six months ended June 30, 2004 was primarily the result of a net profit of $192,000, increased by noncash items totaling $1,326,000 and decreased by changes in operating assets of $2,657,000.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the six months ended June 30, 2004 was $1,823,000 representing the acquisition of subsidiary companies, interest in investee company, and property and equipment of $1,160,000, $385,000 and $278,000, respectively. The additions to property and equipment were for the expansion of the CRM and call centre business in Hong Kong.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities for the six months ended June 30, 2004 was $2,340,000 representing net proceeds from issuance of common stock of $2,813,000, net proceeds from post acquisition of share capital - subsidiaries of $564,000, net cash proceeds received from the exercise of stock options of $74,000 and advances under bank loans of $1,913,000, and reduced by repayments on debt of $2,928,000 and repurchase of treasury shares of $96,000.

ISSUANCE OF COMMON STOCK. For the period ended June 30, 2004, we issued (i) 1,050,000 shares with total consideration of $5,250,000 to acquire subsidiaries and associated company, (ii) 617,285 shares with cash consideration of $3,000,000 pursuant to a private placement, (iii) 39,500 shares as a result of exercise of share options with cash consideration of $74,000 and noncash consideration of $2,000.

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

CONCENTRATION OF CREDIT RISK. All of the Company's revenues are derived in Asia and Greater China. The Company does not have any single customer that accounts for more than 10% of its revenues or 10% of its purchases. If the Company was unable to derive any revenue from Asia and Greater China, it would cause a significant, financially disruptive effect on the normal operations of the Company. Based on the current economic environment in China, the Company does not expect any material adverse impact to its business, financial condition and results of operations.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                    (d) MAXIMUM
                                                                                     NUMBER (OR
                                                                                     APPROXIMATE
                                                           (c) TOTAL NUMBER OF     DOLLAR VALUE) OF
                                                           SHARES PURCHASED AS     SHARES THAT MAY
                      (a) TOTAL NUMBER                       PART OF PUBLICLY      YET BE PURCHASED
                          OF SHARES     (b) AVERAGE PRICE    ANNOUNCED PLANS       UNDER THE PLANS
        PERIOD            PURCHASED      PAID PER SHARE      OR PROGRAMS (1)        OR PROGRAMS
-----------------------------------------------------------------------------------------------------
April 1 - April 30           -0-                 N/A                N/A                   N/A
-----------------------------------------------------------------------------------------------------
May 1 - May 31            21,084            $   3.66             21,084              $722,804
-----------------------------------------------------------------------------------------------------
June 1 - June 30           5,700            $   3.16              5,700              $704,777
-----------------------------------------------------------------------------------------------------
Total                     26,784            $   3.56             26,784              $704,777
-----------------------------------------------------------------------------------------------------

(1) The Company's Corporate Stock Repurchase Program was announced to the public on May 4, 2004. The Company is authorized to purchase up to USD$800,000 of its outstanding shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of theSarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

         None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PACIFICNET INC.


DATE: AUGUST 13, 2004                         /S/ TONY TONG
                                              -----------------------------
                                              TONY TONG
                                              CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)


DATE: AUGUST 13, 2004                         /S/ WANG SHAO JIAN
                                              -----------------------------
                                              WANG SHAO JIAN
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)