Form 10QSB
period 2004-09-30
PACIFICNET INC
filed 2004-11-15
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

             860 Blue Gentian Road,
                Suite 360, Eagan,                            N/A
               MN 55121-1575, USA                         (Zip Code)

                    (Address of principal executive offices)

                         REGISTRANT'S TELEPHONE NUMBER:
                               011-1-651-209-3100
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

There were 7,334,608 shares of the Company's common stock outstanding on November 11, 2004.

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION................................................2

         ITEM 1.  FINANCIAL
                  STATEMENTS..................................................2

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............9

         ITEM 3.  CONTROLS AND PROCEDURES.....................................13

PART II - OTHER INFORMATION...................................................14

         ITEM 1.  LEGAL PROCEEDINGS...........................................14

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
                  AND USE OF PROCEEDS  .......................................14

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................15

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.....................................................15

         ITEM 5.  OTHER INFORMATION...........................................15

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PACIFICNET INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
  (In thousands of United States dollars, except par values and share numbers)

                                                                    DECEMBER 31,
                                                      SEPTEMBER 30,    2003
                                                          2004       (AUDITED)
                                                      ------------  ------------
ASSETS
Current Assets:
Cash and cash equivalents                             $     1,322   $     2,900
Restricted cash - pledged bank deposits                     1,993         1,135
Accounts Receivables (net of allowance
   for doubtful accounts of $0 as of
   September 30, 2004 and $0 as of December 31, 2003        4,442         1,890
Inventories                                                 1,313            76
Other Current Assets                                        1,082           286
                                                      ------------  ------------

Total Current Assets                                       10,152         6,287

Property and Equipment, net                                 1,369           466
Goodwill                                                    7,515           420
Investment - at equity                                        523            --
                                                      ------------  ------------

TOTAL ASSETS                                          $    19,559   $     7,173
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                   $     1,277   $     1,199
Bank Loans - current portion                                1,396         1,405
Capital Lease Obligations - current portion                    81           152
Accounts Payable                                              960         1,007
Accrued Expenses                                            1,948           360
Subscription Payable                                           --           722
                                                      ------------  ------------
     Total Current Liabilities                              5,662         4,845
                                                      ------------  ------------
Long-term liabilities:
Bank Loans - non current portion                               92           377
Capital Lease Obligations - non current portion                89           149
Shareholders' Loan                                            115            --
                                                      ------------  ------------
     Total Long-Term Liabilities                              296           526
                                                      ------------  ------------
Minority Interest in Consolidated Subsidiaries              1,507          (110)

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized
   - 5,000,000 shares
   Issued and outstanding - none                               --            --
Common Stock, par value $0.0001, Authorized -
   125,000,000 shares Issued and
   outstanding:
       September 30, 2004 - 8,370,762 issued;
       7,284,608 outstanding
       December 31, 2003 -
       6,163,977 issued; 5,363,977
       outstanding                                              1             1
Treasury Stock, at cost
     September 30, 2004 - 836,154 shares;
     December 31, 2003  - 800,000 shares                     (104)           (5)
Additional Paid-In Capital                                 41,743        31,790
Cumulative Other Comprehensive Loss                           (24)          (24)
Accumulated Deficit                                       (29,522)      (29,850)
                                                      ------------  ------------
Total Stockholders' Equity                                 12,094         1,912
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    19,559   $     7,173
                                                      ============  ============

           See condensed notes to consolidated financial statements.

                                  PACIFICNET INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited. In thousands of United States dollars, except profit/(loss) per share and share amounts)

                                                      THREE MONTHS                 NINE MONTHS
                                                   ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                 -----------------------     -----------------------
                                                   2004          2003          2004          2003
                                                 ---------     ---------     ---------     ---------
Revenues                                         $  8,054      $    124      $ 19,640      $    344
                                                 ---------     ---------     ---------     ---------
Cost of Revenues                                   (6,682)          (95)      (15,724)         (178)
                                                 ---------     ---------     ---------     ---------
Gross Margin                                        1,372            29         3,916           166
Selling, General and Administrative expenses         (835)         (273)       (2,487)       (1,013)
Depreciation and amortization                         (74)           --          (214)           (3)
Provision for written off of fixed assets              --            --            --           (91)
                                                 ---------     ---------     ---------     ---------

PROFIT/(LOSS) FROM OPERATIONS                         463          (244)        1,215          (941)

Interest Income                                         6             8            16            23
Sundry income                                          72            46           136            46
Equity earnings in undistributed earnings
of investee company                                     6            --            23            --
                                                 ---------     ---------     ---------     ---------

PROFIT/(LOSS) BEFORE INCOME TAXES, MINORITY
   INTEREST AND DISCONTINUED OPERATIONS               547          (190)        1,390          (872)

Provision for income taxes                             --            --            --            --
Minority Interest                                    (411)            4        (1,062)           25
                                                 ---------     ---------     ---------     ---------

PROFIT/(LOSS) BEFORE DISCONTINUED OPERATIONS          136          (186)          328          (847)
                                                 ---------     ---------     ---------     ---------

LOSS FROM DISCONTINUED OPERATIONS                      --            --            --          (185)

NET PROFIT/(LOSS) AVAILABLE TO COMMON
   STOCKHOLDERS                                  $    136      $   (186)     $    328      $ (1,032)
                                                 =========     =========     =========     =========

BASIC AND DILUTED PROFIT/(LOSS) PER COMMON
   SHARE:

Profit/(Loss) from continuing operations         $   0.02      $  (0.03)     $   0.05      $  (0.16)
Profit/(Loss) from discontinued operations       $     --      $     --      $     --      $  (0.04)
                                                 ---------     ---------     ---------     ---------
Net Profit/(Loss)                                $   0.02      $  (0.03)     $   0.05      $  (0.20)
                                                 =========     =========     =========     =========

                     See condensed notes to consolidated financial statements.


                                                 3

                        PACIFICNET INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             2004         2003
                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/(loss)                                          $   328      $(1,032)
Adjustment to reconcile net profit/(loss)
   to net cash used in operating activities:
Expenses settled by issuance of warrants                        --           15
Expenses settled by issuance of common shares                   --           42
Equity earnings of investee company                            (23)          --
Provision for written off of fixed assets                       --           91
Loss from discontinued operations                               --          185
Minority Interest                                            1,622          (25)
Depreciation and amortization                                  214            3
Accounts receivable and other current assets                (2,386)         226
Inventories                                                 (1,237)          --
Accounts payable and accrued expenses                          611         (158)
                                                           --------     --------
Net cash used in operating activities                         (871)        (653)
                                                           --------     --------
CASH FLOWS FROM INVESTMENT ACTIVITIES
Restricted cash-pledged bank deposits                         (858)          --
Acquisition of property and equipment                       (1,039)          --
Acquisition of subsidiaries                                 (1,302)          --
Acquisition of investee company                               (385)          --
                                                           --------     --------
Net cash used in investing activities                       (3,584)          --
                                                           --------     --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Repayments)/advances under bank line of credit                (50)         367
Repayment of amount borrowed under bank loans
   and capital lease obligations                            (2,415)          --
Proceeds from sale of common stock                           2,813           --
Post acquisition of share capital - subsidiaries               564           --
Repurchase of treasury shares                                  (99)          --
Proceeds from exercise of stock options                         74          418
Advances under bank loans                                    1,990           --
                                                           --------     --------
Net cash provided by financing activities                    2,877          785
                                                           --------     --------
NET(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS         (1,578)         132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,900        3,694
                                                           --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,322      $ 3,826
                                                           ========     ========

CASH PAID FOR:
     Interest                                              $   162      $    30
     Income taxes                                               --           --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries acquired through
   issuance of common stock                                $ 6,500      $    --
Common stock issued to satisfy certain liabilities
   and to settle expenses                                  $    --      $    57
Common stock issued as a result of exercise
   of stock options                                        $     2      $    --

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004. These financial statements should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Company's financial statements and accompanying notes thereto as of and for the year ended December 31, 2003, filed with the Company's Annual Report on Form 10-KSB.

Certain figures from prior periods have been reclassified to conform to the current period's presentation.

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

The computation of basic and diluted profit/(loss) per share is as follows:

        (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                              ----------------------------     ------------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30    SEPTEMBER 30,
                                                  2004            2003             2004            2003
                                              ------------    ------------     ------------    --------------
Numerator-net profit /(loss)                  $       136     $      (186)     $       328     $      (1,032)
                                              ============    ============     ============    ==============
Denominator:

Weighted average number of shares used in
  computed basic EPS                            7,284,615       5,348,572        6,960,854         5,170,079

Net effect of dilutive common shares
                                                  517,892              --          627,365                --
                                              ------------    ------------     ------------    --------------
Weighted average shares used in computed
  diluted EPS
                                                7,802,507       5,348,572        7,588,219         5,170,079
                                              ============    ============     ============    ==============

Basic profit/(loss) per share                 $      0.02     $     (0.03)     $      0.05     $      (0.20)
Diluted profit/(loss) per share               $      0.02     $     (0.03)     $      0.04     $      (0.20)


                                        5

3.       BUSINESS ACQUISITIONS

SMARTIME HOLDINGS LIMITED
-------------------------

On September 15, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 81% controlling interest (the "Acquisition") in Smartime Holdings Limited, a corporation incorporated in Hong Kong SAR ("Smartime"). Smartime is engaged in the business of providing software customization and localization, outsourcing, third-party alliance and hardware and software distribution to the banking, postal and telecommunications industries in Hong Kong and China.

         The Company acquired the controlling interest in Smartime through the purchase of 630 shares (the "Shares") of Smartime Holdings Limited("Smartime"). The consideration for the Acquisition was payable as follows:

         (i) USD$500,000, payable in shares of common stock of the Company (the "Common Stock"), equivalent to 100,000 restricted shares (the "Shares") of Common Stock, based on a fair market value of $5.00, deliverable within 30 days of signing the Agreement. All of the Shares deliverable to the Shareholders are being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period ending on September 30, 2005; provided, that Smartime meets certain net income milestones during such period. If at the end of the second twelve month period ending on September 30, 2006, there is a shortfall in Smartime's net income, the Shareholders shall return to the Company Shares equivalent to the dollar amount of such shortfall divided by $5.00; and

         (ii) warrants to purchase up to 50,000 shares of Common Stock at an exercise price equal to the 5 day volume weighted average price of the Common Stock before the signing of the Agreement. The warrants are exercisable for a period of 3 years from the date of issuance.

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

4.       JOINT VENTURE OPERATIONS

The Company ceased its participation with International Elite Limited (IEL) in the joint venture company, PacificNet Communications Limited - Macao Commercial Offshore (the "Joint Venture"). Pursuant to the terms of the Equity Joint Venture Agreement, signed on December 21, 2002, the Company was required to obtain the requisite regulatory and shareholder approval to issue 34 million shares of the Company's common stock in connection with the Joint Venture transaction. The Company did not receive the necessary regulatory and shareholder approval to issue the shares. Since the Company was unable to obtain the appropriate approvals, the board of directors of the Company determined that it was in the best interest of the Company to terminate its interest in the Joint Venture. Since the Company did not obtain regulatory and shareholder approval of the joint venture transaction and the Company does not control the operating and financing decisions of the joint venture, the Company does not consolidate the assets, liabilities, revenues and expenses of the joint venture. The original 800,000 deposit shares held in escrow were canceled and returned to the Company's treasury. The termination agreement was signed on March 30, 2004. As such, the results of operations for the nine months ended September 30, 2003, do not include the activity for the joint venture as previously reported in its September 30, 2003 quarterly filing.

5.       STOCKHOLDERS' EQUITY

Common stock issued.

For the nine month period ended September 30, 2004, the Company issued (i) 1,300,000 shares with total consideration of $6,500,000 to acquire subsidiaries representing (a)100,000 deposit shares of common stock plus 400,000 shares as a result of achievement of certain earnings criteria to Epro; b) 350,000 deposit shares of common stock plus 450,000 shares as a result of achievement of certain earnings criteria to Linkhead; (ii) 617,285 shares with cash consideration of $3,000,000 pursuant to a private placement, including warrants to purchase up to an aggregate of 154,320 common shares of the Company issued to a group of institutional investors; (iii) 39,500 shares as a result of exercise of stock options with cash consideration of $74,000 and noncash consideration of $2,000;(iv) post-acquisition of share capital from subsidiaries of $564,000; and
(v)reduced by repurchase of 28,344 shares with cash consideration of $99,000 by the Company.

Common Stock Repurchase Program.
--------------------------------

The Company's Board of Directors has approved a Corporate Stock Repurchase Program to purchase up to US$800,000 worth of outstanding shares of its common stock in open market transactions, from time to time, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. The purpose of the repurchase program is to enhance shareholder value. During the nine months ended September 30, 2004, the Company repurchased 28,344 shares at an average price of $3.47 per share for approximately $99,000.

6.       STOCK-BASED COMPENSATION

Stock options.

During the three month period ended September 30, 2003,no stock options were granted.

During the three month period ended September 30, 2004, the Company granted 600,000 stock options to purchase the Company's common stock at $2.00 per share, which expire on June 23, 2006. No options were granted during the first and second quarters of 2004. During the three months period ended September 30, 2004, 400,000 stock options were canceled or forfeited, and no options were exercised. As of September 30, 2004, there were 1,086,100 stock options outstanding and 394,850 options exercisable. The weighted average exercise price of the options outstanding and exercisable is $2.05 and $2.08, respectively, and the weighted average remaining contractual life is 1.64 and 1.45 years, respectively.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under FASB No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at September 30:

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEP-         SEP-         SEP-         SEP-
                             TEMBER 30,   TEMBER 30,   TEMBER 30,   TEMBER 30,
                                2004         2003         2004         2003
                            -----------   ----------   ----------   ----------
Net profit (loss)
  As reported               $      136    $    (186)   $     328    $  (1,032)
  Stock-based employee
  compensation cost,
  net of tax                      (397)          --         (397)      (1,133)
                            -----------   ----------   ----------   ----------
  Pro forma                 $     (261)   $    (186)   $     (69)   $  (2,165)
                            ===========   ==========   ==========   ==========
Profit (loss) per share
Basic
  As reported               $     0.02    $   (0.03)   $    0.05    $   (0.20)
                            ===========   ==========   ==========   ==========
  Pro forma                 $    (0.04)   $   (0.03)   $   (0.01)   $   (0.42)
                            ===========   ==========   ==========   ==========

Diluted
  As reported               $     0.02    $   (0.03)   $    0.04    $   (0.20)
                            ===========   ==========   ==========   ==========
  Pro forma                 $    (0.03)   $   (0.03)   $   (0.01)   $   (0.42)
                            ===========   ==========   ==========   ==========

The fair value of options granted during the three months period ended September 30, 2004, was $1.89 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 57%, risk-free interest rate of 2.25%, and an expected life of 2 years.

The fair values of options granted during the three and nine months period ended September 30, 2003, were $1.62 and $2.04, respectively, and were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 266%, risk-free interest rate of 2.5%, and an expected life of 3 years.

Warrants.

During the three months period ended September 30, 2003, no warrants were granted to purchase the Company's common stock. 154,320 warrants were granted at $7.15 per share during the second quarter of 2004, and no warrants were exercised, canceled or forfeited. As of September 30, 2004, there were 954,320 warrants outstanding. The weighted average exercise price of the warrants outstanding is $2.43 and the weighted average remaining contractual life is 1.32 years.

7.       SEGMENT INFORMATION

The Company's reportable segments are operating units, which represent the operations of the Company's significant subsidiaries. The significant accounting policies of the Company's subsidiaries are the same as those of the Company. No information has been presented for the comparative prior period as the acquisitions of the Company's current significant subsidiaries had not occurred as of those dates. The operations for the nine months ended September 30, 2003 primarily represent the operations of our subsidiary PacificNet Solutions Limited. ("PacSo"), which specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant subsidiaries and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments (in thousands).

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2004    LINKHEAD     EPRO    YUESHEN   SMARTIME    OTHER     TOTAL
------------------------    --------     ----    -------   --------    -----     -----
Revenues                     $ 4,270   $ 6,706   $ 7,793   $   141    $   730    $19,640
Operating gain/(loss)        $ 1,133   $   729   $   100   $    14    $  (586)   $ 1,390
Total assets                 $ 3,252   $ 3,713   $   273   $ 1,032    $11,289    $19,559

FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2004    LINKHEAD     EPRO    YUESHEN   SMARTIME    OTHER     TOTAL
------------------------    --------     ----    -------   --------    -----     -----
Revenues                     $ 1,489   $ 2,404   $ 3,988   $   141    $    32    $ 8,054
Operating gain/(loss)        $   380   $   278   $    48   $    14    $  (173)   $   547
Total assets                 $ 3,252   $ 3,713   $   273   $ 1,032    $11,289    $19,559


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, income taxes, contingencies, and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

LONG-LIVED ASSETS

We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

COMPANY OVERVIEW.

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was incorporated in the state of Delaware in 1999. The Company is focused on providing value-added telecom services and products, customer relationship management (CRM) solutions, systems integration, network communications, information technology solutions and telecommunications in Asia. The Company's VAS includes operating call centers, providing telemarketing services, customer relationship management services (CRM), interactive voice response systems
(IVR), short messaging services (SMS), multimedia messaging services (MMS), voice over internet protocol (VoIP) services, mobile applications and calling cards. In addition, the Company sells and distributes telecom services. The Company intends to continue to grow by acquiring and managing growing technology and network communications businesses with established products and customers in Asia. The Company employs over 1,000 staff in various subsidiaries throughout Greater China.

The Company's goal is to take a leading role in providing value-added telecom services and products, information technology services and network communications in Asia and Greater China. The Company's business can be classified into the following operating units:

I. Beijing Linkhead Technologies Co., Limited ("Linkhead"), subsidiary, a private PRC company. Linkhead is a leading provider of VAS, IVR systems, mobile chatting, and voice-portal services in greater China. Linkhead is in the business of providing VAS, IVR system development and integration, voice internet portals, computer telephony integration
         (CTI), VoIP, internet and mobile application development and CRM services for China's telecom operators. Linkhead also provides telecom related management and consulting services, mobile consumer analytics, mobile data-mining, internet e-commerce and mobile commerce, mobile applications based on WAP, K-Java, BREW, EMS, SMS, MMS, outsourced software development, and other mobile VAS in greater China. Linkhead's major clients and profit-sharing partners include some of the leading telecom operators such as China Telecom (NYSE: CHA), China Mobile (NYSE: CHL), China Unicom (NYSE: CHU), UTStarcom (Nasdaq: UTSI). Linkhead is also channel partner, or a master reseller, of NMS Communications (Nasdaq: NMSS), a leading provider of communications technologies and solutions. Linkhead is headquartered in Beijing with sales offices in Shenzhen and Shanghai.

II. PacificNet Epro Telecom Holdings Limited ("Epro"), subsidiary, is one of the largest providers of value-added telecom services (VAS), interactive voice response (IVR), mobile chatting, and voice-portal services in Greater China with over 13 years of field experience and employs over 500 employees. Epro's ISO 9001 certified outsourcing contact center hosts over 1,000 call center seats and 600 agents, processes over 100,000 calls daily and provides 24x7x365 multi-lingual inbound and outbound services. Epro is in the business of providing VAS, such as call center services, CRM, mobile marketing and promotion services, call center training, management and consulting services, call center software, IVR systems, mobile payment and mobile point of sale (POS) solutions, internet e-commerce and mobile commerce, mobile applications based on SMS, MMS, outsourced telemarketing and customer support services, and other mobile VAS for Hong Kong and PRC's telecom operators, banks, insurance, and other financial services companies in China. Epro's clients include major telecom operators, banks, insurance and financial services companies in greater China, such as China Telecom (NYSE: CHA), China Unicom (NYSE: CHU), PCCW (NYSE: PCW), CSL, SmarTone Telecom, Sunday Communications (Nasdaq: SDAY), Hutchison Whampoa Limited (HKSE:0013.HK), Swire Coca-Cola, Samsung, Dun & Bradstreet, DBS, Dao Heng Insurance, Shenzhen Development Bank, Hong Kong Government Housing Authority and Hongkong Post.

III. Guangzhou YueShen TaiYang Technology Limited ("YueShen"), subsidiary, is a newly formed company incorporated in the People's Republic of China. YueShen is engaged in the business of distributing telecom services, including phone cards, mobile SIM cards, prepaid stored-value cards, re-chargeable phone cards, VoIP and IDD calling cards, internet access cards, and bundled cross-selling insurance cards, travel and hotel reservation cards, and customer loyalty membership cards in China. YueShen's clients include China Mobile(NYSE: CHL), China Unicom (NYSE: CHU), China Telecom (NYSE: CHA)and China Netcom.

IV. Smartime Holdings Limited, a subsidiary, is a company incorporated in Shenzhen, China ("Smartime").Smartime is engaged in the business of providing outsourcing services of software development, R&D, and project management to the financial and telecommunications services companies including Huawei, IBM, Bank of East Asia and employs over 200 staff in Hong Kong and Greater China.

V. Cheer Era Limited ("Cheer Era"), investee company, is a newly formed company incorporated in Hong Kong SAR. Cheer Era is engaged in designing, developing and manufacturing photo and video entertainment kiosks, digital camera photo development stations, multimedia messaging services (MMS) and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables. Cheer Era markets and distributes its multimedia communication stations around the world including the USA, Korea, China, India and SE Asia. Cheer Era is headquartered in Hong Kong with operations in China and the USA.

VI. PacificNet Communications Limited ("PacComm") and PacificNet Strategic Investment Holdings Limited ("PSI"), subsidiaries, are holding companies. In December 2003, PacComm and PSI completed agreements to acquire a 50% controlling interest in Epro and 51% of the shares of Linkhead, respectively. In April 2004, PSI completed agreements to acquire a 30% interest in Cheer Era and a 51% controlling interest in YueShen. In September 2004, PSI completed agreement to acquire a 81% controlling interest in Smartime.

VII. PacificNet Limited ("PNL") and PacificNet Solutions Limited ("PacSo"), subsidiaries, are distributors and resellers of telecommunication, networking and computer equipment, which complements our telecommunication services. They specialize in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of products and services includes smart card solutions, web based user applications and web based connections to remote or fixed database services, which are also referred to as backend enterprise planning systems.

VIII. PacificNet Tech (SZ) Limited ("SZ"), is a subsidiary located in Shenzhen. SZ was established to expand the Company's research, development, marketing and distribution opportunities in Greater China.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues for the three months ended September 30, 2004 were $8,054,000, an increase of $7,930,000 from $124,000 for the three months ended September 30, 2003. The significant increase in this quarter is mainly due to the recent acquisition of YueShen. YueShen contributes 50% of total revenues while the Company's other newly acquired subsidiaries, Epro, Linkhead and Smartime, in the aggregate contribute 50% of total revenues. These four subsidiaries make up in the aggregate 100% of the Company's total revenues.

COST OF REVENUES. Cost of revenues for the three months ended September 30, 2004 was $6,682,000, an increase of $6,587,000 from $95,000 for the three months ended September 30, 2003. This significant increase in cost of revenues is directly associated with the increase in revenues. Our four newly acquired subsidiaries generated in the aggregate, 100% of the total cost of revenues.

GROSS MARGIN AND GROSS MARGIN RATIO. Gross margin for the three months ended September 30, 2004 was $1,372,000, an increase of $1,343,000 from $29,000 for the three months ended September 30, 2003. Gross margin ratio for the three months ended September 30, 2004, comprised 17% of revenues compared to 23% for the same period in the prior year. The decrease in gross margin ratio in this quarter is mainly due to the low gross margin ratio, which is one of the characteristics of YueShen's calling card distribution business. We expect both our gross margin and gross margin ratio to increase gradually as a result of cost reduction and efficient utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $835,000 for the three months ended September 30, 2004, an increase of $562,000, from $273,000 for the three months ended September 30, 2003. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs, mainly attributable to the operations of Epro and Linkhead.

INTEREST INCOME. Interest income was $6,000 for the three months ended September 30, 2004, as compared to $8,000 for the three months ended September 30, 2003. The decrease is due to a lower average outstanding bank balance in 2004 than 2003.

EQUITY EARNINGS IN UNDISTRIBUTED EARNINGS OF INVESTEE COMPANY. The Company recorded $6,000 in equity earnings in its investee company for the three months period ended September 30, 2004 compared with nil for the same period in the prior year representing the Company's 30% ownership interest in its recent acquisition of Cheer Era Limited in April 2004.

INCOME TAXES. No tax provision has been recorded for the three months ended September 30, 2004, as a result of the cumulative operating losses generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTEREST. Minority interest for the three months ended September 30, 2004 totaled $411,000, which represents the Company's existing interest in its subsidiary PacSo of $(1,000), and its interest in newly acquired subsidiaries, Epro of $192,000, Linkhead of $189,000, YueShen of $23,000 and Smartime of $8,000 respectively, compared with $(4,000) for the same period in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES. Revenues for the nine months ended September 30, 2004 were $19,640,000, an increase of $19,296,000 from $344,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, revenues derived from the value-added telecom services rendered by the Company's newly acquired subsidiaries, YueShen, Epro, Linkhead and Smartime, in the aggregate, contributed to 96% of total revenues.

COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2004 was $15,724,000, an increase of $15,546,000 from $178,000 for the nine months ended September 30, 2003. This significant increase is directly associated with the increase in revenues. Our four newly acquired subsidiaries, in the aggregate, comprise 96% of total cost of revenues.

GROSS MARGIN AND GROSS MARGIN RATIO. Gross margin for the nine months ended September 30, 2004 was $3,916,000, an increase of $3,750,000 from $166,000 for the nine months ended September 30, 2003. Gross margin ratio for the nine months ended September 30, 2004 were comprised of 20% in revenues compared to 48% for the same period in the prior year. The significant decrease in gross margin ratio is attributable to the change in our mode of operations from systems integration and software application in 2003 to value-added telecom services and products providers in 2004. We expect both our gross margin and gross margin ratio to increase gradually as a result of cost reduction and efficient utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $2,487,000 for the nine months ended September 30, 2004, an increase of $1,474,000, from $1,013,000 for the nine months ended September 30, 2003. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs, mainly attributable to the operations of Epro and Linkhead.

INTEREST INCOME. Interest income was $16,000 for the nine months ended September 30, 2004, as compared to $23,000 for the nine months ended September 30, 2003. The decrease is due to a lower average outstanding bank balance in 2004 than 2003.

EQUITY EARNINGS IN UNDISTRIBUTED EARNINGS OF INVESTEE COMPANY. The Company recorded $23,000 in equity earnings in its investee company for the nine months period ended September 30, 2004 compared with nil for the same period in the prior year representing the Company's 30% ownership interest in its recent acquisition of Cheer Era Limited in April 2004.

INCOME TAXES. No tax provision has been recorded for the nine months ended September 30, 2004, as a result of the cumulative operating losses generated by the Company. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTEREST. Minority interest for the nine months ended September 30, 2004 totaled $1,062,000, which represents the Company's existing interest in its subsidiary PacSo of $(5,000), and its interest in newly acquired subsidiaries, Epro of $451,000, Linkhead of $560,000, YueShen of $48,000 and Smartime of $8,000 respectively, compared with $(25,000) for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. The Company's working capital increased to $4,490,000 at September 30, 2004 as compared to $1,442,000 at December 31, 2003. When compared to balances at December 31, 2003, the increase in working capital at September 30, 2004 reflects an increase in current assets of $3,865,000, primarily resulting from the Company's completion of a $3,000,000 private placement, and a decrease in current liabilities of $817,000.

NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $871,000 for the nine months ended September 30, 2004. Net cash used in operating activities in the nine months ended September 30, 2004 was primarily the result of a net profit of $328,000, increased by noncash items totaling $1,813,000 and decreased by changes in operating assets of $3,012,000.

NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2004 was $3,584,000 representing the increase in restricted cash-pledged bank deposits, acquisition of property and equipment, and subsidiary companies, interest in investee company, of $858,000, $1,039,000, $1,302,000 and $385,000, respectively. The additions to property and equipment were for the expansion of the CRM and call centre business in Hong Kong.

NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities for the nine months ended September 30, 2004 was $2,877,000 representing net proceeds from issuance of common stock of $2,813,000, net proceeds from post acquisition of share capital - subsidiaries of $564,000, net cash proceeds received from the exercise of stock options of $74,000 and advances under bank loans of $1,990,000, and reduced by repayments on debt of $2,465,000 and repurchase of treasury shares of $99,000.

ISSUANCE OF COMMON STOCK. For the nine month period ended September 30, 2004, we issued (i) 1,300,000 shares with total consideration of $6,500,000 to acquire subsidiaries (ii) 617,285 shares with cash consideration of $3,000,000 pursuant to a private placement, (iii) 39,500 shares as a result of exercise of share options with cash consideration of $74,000 and noncash consideration of $2,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)       None
b)       None

                                                                                (d) MAXIMUM
                                                                                 NUMBER (OR
                                                                                 APPROXIMATE
                                                                                DOLLAR VALUE)
                                                                                OF SHARES THAT
                                                         (c) TOTAL NUMBER OF      MAY YET BE
                     (a) TOTAL NUMBER   (b) AVERAGE      SHARES PURCHASED AS    PURCHASED UNDER
                          OF SHARES      PRICE PAID       PART OF PUBLICLY         THE PLANS
        PERIOD            PURCHASED       PER SHARE        OR PROGRAMS (1)        OR PROGRAMS
----------------------------------------------------------------------------------------------
July 1 - July 31           1,550           $   2.02              1,550              $701,650
----------------------------------------------------------------------------------------------
September 1 - September 30    10           $   3.02                 10              $701,609
----------------------------------------------------------------------------------------------
Total                      1,560           $   2.03              1,560              $701,609
----------------------------------------------------------------------------------------------

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

(a)      Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - On September 27, 2004, the Registrant filed a report on Form 8-K under item 8.01, Other Events.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PACIFICNET INC.

DATE: NOVEMBER 15, 2004                       /S/ TONY TONG
                                              -----------------------------
                                              TONY TONG
                                              CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

DATE: NOVEMBER 15, 2004                       /S/ WANG SHAO JIAN
                                              -----------------------------
                                              WANG SHAO JIAN
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)