Form 10KSB
period 2004-12-31
PACIFICNET INC
filed 2005-04-19
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

         UNIT 2710, HONG KONG PLAZA,                           N/A
     188 CONNAUGHT ROAD WEST, HONG KONG                     (Zip Code)
  (Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900

--------------------------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year: $29,708,000.The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2005 was approximately $53,481,896, based upon the closing sale price of $8.19 per share as reported by The Nasdaq Small Cap Market on such date. There were 9,791,583 shares of the Company's common stock outstanding on March 31, 2005.

Transitional Small Business Disclosure Format (check one): YES / /   NO /X/

DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

         PART I................................................................1

         1.   Description Of Business..........................................1

         2.   Description Of Property.........................................19

         3.   Legal Proceedings...............................................20

         4.   Submission Of Matters To A Vote Of Security Holders.............20

         PART II..............................................................21

         5.   Market For Common Equity And Related Stockholder Matters........21

         6.   Management's Discussion And Analysis Or Plan Of Operation.......22

         7.   Financial Statements............................................27

         8.   Changes In And Disagreements With Accountants On Accounting
              And Financial Disclosure........................................51

         8.a. Controls And Procedures.........................................51

         8.b. Other Information...............................................51

         PART III.............................................................52

         9.   Directors And Officers..........................................52

         10.  Executive Compensation..........................................55

         11.  Security Ownership Of Certain Beneficial Owners And Management..58

         12.  Certain Relationships And Related Transactions..................60

         13.  Exhibits And Reports On Form 8-K................................60

         14.  Principal Accountant Fees And Services..........................61

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         As used in this report, "we", "us," "our," "Company", "PacificNet" or "PACT" refers to PacificNet Inc., a Delaware corporation.


OVERVIEW

         We were incorporated in the state of Delaware in 1987. Our business consists of three groups, all of which operate within the outsourcing and telecommunications industries in Asia, primarily greater China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), Macau Special Administrative Region, and Taiwan. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS), and communication products distribution services. Our business process outsourcing (BPO) services, include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems, and VOIP, as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). Recently, we commenced our communication products distribution service, through wholesale and, to a lesser extent, retail sale and distribution of calling cards in China, and we have recently invested in a company that distributes multimedia interactive self-service kiosks. We intend to continue to grow our business by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

         Our business process outsourcing services generate revenues from call center services, call center management software sales, and training and consulting. We invoice our call center clients monthly at per seat monthly rates, a base price plus commission per call, or a per hour charge rate, depending on the customer's preference. Our call center software clients pay per license, for which there is usually a one-time charge on sale of the software and annual maintenance fees for service. We charge per project for our consulting and training services and for our telecom VAS, which are invoiced throughout the project. Our telecom VAS often includes a post-sale service contract for systems integration and consulting services for which we bill separately. Our calling card and related mobile telecom products are sold cash-on-delivery.

         Through our subsidiaries, we invest in and operate companies that provide outsourcing and value-added services(VAS) and solutions in China, such as call centers, telemarketing, customerrelationship management (CRM), business process outsourcing (BPO) and software development outsourcing, interactive voice response (IVR), mobile applications, and sales and distribution of telecom products and services. PacificNet's clients include the leading telecom operators, banks, insurance, travel, marketing, and service companies, as well as telecom consumers, in Greater China. Clients include China Telecom, China Netcom, China Mobile, China Unicom, PCCW, Hutchison Telecom, CSL, SmarTone, Sunday, Swire Travel, Coca-Cola, SONY, Samsung, TNT Express, Huawei, TCL, Dun & Bradstreet, American Express, Bank of China, DBS, Hong Kong Government, and Hongkong Post. PacificNet employs over 1000 staff in its various subsidiaries in China with offices in Hong Kong, Beijing, Shenzhen, Guangzhou, and Shandong.

         PacificNet's operations include the following three groups:

         (1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

         (2) Value-Added Telecom Services (VAS): including Interactive Voice Response (IVR), SMS and related VAS.

         (3) Communication Products Distribution Services: including calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service Kiosks.

CORPORATE STRUCTURE

         PacificNet conducts its business operations through the following subsidiaries:

PACIFICNET LIMITED

         PacificNet Limited is incorporated in Hong Kong as a wholly owned subsidiary of PacificNet Inc. Its primary purpose is to handle the general administrative operations of PacificNet in Hong Kong.

PACIFICNET COMMUNICATIONS LIMITED

         PacificNet Communications Limited (referred to herein as "PacCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in telecom related services in Hong Kong and Greater China.

PACIFICNET STRATEGIC INVESTMENT HOLDINGS LIMITED

         PacificNet Strategic Investment Holdings Limited (referred to herein as "PacInvest"), incorporated in the British Virgin Islands (BVI), is a wholly owned subsidiary of PacificNet that specializes in strategic investment, direct investment, mergers and acquisitions, joint venture development, and other financial and investment services in Hong Kong and Greater China. Its primary purpose is to help PacificNet identify strategic investment opportunities, process deal flow, conduct due diligence, negotiate terms and valuation, monitor investment performance and conduct synergy development, with a focus in China investment opportunities related to PacificNet's business.

PACIFICNET SOLUTIONS LIMITED

         PacificNet Solutions Ltd. (referred to herein as "PacSo"), incorporated in Hong Kong, is a subsidiary that specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of PacSo's products and services includes smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

PACIFICNET POWER LIMITED

         PacificNet Power Ltd. (referred to herein as "PacPower"), incorporated in Hong Kong, is a subsidiary that specializes in information technology (IT) solutions, systems integration, software application, energy saving and electric power management systems and solutions in Hong Kong and Greater China. PacificNet Power was registered in Hong Kong in January 2005 as a subsidiary of PacificNet Limited with 51% controlling ownership by PacificNet.

PACIFICNET TECHNOLOGY (SHENZHEN) LIMITED

         PacificNet Technology (Shenzhen) Limited (referred to herein as "PacSZ") is incorporated in PRC as a wholly owned foreign enterprise (WOFE) that is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is to act as a administrative support back-office, IT support and software development, to support PacificNet's operations in China, and to conduct the general administrative operations of PacificNet in China.

PACIFICNET EPRO HOLDINGS LIMITED (FORMERLY KNOWN AS: EPRO TELECOM HOLDINGS LIMITED)

         PacificNet Epro Holdings Limited (referred to herein as "Epro", formerly known as "Epro Telecom Holdings Limited"), a company incorporated in the Hong Kong Special Administrative Region of the PRC, is engaged in the business of providing value-added telecom services (VAS), call center and customer relationship management (CRM) services, mobile marketing and promotion services, call center training, management and consulting services, call center software, IVR systems, mobile payment and mobile point of sale (POS) solutions, internet e-commerce and mobile commerce, mobile applications based on short messaging services (SMS), multimedia messaging services (MMS), outsourced telemarketing and customer support services, and other mobile value-added services (VAS) for Hong Kong and PRC's telecom operators, banks, insurance, and other financial services companies in the PRC. Epro's clients include major telecom operators, banks, insurance and financial services companies in Greater China, such as China Telecom (NYSE: CHA), China Unicom (NYSE: CHU), PCCW (NYSE:
PCW), CSL, SmarTone Telecom, Sunday Communications (Nasdaq: SDAY), Hutchison Whampoa Limited (HKSE:0013.HK), Swire Coca-Cola, Samsung, Dun & Bradstreet, DBS, Dao Heng Insurance, Shenzhen Development Bank, Hong Kong Government Housing Authority and Hongkong Post.

BEIJING LINKHEAD TECHNOLOGIES COMPANY LIMITED

         Beijing Linkhead Technologies Company Limited, (referred to herein as "Linkhead") a PRC limited liability corporation, is engaged in the business of providing value-added services (VAS), interactive voice response (IVR) system development and integration, voice internet portals, computer telephony integration (CTI), VoIP, internet and mobile application development, telecom customer relationship management (CRM) services for China's telecom operators, telecom related management and consulting services, mobile consumer analytics, mobile data-mining, internet e-commerce and mobile commerce, mobile applications based on WAP, K-Java, BREW, EMS, short messaging services (SMS), multimedia messaging services (MMS), outsourced software development, and other mobile value-added services (VAS) in the PRC. Linkhead's major clients and profit-sharing partners include some of the leading telecom operators such as China Telecom, China Mobile, China Unicom. Linkhead is also channel partner, or a master reseller, of NMS Communications (Nasdaq: NMSS), a leading provider of communications technologies and solutions, which enables new enhanced services and efficient networks that help customers grow their profits and revenue.

GUANGZHOU YUESHEN TAIYANG TECHNOLOGY CO. LTD.

         Guangzhou YueShen TaiYang Technology Co. Ltd. (referred to herein as "YueShen"), a PRC registered sino-foreign equity joint venture, is a subsidiary of PacificNet. YueShen is a leading distributor of telecom services including phone cards, mobile SIM cards, prepaid stored-value cards, re-chargeable phone cards, VoIP and IDD calling cards, internet access cards, and bundled cross-selling insurance cards, travel and hotel reservation cards and customer loyalty membership cards in China. PacificNet YueShen is a leading top-level distributor for the major telecom operators in China, including China Mobile, China Unicom, China Telecom, China Netcom, China Railcom, etc.

SMARTIME HOLDINGS LIMITED / SOLUTECK TECHNOLOGY ( SHENZHEN ) CO. LTD.

         Smartime Holdings Limited (referred to herein as "Smartime") is an IT outsourcing company incorporated in Hong Kong that operates through its China subsidiary Soluteck Technology ( Shenzhen ) Co. Ltd. (aka Soluteck Shenzhen), which is a leading provider of outsourcing services including software development, R&D, and project management services in China. Smartime employs over 280 staff and provides outsourcing services to the leading telecom, banking and financial services companies in China, including Huawei, IBM, Bank of East Asia, etc. In December 2004, Smartime launched a new software development outsourcing center in Shenzhen, located in a Grade A office building, currently occupying two floors (total 26,000 square feet) with the capacity to expand to two additional floors. Each of the two floors will have the capacity to house about 200 employees. The new outsourcing development center will serve its existing clients, which includes some of the world's leading telecom and IT companies.

CHEER ERA LIMITED (DBA: VIDEO CLUB INTERNATIONAL)

         Cheer Era Limited (doing business as "Video Club International") is a leading designer, developer and manufacturer of multimedia entertainment and communication kiosk products including photo and video entertainment kiosks, digital camera photo development stations, multimedia messaging services (MMS) and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables. Cheer Era Limited markets and distributes its multimedia communication stations around the world including the USA, Korea, China, India and SE Asia. Cheer Era Limited is headquartered in Hong Kong with operations in China and the USA.

RECENT DEVELOPMENTS

         Recently, we expanded our operations by acquiring entities that operate as service providers in the wireless VAS & IVR industries, which have grown rapidly in China in recent years.

PACIFICNET CLICKOM LIMITED

         On December 16, 2004, we entered into an agreement to acquire a controlling interest in Guangzhou Dianxun Digital Network Technology Co., Ltd ("Clickcom-WOFE") through the purchase of a 51% interest of Clickcom-WOFE's parent company, PacificNet Clickcom Limited, a British Virgin Islands Company ("Clickcom-BVI") from three shareholders, Mr. Jinnan Lai, Mr. Ming Zhang and Mr. Dong Liu who are majority shareholders of GuangZhou DianXun Company Limited ("Dianxun-DE"), a PRC registered Domestic Enterprise (DE) either. The acquisition was completed on March 28, 2005 upon receipt of the required business license and approval from the local government.

GUANGZHOU 3G INFORMATION TECHNOLOGY CO. LTD.

         On March 30, 2005 we entered into an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), a PRC registered wholly owned foreign enterprise (WOFE), through the purchase of a 51% interest of Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited, a British Virgin Islands Company ("Guangzhou3G-BVI") from three shareholders, ASIAFAME INTERNATIONAL LIMITED, STARGAIN INTERNATIONAL LIMITED, and TRILOGIC INVESTMENTS LIMITED. All of above three shareholders are incorporated in BVI. Guangzhou3G-WOFE conducts it VAS operations with Guangzhou Sunroom Information Industrial Co., Ltd.("Sunroom-DE"), a PRC registered Domestic Enterprise (DE), through a series of contractual agreements.

BUSINESS OPERATIONS OF CLICKCOM-WOFE AND GUANGZHOU3G-WOFE

         Clickcom-WOFE and Guangzhou3G-WOFE's operations are conducted through a series of contractual arrangements with their affiliated PRC incorporated Domestic Enterprise (DE) value added service (VAS) providers Dianxun-DE and Sunroom-DE, respectively, and their respective shareholders. We do not have any ownership interests in Dianxun-DE or Sunroom-DE.

WIRELESS DATA SERVICES

         Dianxun-DE and Sunroom-DE have established cooperation arrangements with mobile telecommunications operators, mobile phone producers and other wireless data service providers in the wireless value-added services business. They provide wireless data services through China Mobile's Monternet and China Unicom's UNI-Info platforms pursuant to revenue sharing agreements that they have entered into with these mobile telecommunications operators. These services include color ring back tone (CRBT) services, background music
(BGM) services, VICQ mobile instant messaging services, sports and soccer news, weather forecasts, stock prices, jokes, short stories, dramas, songs and mobile karaoke, mobile TV, games, entertainment.

         China Mobile and China Unicom control the two mobile telecommunications networks through which all wireless data services are currently provided to mobile phone users in China. Close working relationships with China Mobile and China Unicom are critical to the operation and continued development of wireless data services business. See "Risk Factors -- Risks Relating to Our Business -- A substantial portion of Dianxun-DE and Sunroom-DE's business depends on mobile telecommunications operators in China, and any loss or deterioration of such relationship may result in severe disruptions to there business operations and the loss of a significant portion of our revenues." As of the end of 2004, Dianxun-DE and Sunroom-DE had entered into approximately 25 cooperation and revenue sharing agreements with various provincial subsidiaries of China Mobile, as well as China Unicom, to provide wireless data services to mobile phone users, to research and develop new wireless data technologies and to promote the use of wireless data services in China.

WIRELESS INTERACTIVE VOICE RESPONSE (IVR) SERVICES

         In May 2003, China Mobile launched its wireless IVR services nationwide. Mobile phone users access Sunroom-DE's wireless IVR services through China Mobile's network. Sunroom-DE's wireless IVR services include weather forecasts, stock prices, jokes, short stories, dramas, songs and other entertainment topics, as well as community-oriented services, such as chat and dating services.

         We believe that demand for wireless IVR services in China, like demand for other wireless value-added services, has been driven by the rapid increase in mobile phone ownership, the rise in average income and the emergence of a youth culture that rapidly adopts new modes of affordable entertainment.

VALUE-ADDED SERVICES - FEES AND REVENUE SHARING

         Dianxun-DE and Sunroom-DE established the fees for data services in consultation with telecommunications operators in China. They share the revenue from these fees with the telecommunications operators, content providers and mobile phone producers. They also pay a transmission fee to the appropriate telecommunications operator with respect to messages that they send through its value-added services platform.

         The mobile telecommunications operators establish standards within which wireless data services providers are able to set the fees for their services. These standards are filed with the MII by the mobile telecommunications operators. In accordance with these standards, they charge the users content fees on either a per message or a monthly subscription basis. Both per message and monthly subscription content fees vary for the different wireless data products and services.

REVENUES FROM WIRELESS DATA AND IVR SERVICES

         We generate revenues from fees received pursuant to technical and consulting services agreements entered into between Dianxun-DE and Sunroom-DE and our PRC WOFE subsidiaries Clickcom-WOFE and Guangzhou3G-WOFE. Under the agreements, PacificNet's WOFE subsidiaries Clickcom-WOFE and Guangzhou3G-WOFE are entitled to receive service fees equal to substantially all of the net income of Dianxun-DE and Sunroom-DE. Payment of the service fees has been secured through a share pledge agreement with the shareholders of Dianxun-DE and Sunroom-DE, whereby they pledged all of their shares to Clickcom-WOFE and Guangzhou3G-WOFE.

         In addition, each of the shareholders has granted to PacificNet's President a power of attorney, which gives him the full power and authority to exercise all of the shareholder's rights of the shareholders of Dianxun-DE and Sunroom-DE.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         PRC laws and regulations restrict foreign ownership of companies that provide value-added telecommunications services and Internet content services in China. As a result, we conduct substantially all of our operations through Clickcom-WOFE and Guangzhou3G-WOFE by allowing them to enter into a series of contractual arrangements with Dianxun-DE and Sunroom-DE and their respective shareholders, pursuant to which we guarantee any obligations undertaken by these companies under their contractual arrangements with third parties, and we are entitled to receive service fees in an amount equal to 51% of the net income of these companies. Accordingly, we bear the risks of, and enjoy the rewards associated with, the investments in Clickcom-WOFE and Guangzhou3G-WOFE. As a result, we have determined that under US GAAP we are the primary beneficiary of Clickcom-WOFE and Guangzhou3G-WOFE and we consolidate the financial statements of these companies when preparing our consolidated financial statements.

         In the opinion of our internal PRC legal counsel, the ownership structures of, and contractual agreements among, certain of our wholly-owned subsidiaries and Dianxun-DE, and Sunroom-DE and their shareholders, and the businesses and operations of our wholly-owned subsidiaries and Dianxun-DE, and Sunroom-DE described in this Annual Report, are in compliance with all existing PRC laws, rules and regulations and are fully enforceable in accordance with their terms and conditions. In addition, our internal PRC legal counsel is of the opinion that no consent, approval or license, other than those already obtained, is required under any of the existing PRC laws, rules and regulations for the effectiveness and enforceability of the ownership structures, contractual agreements and businesses and operations of our subsidiaries and those companies. However, there are substantial uncertainties regarding the interpretation and implementation of current PRC laws and regulations. See "Risk Factors -- Risks Relating to Our Business".

PRODUCTS AND SERVICES OFFERED

         Our goal is to take a leading role in providing information technology services and network communications, which are rapidly expanding business sectors in Asia. The services offered by each of our subsidiaries can be classified within one of the following three business groups:

1.  OUTSOURCING SERVICES

         Business Process Outsourcing (BPO). Our call center offers 24 hour staff-answering and automatic-answering service hotlines in our service areas, handling customer enquiries regarding services, billing, and technical support, as well as customer complaints. We offer services targeted at high-value and corporate customers, including dedicated account executives, on-site visits, and systems for collecting comments and handling complaints.

        o We acquired Epro in December 2003. Epro is a leading provider of outsourced call-center services with over 13 years of field experience in greater China. Epro's business consists of the following three major categories:

          (1) OUTSOURCED CALL CENTER SERVICES. Epro's ISO 9001 certified outsourcing contact center hosts over 1,000 workstations and 500 agents, processing over 100,000 calls daily and provides multi-lingual inbound and outbound CRM services. The call center is the largest outsourced call center in Hong Kong. Epro permits its clients to recruit and hire their own personnel to work in its call center, for whom Epro provides managerial services, call center seats, and equipment. Our inbound call center services include sales inquiry hotline, telephone orders, technical helpdesk, and customer service. Certain of our clients also engage us to provide telemarketing and telesales for their products and for promotions, to conduct market surveys, and to provide administrative process, such as appointment setting.

          (2) TRAINING AND CONSULTING SERVICES. The Epro Call Center Training Institute (ECCTI) is a leading provider of Contact Center Management Consulting and Training services, which helps clients to maximize the return on investment of their CRM operations. Through ECCTI, we provide on-site training and consulting services, and we offer courses and seminars for call center managers and professionals, sales representatives, customer service representatives and telemarketing service representatives and in-house trainers.

          (3) CALL CENTER MANAGEMENT SOFTWARE PRODUCTS AND SOLUTIONS. WISE-xb Call Center agent performance management and reporting software is Epro's proprietary call center management software. Wise-xb has been installed in over 60 customer sites in the PRC. Epro's products also include Automatic Call Distribution (ACD) System, Unified Messaging System (UMS), SMS, and VAS.

         INFORMATION TECHNOLOGY OUTSOURCING (ITO). In September 2004, we acquired Smartime Holdings Limited (Smartime). Through Soluteck Technology (Shenzhen) Company Limited, its operating subsidiary in Shenzhen, China, Smartime employs about 285 staff and provides outsourced consulting services and programming services, including software development, R&D, and project management to leading telecom, banking and financial services companies including Huawei, IBM, Bank of East Asia and others.

2.  VALUE-ADDED TELECOM SERVICES (VAS)

         o In December 2003, we acquired 51% of the shares of a private mainland China company, Beijing Linkhead Technologies Co., Limited (Linkhead). Linkhead is a value-added reseller and provider of VAS, such as IVR system development and integration, SMS, and voice-portal services. Linkhead is also a channel partner, or a master reseller, of NMS Communications system hardware, a leading provider of communications technologies. Linkhead also acts as a mobile phone systems integrator for service providers in China, providing the hardware, know-how, and software for mobile phone VAS, such as mobile chat, mobile karaoke, and color ring back tone. The service providers ultimately provide the Linkhead systems to telecom operators, such as China Unicom and China Netcom.

         o In December 2004, we entered into an agreement to acquire a controlling interest in Guangzhou Dianxun Digital Network Technology Co., Ltd.(Clickcom-WOFE)through the Purchase of a 51% interest of Clickcom-WOFE's parent company, . PacificNet Clickcom Limited. The acquisition was completed on March 28, 2005 upon receipt of the required business license and approval from the local government. Through Clickcom-WOFE and its affiliated company Dianxun-DE we can offer, directly to China's telecom operators, a wide variety of wireless internet services for mobile phones, such as SMS, Wireless Application Protocol, or WAP, which allows users to access information instantly via handheld wireless devices, and Java mobile applications. The acquisition of Clickcom-WOFE is our first step in entering the VAS service provider market in which we will be able to design our own mobile phone VAS for distribution directly to telecom operators.

         o PacificNet Solutions Ltd. (PacSo), is a subsidiary that specializes in systems integration, software application, and on-line business solution services in greater China. PacSo's products and services include smart card solutions, web-based user applications, including kiosks and IVR, and web based connections to remote or fixed database servers, which are also referred to as back-end enterprise planning systems.

3.  COMMUNICATION PRODUCTS DISTRIBUTION

         o In April 2004, we acquired a 51% controlling interest in Guangzhou Yueshen TaiYang Technology Limited (Yueshen). Yueshen distributes telecom services for mobile phones, such as calling cards, mobile SIM cards, prepaid stored-value cards, wireless broadband and internet services for mobile phones. There are approximately 268.7 million people with mobile phones in China. Because so few people subscribe to service plans, the mobile calling card business has become very popular. We sell calling cards wholesale to distributors who in turn sell to retail shops, such as newsstands. We have entered the retail calling card market and have established nine retail stores in the Guangzhou Metro. Yueshen is the designated distributor of China Netcom's XiaoLingTone/PHS mobile phone products, prepaid calling cards, wireless broadband and internet services.

o Also in April 2004, we acquired a 30% interest in Cheer Era Limited (Cheer Era) with an option to acquire an additional 21% after one year. Cheer Era is engaged in the business of designing, developing, and manufacturing interactive multimedia entertainment and communication kiosk products, including photo and video entertainment kiosks, digital camera photo development stations, internet, MMS, ring-tone and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables. These kiosks have been marketed and sold to restaurants, gaming facilities and amusement parks in the USA, Korea, China, India, and Southeast Asia. We sell the kiosks to channel operators who pay a placement fee or rental fee for the kiosks.

PRINCIPAL CUSTOMERS

         Our principal customers in each of our business groups are located in Hong Kong, mainland China and other regions of Asia. Our key clients consist of leading telecom operators, banks, insurance, travel, marketing, government, services companies and telecom consumers.

1.  OUTSOURCING SERVICES (INCLUDING BPO, ITO, CALL CENTER SERVICES) CUSTOMERS

The following is a brief description of some of the Company's customers in the outsourcing services group:

* Hutchison Telecom

Hutchison Telecom, a subsidiary of Hutchison Whampoa Ltd (HWL, www.hutchison-whampoa.com) (HKSE:0013.HK), is one of the world's leading owners and operators of telecommunications, offering a wide range of communication services in Hong Kong and around the globe including mobile telephony (voice and multimedia), paging, trunked radio, fixed-line services, Internet services, fibre optic broadband networks and radio broadcasting.

* PCCW

PCCW Limited is a leading telecommunications carrier and service provider in Hong Kong.

* SUNDAY Communications Limited

SUNDAY Communications Limited is one of the six mobile operators in Hong Kong, and was granted a mobile carrier license in Hong Kong to construct and operate a 3G network. In addition, SUNDAY offers its mobile subscribers basic airtime services, value-added services, enhanced services, short messaging services, wireless data services, roaming services and international long distance calling services, and sells accessories.

* Bank of China Group Insurance Company (BOCGI)

Bank of China Group Insurance Company Ltd. (http://www.bocgroup.com/bocg-ins/) was incorporated in Hong Kong in 1992 and has developed its business mainly on general insurance. BOCGI was awarded 5 years consecutive number 1 rankings in general insurance in Hong Kong. BOCGI owns 6 branches and one wholly-owned subsidiary life insurance company (Bank of China Group Life Assurance Company Ltd.) in Hong Kong and Mainland China.

* American Express Bank (Hong Kong)

American Express Bank (Hong Kong) is a diversified worldwide travel, financial and network services company founded in 1850. It is a world leader in charge and credit cards, Travelers Cheques, financial planning, business services, insurance and international banking.

* ACNielsen (China) Ltd.

ACNielsen is the world's leading provider of market research, information and analysis to the consumer products and services industries, as well as to government and social services. More than 9,000 clients in over 100 countries rely on ACNielsen's dedicated professionals to measure competitive marketplace dynamics, to understand consumer attitudes and behaviour, and to develop advanced analytical insights that generate increased sales and profits. ACNielsen provides four principal market research services: Retail measurement, Consumer panel research, Customized research and Media measurement. In addition, ACNielsen markets a broad range of advanced software and modeling and analytical services. These products help clients integrate large volumes of information, evaluate it, make judgment about their growth opportunities and plan future marketing and sales campaigns.

* SWIRE TRAVEL

Swire Travel is a travel management company with over half a century of experience servicing Hong Kong's most elite companies. Swire Travel's main expertise is the management of corporate travel in which a wide range of services is available to meet the needs of its business clients.

* SONY (SO-NET)

So-net, Hong Kong, a wholly-owned subsidiary of Sony Corporation of Hong Kong Limited. So-net was granted a sub-license from Sony Communication Network Corporation (SCN) to create a broadband service under the So-net brand. Since its establishment in 1996, So-net has become the third largest Internet Service Provider in Japan with a subscriber base of 1.7 million. Sony is a leading manufacturer of audio, video, game, communications and information technology products for the consumer and professional markets. Sony is one of the leading multi-national corporations in Asia, with 38 companies spanning 15 countries and supported by a family of over 40,000 employees. So-net HK, a wholly owned subsidiary of Sony Corporation of Hong Kong Limited, was launched in July, 2001 as Sony's first internet venture outside of Japan. Sony's web sites: www.so-net.com.hk and www.sony.com.hk.

* Samsung Electronics

Samsung Electronics has currently positioned into four main business units, Home Network, Office Network, Mobile Network, and core component Businesses, producing the world's most innovative 21st century digital components that everyone will recognize as the best in the world. Samsung Electronics considers the whole world as a customer base. With 25 worldwide production bases and 59 sales subsidiaries in 46 countries, the company can be contacted globally. Samsung Electronics is definitely not satisfied with simply producing and selling products. They are doing our best as an international corporate citizen by transferring technology and know-how to seven operations overseas, providing stable employment and increasing the number of parts produced locally.

* TCL

TCL Corporation (www.TCL.com) is the leading consumer electronics brand in China that runs its business from multimedia to mobile phones, from personal computers to home appliances, from electric lighting to digital products. TCL is one of China's fastest growing companies with international presence. TCL has several companies listed in Shenzhen and Hong Kong Stock Exchange: TCL Corporation (Shenzhen:000100.SZ) , TCL International (HKSE:1070.HK), and TCL Communication (HKSE:2618.HK ).

* Hong Kong Government - Hong Kong Housing Authority

The Hong Kong Housing Authority (HA) was established as a statutory body in April 1973 under Hong Kong's Housing Ordinance. Within the Government's overall housing policy framework, the HA determines and implements public housing programs. Apart from planning and building public housing, it manages public rental housing estates, interim housing estates, transit centers, flatted factories and ancillary commercial and non-domestic facilities such as shopping centers, market stalls and car parks. In addition, it acts as the Government's agent for clearing land, preventing squatting and implementing improvements in squatter areas.


2.  VALUE ADDED TELECOM SERVICES (VAS) CUSTOMERS

* China Telecom

China Telecom is the largest fixed service telecommunications provider in China, which includes data, Internet, and the XiaoLingTong PAS wireless system. XiaoLingTong (also known as "Little Smart", PAS "Personal Access System", or PHS "Personal Handyphone System"), operated by China Telecom, is built into existing fixed-line networks and lures users with low per minute rates, one-way charges and cheap monthly fees. It acts like a mobile phone but only good within the local metropolitan area.

* China Netcom

China Netcom (NYSE:CN) (www.chinanetcom.com.cn), is one of the four major telecom carriers in China, which includes fixed line, data, Internet, and the XiaoLingTong wireless system.

*  China Mobile

China Mobile (NYSE:CHL) is the largest mobile operator in China.

* China Unicom

China Unicom (www.ChinaUnicom.com.cn) is one of the major mobile operators in China operating both GSM and CDMA mobile networks, long-distance call, local call, data communication including Internet service and IP phone, value-added telecom service, wireless paging and a variety of relevant services.


3.  COMMUNICATION PRODUCTS DISTRIBUTION CUSTOMERS

* China Telecom, China Netcom, China Mobile and China Unicom are our primary customers.

SALES AND MARKETING

         We do not engage in any significant marketing activities. We advertise our services by attending various CRM and VAS trade shows and conferences in China. There are a limited number of competitors in our industry; accordingly, new business opportunities are generated mainly through business contacts and by word of mouth. We rely on our reputation for quality and efficiency among our customers and leveraging our strategic investors to obtain new business.

COMPETITION

         We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities and large independent firms. A number of competitors have or may develop greater capabilities and resources than ours. We face the risk that new competitors with greater resources than ours will enter our market. Our competitors are mainly leaders in the CRM and VAS markets. Competitive pressures from current or future competitors could cause our services to lose market acceptance or require a significant reduction in the price of our services.

EMPLOYEES

         As of December 31, 2004, together with our subsidiaries, we had approximately 1,000 employees and contractors. We have not experienced any labor stoppages. None of our employees are covered by collective bargaining agreements. The breakdown of number of employees for each of the business units of the Company is as follows:


COMPANY AND SUBSIDIARIES                                             NUMBER OF
                                                                     EMPLOYEES
------------------------------------------------------------------- ------------

PacificNet Inc.                                                           5
PacificNet Limited                                                       20
PacificNet Solutions Ltd.                                                 2
Epro Telecom Holdings Limited                                           600
Beijing Linkhead Technologies Company Limited                            32
Guangzhou Yueshen TaiYang Technology Limited                             33
Smartime / Soluteck Technology (Shenzhen) Company Limited               285
Cheer Era Limited                                                        10
                                                                    ------------
TOTAL                                                                   987
                                                                    ============

RESEARCH AND DEVELOPMENT

         We place great emphasis on the continued enhancement of our existing products and solutions, including designing, developing and supporting a portfolio of converged voice and data enhanced services, products and solutions to help wireless, wire-line and Internet service providers offer unprecedented access to communications, information and commerce. We have ongoing research and development activities with respect to the following products and solutions:

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

         o    voice mail systems; and

         o    color ringback tone systems; and

         o    value-added services for mobile users;

EXECUTIVE OFFICES

         Our executive offices are located in Hong Kong and Minneapolis, USA at the following addresses:

         o PacificNet Limited, 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. Tel: 011-852-2876-2900, Fax:
              011-852-27930689, E-mail: HKOffice@PAcificNet.com

         O PacificNet Inc., 860 Blue Gentian Road, Suite 360, Eagan, MN 55121-1575 USA Tel: 1-651-209-3100, Fax: 1-651-209-3103,
              E-mail: IR@PAcificNet.com

We maintain a website at www.PacificNet.com

RISK FACTORS

         Investing in our securities involves a great deal of risk. You should carefully consider the following factors as well as other information included in this prospectus before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct a majority of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

         THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY. We were founded and commenced operations in December 1994, and we were incorporated in July 1999. Our operating history may be insufficient for you to evaluate our business and future prospects. Although, since inception, our revenues have grown rapidly through acquisition, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

         o implement our business model and strategy and adapt and modify them as needed;

         o increase awareness of our brands, protect our reputation and develop customer loyalty;

         o manage our expanding operations and service offerings, including the integration of any future acquisitions;

         o    maintain adequate control of our expenses; and

         o anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND SUCH ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION. Our growth strategy is to acquire companies, and identify and acquire assets and technologies from businesses in greater China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. We may be unable to successfully identify or acquire such companies on favorable terms. Furthermore, any acquisitions we pursue may be subject to approval by the relevant Chinese government authorities, which approval we may not obtain. Even if we are able to identify an acquisition or joint venture candidate, the resources expended may be significant. Any future acquisitions will be subject to a number of challenges, including:

         o the diversion of management time and resources and the potential disruption of our ongoing business;

         o difficulties in maintaining uniform standards, controls, procedures and policies; and

         o    potential unknown liabilities associated with acquired businesses.

         During the fiscal year ended December 31, 2004, we acquired a controlling interest in Smartime Holdings Limited (Smartime), and GuangZhou Dianxun Digital Network Technology Co., Ltd.(Clickcom-WOFE), and entered an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ( "Guangzhou3G-WOFE"). We expect that acquisitions will strengthen our position as a provider of outsourced call center, VAS and communication products in Asia. However, we may not achieve the anticipated benefits of these acquisitions.

OUR COMMUNICATION PRODUCTS ARE PROVIDED CASH-ON-DELIVERY, WHICH LEAVES US VULNERABLE TO THEFT AND EMPLOYEE EMBEZZLEMENT. The purchase of calling cards, SIM cards and other mobile phone products are made with cash. Although there is a low risk that clients will not pay for these services when delivered, our retail stores maintain large sums of money which might make them robbery targets. We also face the risk that employees who collect the cash and others who may be aware that cash is available at these sites might embezzle the money. Theft or embezzlement could have a material adverse effect on the revenues generated and the financial condition of our business operations.

WE INTEND TO OPERATE EACH OF OUR ACQUIRED BUSINESSES ON A STANDALONE BASIS. We do not intend to integrate the information or communications systems, management, or other aspects of the businesses we acquire. If we integrated the businesses, we might be able to reduce expenses by eliminating duplicative personnel, facilities, or technology and other costs. In addition, facilities and technology integration might make inter-company communications and transactions more efficient. By declining to integrate the acquired businesses, we might forego opportunities to operate more profitably. Furthermore, our decision not to integrate these businesses might result in difficulties in evaluating the effectiveness of our internal control over financial reporting, which could complicate compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

BECAUSE WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH MANAGEMENT OF THE ACQUIRED COMPANIES, OUR BUSINESS OPERATIONS MIGHT BE INTERRUPTED IF THEY WERE TO RESIGN AND SEEK EMPLOYMENT WITH COMPETITORS. As part of our acquisition strategy we do not use our own employees or members of our management team to operate the acquired companies. Key management at these companies have been in place for several years and have established solid relationships with their customers. Competition in our industry for executive-level personnel is strong and we can make no assurance that we will be able to hire, motivate and retain highly effective executive employees. Although we provide incentives to management to stay with the acquired business, we have not entered into employment agreements with them. If such key persons were to resign we might face impairment of relationships with remaining employees or customers, which might result in further resignation by employees, which would adversely affect our ability to provide services, and might cause long-term clients to terminate their relationship with us, which could have an adverse effect on our business operations and revenues. Furthermore, non-competition and confidentiality agreements are hard to enforce in China. Due to the limited enforceability of these types of agreements, we face the risk that employees of the acquired subsidiaries might divulge our software and other protected intellectual property secrets to competitors.

OUR CUSTOMERS ARE CONCENTRATED IN A LIMITED NUMBER OF INDUSTRIES. Our clients are concentrated primarily in the telecommunications, telemarketing and technology industries, and to a lesser extent, the insurance and financial services industries, where the current trend is to outsource certain CRM and VAS. Our ability to generate revenue depends on the demand for our services in these industries. An economic downturn, or a slowdown or reversal of the tendency in any of these industries to rely on outsourcing could have a material adverse effect on our business, results of operations or financial condition.

THE MARKET IN WHICH WE COMPETE IS HIGHLY COMPETITIVE AND FRAGMENTED AND WE MAY NOT BE ABLE TO MAINTAIN MARKET SHARE. We expect competition to persist and intensify in the future. Our competitors are mainly leaders in the CRM services market, such as PCCW Teleservices (Hong Kong) Limited, China Motion Telecom International Limited, and Teletech (Hong Kong) Limited. Our competitors also include small firms offering specific applications, divisions of large entities and other large independent firms. We face the risk that new competitors with greater resources than ours will enter our market. Furthermore, increasing competition among telecom companies in greater China has led to a reduction in telecommunication services fees that can be charged by such companies. If a reduction in telecommunication services fees negatively impacts revenues generated by our clients, they may require us to reduce the price of our services, or seek competitors of ours that charge less. If we must significantly reduce the price of our services, the decrease in revenues could adversely affect our profitability.

KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS. Tony Tong, our Chairman and Chief Executive Officer, and Victor Tong, our President, are essential to our ability to continue to grow through acquisitions. Messrs. Tong and Tong have established relationships within our industry. Their business contacts have been critical in identifying, and negotiating with, acquisition candidates. If either of them were to leave our employ, our growth strategy might be hindered, which could limit our ability to increase revenues.

THE ESTABLISHMENT AND EXPANSION OF INTERNATIONAL OPERATIONS REQUIRES SIGNIFICANT MANAGEMENT ATTENTION. All of our current, as well as any anticipated future revenues, are or are expected to be derived from Asia. Our international operations are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

         o legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;

         o longer customer payment cycles and greater difficulties in collecting accounts receivable;

         o uncertainties of laws and enforcement relating to the protection of intellectual property; and

         o    potentially uncertain or adverse tax consequences.

OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FINANCING. Since inception our investments and operations primarily have been financed through sales of our common stock. During the fiscal year ended December 31, 2004, we completed two private placements of our common stock in which we received approximately $9,300,000 of gross proceeds. In the future we may need to raise additional funds through public or private financing, which may include the sale of equity securities, including securities convertible into our common stock. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business growth strategy may slow, which could severely limit our ability to increase revenue.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES AND WE STILL MAY FAIL TO COMPLY. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by
Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have only recently begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

FLUCTUATIONS IN THE VALUE OF THE HONG KONG DOLLAR OR RMB RELATIVE TO FOREIGN CURRENCIES COULD AFFECT OUR OPERATING RESULTS. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of Hong Kong dollars and Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As our operations are primarily in Asia, any significant revaluation of Hong Kong dollars or the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Hong Kong dollars or Chinese Renminbi for our operations, appreciation of either currency against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Hong Kong dollars or Chinese Renminbi into U.S. dollars for other business purposes and the U.S. dollar appreciates against either currency, the U.S. dollar equivalent of the respective currency we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our international operations.

WE HAVE NEVER PAID CASH DIVIDENDS AND ARE NOT LIKELY TO DO SO IN THE FORESEEABLE FUTURE. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

OUR STRATEGY OF ACQUIRING COMPLEMENTARY ASSETS, TECHNOLOGIES AND BUSINESSES MAY FAIL AND MAY RESULT IN EQUITY OR EARNINGS DILUTION. As a component of our growth strategy, we have acquired and in the future intend to actively identify and acquire assets, technologies and businesses that are complementary to our existing portal business. Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. Moreover, the resources expended in identifying and consummating acquisitions may be significant. Furthermore, any acquisitions we decide to pursue may be subject to the approval of the relevant PRC governmental authorities, as well as any applicable PRC rules and regulations.

There are risks involved in these activities, including but not limited to:

         o the possibility that PacificNet pays more than the value it derives from the acquisition;
         o the difficulty of integrating the products, operations and personnel of the acquired businesses;
         o the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;
         o difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

         o the difficulty of retaining key alliances on attractive terms with partners and suppliers;
         o the difficulty of retaining and recruiting key personnel and maintaining employee morale;
         o the potential product liability associated with selling the acquired company's products;
         o the potential disruption of PacificNet's ongoing business and the distraction of management from PacificNet's business; and
         o the potential write-down of impaired goodwill and intangible and other assets. PacificNet recorded approximately $8.88 million of goodwill as a result of several acquisitions that will not be amortized in the ordinary course of business. To the extent that the business acquired in these transactions do not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.

These factors could have a material adverse effect on PacificNet's business, results of operations or financial position, especially in the case of a large acquisition.

RISKS ASSOCIATED WITH DOING BUSINESS IN GREATER CHINA

There are substantial risks associated with doing business in greater China, as set forth in the following risk factors.

OUR OPERATIONS AND ASSETS IN GREATER CHINA ARE SUBJECT TO SIGNIFICANT POLITICAL AND ECONOMIC UNCERTAINTIES.

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

WE ARE REQUIRED TO OBTAIN LICENSES TO EXPAND OUR BUSINESS INTO MAINLAND CHINA.

Our activities must be reviewed and approved by various national and local agencies of the Chinese government before they will issue business licenses to us. There can be no assurance that the current Chinese government, or successors, will continue to approve and renew our licenses. If we are unable to obtain licenses or renewals we will not be able to continue our business operations in mainland China which would have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE LIMITED LEGAL RECOURSE UNDER CHINESE LAW IF DISPUTES ARISE UNDER OUR CONTRACTS WITH THIRD PARTIES.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

WE MUST COMPLY WITH THE FOREIGN CORRUPT PRACTICES ACT.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

A SUBSTANTIAL PORTION OF OUR BUSINESS DEPENDS ON MOBILE TELECOMMUNICATIONS OPERATORS IN CHINA, AND ANY LOSS OR DETERIORATION OF SUCH RELATIONSHIPS MAY RESULT IN SEVERE DISRUPTIONS TO OUR BUSINESS OPERATIONS AND THE LOSS OF A SIGNIFICANT PORTION OF OUR REVENUES.

We rely entirely on the networks and gateways of China Mobile and China Unicom to provide our wireless value-added services. Thus, we face certain risks in conducting our wireless value-added services business, such as the following:

         o China Mobile and China Unicom currently are the only mobile telecommunications operators in China that have platforms for wireless value-added services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with us, we will not be able to conduct our existing wireless value-added services business;

         o Our agreements with the mobile telecommunications operators are subject to negotiation upon renewal. If any of the mobile telecommunications operators decides to change its content or transmission fees or its share of revenue, or does not comply with the terms of the agreement, our revenue and profitability could be materially adversely affected; and

         o The mobile telecommunications operators may launch and may have already launched competing services or could discontinue the use of external content aggregators such as ourselves entirely at any time.

Due to our reliance on the mobile telecommunications operators for our wireless value-added services, any loss or deterioration of our relationship with any of the mobile telecommunications operators may result in severe disruptions to our business operations and the loss of a significant portion of our revenue.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AFFECTED BY THE CHANGES IN POLICIES OR GUIDELINES OF THE MOBILE TELECOMMUNICATIONS OPERATORS.

The mobile telecommunications operators in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all wireless value-added service providers using their platforms. Due to our reliance on the mobile telecommunications operators, a significant change in their policies or guidelines may have a material adverse effect on us. For example, some mobile telecommunications operators recently revised their billing policies to request all wireless value-added service providers to confirm the subscription status of those users who have not been active for three months. Such change in policies or guidelines may result in lower revenues or additional operating costs for us, and we cannot assure you that our financial condition and results of operation will not be materially adversely affected by any policy or guideline change by the mobile telecommunications operators in the future.

WE MAY BE SUBJECT TO ADVERSE ACTIONS FOR ANY BREACH OR PERCEIVED BREACH BY US OF THE POLICIES OR GUIDELINES IMPOSED BY THE MOBILE TELECOMMUNICATIONS OPERATOR WITH RESPECT TO CONTENT PROVIDED ON OR LINKED THROUGH OUR WEBSITES.

The mobile telecommunications operators in China may impose policies or guidelines to govern or restrict the content provided by all wireless value-added service providers, including content developed by us or content supplied by others to us. The mobile telecommunications operators from time to time have requested wireless value-added services providers, including us, to remove objectionable content or links to or from websites with certain categories of content, including content they may deem to be sexually explicit. We aggregate and develop content that we consider attractive to our targeted user base, and we cannot assure you that the mobile telecommunications operators will not from time to time find certain portions of our content to be objectionable. In the case of a breach or perceived breach of such policies or guidelines, the mobile telecommunications operators may require us to reduce or curtail the content on our Internet portal, which may reduce our portal traffic, and the mobile telecommunications operators may have the right to impose monetary fines upon us, or terminate our cooperation with them. In addition, we would be liable to the mobile telecommunications operators for their economic losses pursuant to our agreements with these operators if we were found to be in breach of the policies or guidelines promulgated by them. As a result of the occurrence of any of the above, our financial condition and results of operations may be materially adversely affected.


OUR DEPENDENCE ON THE SUBSTANCE AND TIMING OF THE BILLING SYSTEMS OF THE MOBILE TELECOMMUNICATIONS OPERATORS MAY REQUIRE US TO ESTIMATE PORTIONS OF OUR REPORTED REVENUE FOR WIRELESS VALUE-ADDED SERVICES FROM TIME TO TIME. AS A RESULT, SUBSEQUENT ADJUSTMENTS MAY HAVE TO BE MADE TO OUR WIRELESS VALUE-ADDED SERVICES REVENUE IN OUR FINANCIAL STATEMENTS.

As we do not bill our wireless value-added services users directly, we depend on the billing systems and records of the mobile telecommunications operators to record the volume of our wireless value-added services provided, charge our users through mobile telephone bills and collect payments from our users and pay us. In addition, we do not generally have the ability to independently verify or challenge the accuracy of the billing systems of the mobile telecommunications operators. Generally, within 20 to 60 days after the end of each month, a statement from each of the mobile telecommunications operators confirming the value of wireless value-added services they bill to users in that month will be delivered to us, and generally within 60 days after such delivery, we will be paid by the mobile telecommunications operators for the wireless value-added services, net of their revenue share, transmission fees and applicable business taxes, for that month based on such statements.


PRC LAWS AND REGULATIONS RESTRICT FOREIGN INVESTMENT IN CHINA'S
TELECOMMUNICATIONS SERVICES INDUSTRY, AND SUBSTANTIAL UNCERTAINTIES EXIST WITH RESPECT TO OUR CONTRACTUAL ARRANGEMENTS WITH DIANXUN-DE, AND SUNROOM-DE DUE TO UNCERTAINTIES REGARDING THE INTERPRETATION AND APPLICATION OF CURRENT OR FUTURE PRC LAWS AND REGULATIONS.

In December 2001, in order to comply with China's commitments with respect to its entry into the World Trade Organization, or WTO, the State Council promulgated the Administrative Rules for Foreign Investments in Telecommunications Enterprises, or the Telecom FIE Rules. The Telecom FIE Rules set forth detailed requirements with respect to capitalization, investor qualifications and application procedures in connection with the establishment of a foreign invested telecommunications enterprise. Pursuant to the Telecom FIE Rules, the ultimate ownership interest of a foreign investor in a foreign-funded telecommunications enterprise that provides value-added telecommunications services shall not exceed 50%.

We and our subsidiaries are considered as foreign persons or foreign funded enterprises under PRC laws. PRC laws and regulations restrict foreign ownership of companies that provide value-added telecommunications services and Internet content services in China. As a result, we operate our IVR, call center and telecom value-added services etc. in China through Dianxun-DE and Sunroom-DE, which are owned by certain PRC citizens. We do not have any equity interest in these operating companies and instead enjoy the economic benefit in such companies through contractual arrangements. Dianxun-DE and Sunroom-DE conduct substantially all of our operations and generate substantially all of our revenue and hold the licenses and approvals that are essential to our business. For a description of our contractual arrangements with Dianxun-DE and Sunroom-DE, see "Corporate Structure".

In the opinion of our internal PRC legal counsel, our current ownership structure and the ownership structures of Dianxun-DE and Sunroom-DE, the contractual arrangements among our wholly-owned subsidiaries and Dianxun-DE and Sunroom-DE and their shareholders, and their business operations as described in this prospectus are in compliance with all existing PRC laws, rules and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including but not limited to the laws and regulations governing the enforcement and performance of our contractual arrangements in the event of imposition of statutory liens, death, bankruptcy and criminal proceedings. Accordingly, we cannot assure you that PRC regulatory authorities will not take a view contrary to the opinion of our internal PRC legal counsel.

If we, Dianxun-DE, or Sunroom-DE, were found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violation, including, without limitation, the following:

         o    levying fines;
         o    confiscating our, Dianxun-DE or Sunroom-DE's income;
         o    revoking our, Dianxun-DE or Sunroom-DE's business license;
         o shutting down our, Dianxun-DE or Sunroom-DE's servers or blocking our websites;
         o requiring us, Dianxun-DE or Sunroom-DE's to restructure our ownership structure or operations; and/or
         o requiring us, Dianxun-DE or Sunroom-DE's to discontinue our wireless value-added services and online advertising businesses.

Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may materially adversely affect our business, financial condition and results of operations.

OUR CONTRACTUAL ARRANGEMENTS WITH DIANXUN-DE OR SUNROOM-DE MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL AS DIRECT OWNERSHIP OF THESE BUSINESSES.

PRC laws and regulations currently restrict foreign ownership of companies that provide value-added telecommunications services, which includes wireless value-added services and Internet content services. As a result, we conduct substantially all of our operations and generate substantially all of our revenue through Dianxun-DE and Sunroom-DE, each of which is wholly-owned by PRC citizens, pursuant to a series of contractual arrangements with these entities and their respective shareholders. For a description of these contractual arrangements, see "Corporate Structure."

These arrangements, however, may not be as effective in providing control over our Internet content operations as direct ownership of these businesses as these arrangements will not preserve our control in the occurrence of certain events which may be outside the control of the shareholders and us, including the imposition of statutory liens, judgments, court orders, death or capacity. In particular, Dianxun-DE and Sunroom-DE could fail to perform or make payments as required under those contractual agreements, and we will have to rely on the PRC legal system to enforce those agreements.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in China over the past 20 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us. In addition, the PRC government may propose new laws or amend current laws that may be detrimental to our current contractual arrangements with Dianxun-DE or Sunroom-DE, which may in turn have a material adverse effect on our business operations. Furthermore, as these entities, their shareholders and the assets of these entities and their shareholders are located in China, it may not be possible to effect services of processes within the United States or elsewhere outside of China upon these entities or assets or enforce judgments of courts in jurisdictions outside of China against these entities or assets. See also "--Risks Associated with Doing Business in the People's Republic of China - We may have limited legal recourse under Chinese law if disputes arise under our contracts with third parties."

RISKS RELATED TO OUR TECHNOLOGY AND EQUIPMENT

OUR INSURANCE MAY NOT BE SUFFICIENT TO RESTORE OUR CALL CENTER IF OPERATIONS ARE INTERRUPTED BY NATURAL DISASTER OR OTHER DESTRUCTION OF OUR FACILITIES OR EQUIPMENT.

Our operations depend on our ability to protect our call centers, data centers, CRM information, customer database, data warehouse, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, hacker attacks, natural disaster, epidemic, terrorism, act of war and other similar events. In the event we experience a temporary or permanent interruption at one or more of our call centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. While we maintain certain property and business interruption insurance, such insurance may not adequately compensate us for all losses that we may incur and may not be adequate to cover the costs of rebuilding these centers. If we are unable to restore our operations, our business activities would cease.

WE MUST RESPOND QUICKLY AND EFFECTIVELY TO NEW TECHNOLOGICAL DEVELOPMENTS.

Our VAS business is highly dependent on our computer and telecommunications equipment and software systems. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could adversely effect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing software and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new software and systems in a timely manner, our competitors' technologies or services may render our products or services noncompetitive or obsolete.


ITEM 2.  DESCRIPTION OF PROPERTY

         A description of our property is as follows:

HONG KONG - We maintain our corporate headquarters, development center and our Call Center in Hong Kong located at Units 601-603 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon where we lease approximately 17,739 square feet for a monthly fee of $16,365 and our branch office is located at Units 2-3, 17th Floor, Nan Fung Commercial Centre, 19 Lam Lok Street, Kowloon Bay, Hong Kong where we lease approximately 2,359 square feet for a monthly rental fee of $1,815. Also, Cheer Era, an affiliate company of our Company, is located at Unit C, 19/Floor, Mai Wah Industrial Building, 1-7 Wah Sing Street, Kwai Chung, Kowloon with an office area of approximately 2,500 square feet.

UNITED STATES - Our current U.S. corporate office is located at 860 Blue Gentian Road, Suite 360, Eagan, Minnesota 55121, where we sublease space for a monthly rental fee of $1,000.

CHINA - Our current Chinese corporate office is located at Room 1708, Tower B, Stars Plaza, Hongli Road, FuTian District, Shenzhen, China where we lease approximately 1,000 square feet for a monthly rental fee of $449. We lease space from a shareholder. Our offices are located in Beijing, Shanghai, Guangzhou and Shenzhen. Details are as follows:-

Locations                                                                        Area (Square Feet)
------------------------------------------------------------------------------   ------------------
1601, 26 Building, 3 Block, Anzhen Xili, ChaoYang District, Beijing 100029             4,306
1407, 2# Building, Hengji Plaza, 547 Tianmuxilu, Shanghai                              2,153
No. 30, ShiBaFu North Road, Liwan District, Guangzhou, 510140                          2,250
1-2 floor, Yingyuan Bilding, Yingyuan Road, Yuexiu District, Guangzhou, 510410         2,500
3008,Shum Yip Centre, 5045 Shennan Rd.E., Shenzhen, P.R.C.                             1,230

We believe that our offices are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

         We are not aware of any material pending or threatened legal proceedings that involve us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual general meeting on December 30, 2004 at the Company's executive offices located at Room 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong for the following purposes:

    1. To elect seven (7) directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;
    2. To approve a new stock option plan, the Company's 2005 stock option plan (the "2005 Plan");
    3. To ratify the appointment of Clancy and Co., P.L.L.C. as the Company's independent auditors; and
    4. To transact any other business as may properly be presented at the Annual Meeting or any adjournment or postponement thereof.

At such meeting the followings proposals were voted and resolved:

    1.   The following directors were elected to the Board of Directors of
         Company: Tony Tong, Victor Tong, Shao Jian Wang, Peter Wang, Michael Chun Ha and Jeremy Goodwin. Richard C.H. Lo did not receive enough shareholder votes to remain as a director.

    2. Ratification and approval of the new stock option plan for Company's 2005 Plan which include the approval of a new 2 million option pool for the 2005 Plan for the Company:

         3,729,784 shares of the Company's common stock, constituting a 66% majority of the shares of common stock present in person or by proxy entitled to vote at this meeting have voted in favor of this proposal

    3. Ratification and approval of the appointment of Clancy and Co., P.L.L.C. as the Company's independent auditors

         5,606,231 shares of the Company's common stock, constituting a 99.91% majority of the shares of common stock present in person or by proxy entitled to vote at this meeting have voted in favor of this proposal.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on The Nasdaq SmallCap Market under the symbol "PACT". The following table sets forth the range of high and low bid prices of common stock reported by Nasdaq in each fiscal quarter from January 1, 2002 to December 31, 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                            HIGH           LOW
                                                          --------       -------

FISCAL 2003
Quarter Ended March 31, 2003                               $3.65          $0.85
Quarter Ended June 30, 2003                                $3.90          $2.30
Quarter Ended September 30, 2003                          $10.29          $2.18
Quarter Ended December 31, 2003                            $6.41          $4.10

FISCAL 2004
Quarter Ended March 31, 2004                               $7.11          $4.98
Quarter Ended June 30, 2004                                $5.65          $2.71
Quarter Ended September 30, 2004                           $3.85          $1.91
Quarter Ended December 31, 2004                           $14.08          $2.43

FISCAL 2005
January 1, 2005 - March 31, 2005                          $10.55          $6.57


         As of March 31, 2005, there were 108 record holders of our common stock. However, the total number of beneficial holders is unknown as they hold our common stock in street name, and such number is not provided to us by our Transfer Agent and Registrar. We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities during the period covered by the report that were not previously reported on a Form-8K.

REPURCHASES OF COMPANY COMMON STOCK

         There were no repurchases of our common stock made during the fourth quarter ended December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         FORWARD-LOOKING STATEMENTS. This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies reflect the most significant estimates and assumptions used in the preparation of its consolidated financial statements.

RESEARCH AND DEVELOPMENT

We evaluate research and development costs to identify any research and development activities that could be objectively measured and recognized as an asset for accounting purposes at the time they are acquired or at the time they have developed future economic benefits. Some costs and expenses are recognized as costs and expenses incurred during the period, provided that (a) there are no discernible future benefits, (b) costs recorded as assets in prior periods no longer provide discernible benefits, and (c) allocating costs either on the basis of association with revenue or among several accounting periods is considered to serve no useful purposes.

VALUATION OF LONG-LIVED ASSETS INCLUDING GOODWILL AND PURCHASED INTANGIBLE
ASSETS

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that our trade receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

TAXES ON EARNINGS

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

RESULTS OF OPERATIONS

         The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                    ------------    ------------
                                                        2004            2003
                                                    ------------    ------------

    Revenues                                            100.0%         100.0%
    Cost of Revenues                                    (81.0)         (57.4)
    Gross Margin                                         19.0           42.6

    Selling, general and administrative expense         (12.2)        (226.6)
    Depreciation and amortization                        (0.3)          (6.2)
    Provision of written off of fixed assets               --          (17.1)

    OPERATING PROFIT (LOSS)                               6.5         (207.3)

    Interest (expenses) income, net                       0.3            2.2
    Sundry income                                         1.4            4.4
    Provision for income taxes                           (0.1)          (2.6)
    Share of profit of associated companies               0.1
    Minority interest                                    (5.5)          49.0
    Discontinued operations                              (0.1)
    NET PROFIT (LOSS)                                     2.6%        (154.3)%


YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUES. Revenues for the year ended December 31, 2004 were $29,708,000, a increase of $28,491,000 from $1,217,000 for the year ended December 31, 2003. Increase in revenue was mainly due to revenues derived from the call center and value-added telecom services rendered by the Company's newly acquired subsidiaries of YueShen, Epro, Linkhead and Smartime. In the aggregate, the four newly acquired subsidiaries contributed to 91% of total revenues. Summarized financial information concerning each of these subsidiaries was set forth in the following table. The "Admin & Other" column included our other insignificant subsidiaries and corporate related items.


For the year ended                1.                  2.            3. Communications
December 31, 2004        Outsourcing Business    VAS Business     Distribution Business      Admin & Other       Total
                                  ($)                 ($)                  ($)                    ($)             ($)

Revenues                       9,385,000           5,724,000            11,790,000             2,810,000       29,709,000
Profit / (Loss) from
Operations                     1,000,000           1,859,000                85,000            (1,007,000)       1,937,000


COST OF REVENUES AND GROSS MARGIN. Cost of revenues for the year ended December 31, 2004 were $24,074,000, an increase of $23,376,000 from $698,000 for the year ended December 31, 2003. The significant increase in cost of revenues was directly associated with the increase in revenues. Cost of revenues, as a percentage of revenues, was 81% for the year ended December 31, 2004 compared with 57% for the year ended December 31, 2003. The increase in percentage cost of revenues was attributable to the changes in operations, from supplying systems integration and software application in 2003 to becoming value-added telecom services and product providers in 2004. Gross margin for the year ended December 31, 2004 was $5,634,000, an increase of $5,115,000 from $519,000 for the year ended December 31, 2003, resulting from gross margin contributions from our newly acquired subsidiaries in 2004. We believe that our gross margin overall approximates the industry standards. The decrease in gross margin came primarily from Yueshen, our calling card business, which, typically for that industry, has lower gross margins. However, we expect our gross margin percentage to increase gradually as a result of cost reduction and efficient utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses totaled $3,620,000 for the year ended December 31, 2004, an increase of $862,000 from $2,758,000 for the year ended December 31, 2003. The increase in selling, general and administrative expenses reflected the expansion of our operations of which expenses were incurred by our newly acquired subsidiaries.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses amounted to $78,000 for the year ended December 31, 2004, which was approximately the same as the year ended December 31, 2003 of which depreciation and amortization expenses was $76,000.

INTEREST EXPENSES / INCOME. Interest income was $79,000 for the year ended December 31, 2004, as compared to an interest income of $27,000 for the year ended December 31, 2003. The increase in income was due to increase in cash and bank balance during 2004 as a result of cash flow from funding activities.

SHARE OF PROFIT OF ASSOCIATED COMPANIES. For the year ended 2004 we recorded income of $32,000 with respect to our 30% ownership interest in Cheer Era Limited, acquired in April 2004.

INCOME TAXES. The income taxes expenses for the Company's subsidiaries were $30,000 for the year ended December 31, 2004 The provision of income taxes was the result of the operating profit generated by YueShen and Smartime, the subsidiaries we acquired in 2004. During the year ended December 31, 2004, YueShen, Smartime and Epro provided income taxes expenses of $8,000, $12,000 and $10,000, respectively.

MINORITY INTERESTS. Minority interests for the year ended December 31, 2004 totaled $1,622,000. Minority interest represented the interests of third parties in our subsidiaries' results.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS. We have significant cash resources to meet our contractual obligations as of December 31, 2004, as detailed below:

                             Payments Due by Period

                                                      Less than
       Contractual Obligations           Total         1 year        1-3 years      4-5 years   After 5 years

Line of credit                        $   651,000    $   651,000            --         --           --

Bank Loans                            $ 1,396,000    $ 1,327,000     $  69,000         --           --

Operating leases                      $   104,000    $   104,000            --         --           --

Capital leases                        $   209,000    $    80,000     $ 129,000         --           --
                                      ------------   ------------    ----------

Total cash contractual obligations    $ 2,360,000    $ 2,162,000     $ 198,000
                                      ============   ============    ==========

OFF-BALANCE SHEET ARRANGEMENTS. We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during 2004.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL The Company's working capital increased by $14,046,000 to $15,488,000 at December 31, 2004, as compared to $1,442,000 at December 31, 2003. The increase in working capital primarily represents $11.773 million proceeds (shown net of offering costs) from our private placement activities that resulted in $6,230,000 increase in cash balance and time deposit, net of cash expenditure for operations and acquisitions.

ISSUANCE OF COMMON STOCK For the year ended December 31, 2004, the Company issued (i) 1,756,240 shares with a market value of $8,866,000 to acquire various subsidiaries; (ii) 352,364 shares as a result of exercise of stock options and warrants with cash consideration of $716,000; (iii) 2,205,697 shares for cash proceeds of $11,773,000 (net of offering costs); (iv) 149,459 shares with a market value of $771,000 for acquisition of affiliated company; and (v) repurchase of 36,154 as treasury shares for $99,000.

FUTURE LIQUIDITY NEEDS

         As of December 31, 2004, we had approximately $6,764,000 in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

INFLATION. Inflation has not had a material impact on the Company's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS. All of the Company's revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Renminbi ("RMB"), the currency of the People's Republic of China. The value of the RMB-to-U.S. dollar or Hong Kong dollar-to-United States dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. Although a devaluation of the Hong Kong dollar or RMB relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or RMB relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has never engaged in currency hedging operations and has no present intention to do so.

CONCENTRATION OF CREDIT RISK. All of the Company's revenues are derived in Asia and Greater China. The Company does not have any single customer that accounts for more than 10% of its revenues or 10% of its purchases. If the Company was unable to derive any revenue from Asia and Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company. Based on the current economic environment in China, the Company does not expect any material adverse impact to its business, financial condition and results of operations.

SEASONALITY AND QUARTERLY FLUCTUATIONS. Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenue and income from operations for the call center and VAS tend to be higher in the fourth quarter due to special holiday promotions. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

ITEM 7.   FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto are incorporated herein by reference.



INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       28

Consolidated Balance Sheets - As of December 31, 2004 and 2003                29

Consolidated Statements of Operations - For the Years Ended
  December 31, 2004 and December 31, 2003                                     30

Consolidated Statements of Changes in Stockholders' Equity -
  For the Years Ended December 31, 2004 and December 31, 2003                 31

Consolidated Statements of Cash Flows - For the Years Ended
  December 31, 2004 and December 31, 2003                                     32

Notes to Consolidated Financial Statements                                    33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PacificNet Inc.:

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ CLANCY AND CO, P.L.L.C.
Phoenix, Arizona


April 15, 2005


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

                                                                       DECEMBER 31,   DECEMBER 31,
                                                                          2004            2003
                                                                       -----------    -----------
ASSETS
Current Assets:
Cash and cash equivalents                                              $     6,764    $     3,823
Restricted cash - pledged bank deposit                                       3,501            212
Accounts receivables                                                         5,644          1,890
Inventories                                                                  1,297             76
Other current assets                                                         4,325            286
                                                                       -----------    -----------

Total Current Assets                                                        21,531          6,287

Property and equipment, net                                                  1,118            466
Investments in affiliated companies and subsidiaries                         1,063             --
Marketable equity securities - available for sale                               29             --
Goodwill                                                                     8,912            420
                                                                       -----------    -----------
TOTAL ASSETS                                                           $    32,653    $     7,173
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft                                                         $       651    $     1,199
Bank loans-current portion                                                   1,327          1,405
Capital lease obligations - current portion                                     80            152
Accounts payable                                                             3,150          1,007
Accrued expenses                                                               128            360
Income  tax payable                                                             10             --
Subscription payable                                                            --            722
                                                                       -----------    -----------
Total Current Liabilities                                                    5,346          4,845
                                                                       -----------    -----------

Long-term liabilities:
Bank loans - non current portion                                                69            377
Capital lease obligations - non current portion                                129            149
                                                                       -----------    -----------
Total long-term liabilities                                                    198            526
                                                                       -----------    -----------

Total liabilities                                                            5,544          5,371
Minority interest in consolidated subsidiary                                 2,396           (110)
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
   Issued and outstanding - none                                                --             --
Common stock, par value $0.0001, Authorized - 125,000,000 shares
  Issued and outstanding:
         December 31, 2004 - 10,627,737 shares, 9,791,583 outstanding
         December 31, 2003 - 6,163,977 shares, 5,363,977 outstanding             1              1
Treasury stock, at cost (2004: 836,154 shares; 2003: 800,000)                 (104)            (5)
Additional paid-in capital                                                  53,916         31,790
Cumulative other comprehensive loss                                            (24)           (24)
Accumulated deficit                                                        (29,076)       (29,850)
                                                                       -----------    -----------
Total Stockholders' Equity                                                  24,713          1,912
                                                                       -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    32,653    $     7,173
                                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.




PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States dollars, except loss per share and share amounts)


YEAR ENDED DECEMBER 31:                                                        2004            2003
                                                                            -----------    -----------

Revenues                                                                    $    29,709    $     1,217
Cost of Revenues                                                                (24,074)          (698)
                                                                            -----------    -----------
Gross Margin                                                                      5,635            519

Selling, General and Administrative expenses                                     (3,620)        (2,758)
Depreciation and amortization                                                       (78)           (76)
Provision for written off of fixed assets                                            --           (208)
                                                                            -----------    -----------
EARNINGS / (LOSS) FROM OPERATIONS                                                 1,937         (2,523)

Interest Income                                                                      79             27
Sundry income                                                                       422             54
                                                                            -----------    -----------
EARNINGS / (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED         2,438         (2,442)
OPERATIONS

Provision for income taxes                                                          (30)           (32)
Share of profit of associated companies                                              32             --
Minority Interests                                                               (1,623)           596
                                                                            -----------    -----------
EARNINGS / (LOSS) BEFORE DISCONTINUED OPERATIONS                                    817         (1,878)
                                                                            -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS                                                   (43)            --

NET EARNINGS / (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                      $       774    ($    1,878)
                                                                            ===========    ===========
BASIC EARNINGS / (LOSS) PER COMMON SHARE:
Earnings / (Loss) from continuing operations                                $      0.11    ($     0.36)
Earnings / (Loss) from discontinued operations                                       --             --
                                                                            -----------    -----------
Net earnings / (loss)                                                       $      0.11    ($     0.36)
                                                                            ===========    ===========

DILUTED EARNINGS / (LOSS) PER COMMON SHARE:
Earnings / (Loss) from continuing operations                                $      0.09    ($     0.36)
Earnings / (Loss) from discontinued operations                                     0.00           0.00
                                                                            -----------    -----------
Net earnings / (loss)                                                       $      0.09    ($     0.36)
                                                                            ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.





PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      CUMULATIVE
                                                                                         OTHER                               TOTAL
                                                                          ADDITIONAL COMPREHENSIVE                          STOCK-
                                                    PREFERRED    COMMON     PAID-IN     INCOME/   ACCUMULATED  TREASURY     HOLDERS'
                                                      STOCK       STOCK     CAPITAL      (LOSS)     DEFICIT      STOCK       EQUITY
                                                     --------    --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2002 (4,907,252 SHARES)      $     --    $      1   $ 31,253   $    (24)   $(27,972)         (5)      3,253

COMPREHENSIVE LOSS:
Net loss                                                   --          --         --         --      (1,878)                 (1,878)
                                                                                                                            --------
TOTAL COMPREHENSIVE LOSS                                                                                                     (1,878)
                                                                                                                            --------
Issuance of treasury shares (800,000 shares)               --          --         --         --          --                      --
Issuance of common stock to satisfy services
   (16,725 shares)                                         --          --         27         --          --                      27
Issuance of common stock to satisfy officer's
   employment compensation (200,000 shares)                --          --        100         --          --                     100
Issuance of common stock for cash (240,000 shares)         --          --        410         --          --                     410
                                                     --------    --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2003 (5,363,977 SHARES)            --           1     31,790        (24)    (29,850)         (5)      1,912


COMPREHENSIVE EARNINGS:
Net earnings                                               --          --         --         --         774                     774
                                                                                                                            --------
TOTAL COMPREHENSIVE EARNINGS:                                                                                                   774
                                                                                                                            --------
Issuance of common stock for acquisition of
   subsidiaries (1,756,240 shares)                         --          --      8,866         --          --                   8,866
Proceeds from the sale of common stock , net of
   related costs (2,205,697, shares)                       --          --     11,773         --          --                  11,773
Issuance of common stock for acquisition of Cheer
   Era (149,459 shares)                                    --          --        771         --          --                     771

Repurchase of common shares [(36,154 shares)]                                                                       (99)        (99)
Exercise of stock options and warrants for cash
   (352,364 shares)                                                              716                                            716
                                                     --------    --------   --------    --------    --------    --------    --------
BALANCE AT DECEMBER 31, 2004 (9,791,583 SHARES)      $     --    $      1   $ 53,916    $    (24)   $(29,076)   $   (104)   $ 24,713
                                                     ========    ========   ========    ========    ========    ========    ========



The accompanying notes are an integral part of these consolidated financial statements.




PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)

                                                                                2004        2003
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                           $    774    ($ 1,878)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses settled by issuance of common shares                                       --         127
Minority Interest                                                                2,506        (596)
Loss on disposal of fixed assets                                                    --         208
Provision for write-off of intangible assets                                        --         761
Unrealized losses on marketable equity securities                                   17
Provision for write-off of goodwill                                                 --          19
Depreciation                                                                        78          72
Amortization                                                                        --           4
Changes in current assets and liabilities:
   Accounts receivable and other current assets                                 (7,793)        272
   Inventories                                                                  (1,221)         --
   Accounts payable and other accrued expenses                                   1,921         106
                                                                              --------    --------
Net cash provided by (used in) operating activities                             (3,718)       (905)
                                                                              --------    --------
CASH FLOWS FROM INVESTMENT ACTIVITIES

Increase in restricted cash-pledged bank deposits                               (3,289)        (52)
Acquisition of property and equipment                                             (730)        (29)
Acquisition of intangible assets                                                    --         (19)
Acquisition of subsidiaries and affiliated companies                              (640)       (211)
Acquisition of marketable securities                                               (46)         --
                                                                              --------    --------
Net cash used in investing activities                                           (4,705)       (311)
                                                                              --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances under bank line of credit                                                  --         634
Proceeds from sale of common stock                                              11,773          --
Proceeds from exercise of stock options                                            496         235
Proceeds from exercise of warrants                                                 220         175
Repurchase of common stock                                                         (99)         --
Repayment of bank overdraft                                                       (548)       (465)
Repayments on bank loans                                                          (386)        717
Repayments on capital lease obligations                                            (92)         49
                                                                              --------    --------
Net cash provided by financing activities                                       11,364       1,345
                                                                              --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENT                                         2,941         129
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     3,823       3,694
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $  6,764    $  3,823
                                                                              ========    ========
CASH PAID FOR:
  Interest                                                                          20          54
  Income taxes                                                                      --          --
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiary acquired through issuance of subscriptions payable   $     --    $    722
Common stock issued to satisfy certain liabilities and to settle expenses     $     --    $    127
Investments in subsidiaries acquired through the issuance of common stock     $  9,637




The accompanying notes are an integral part of these consolidated financial statements.



PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was originally incorporated in the State of Delaware on April 8, 1987. Through our subsidiaries we provide outsourcing services, value-added telecom services
(VAS), and communication products distribution services. Our business process outsourcing (BPO) services, include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems, and VOIP, as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). The Company's operations are primarily targeted in the China and Hong Kong market.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation
--------------------------------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company fully consolidates the financial results of entities acquired when it obtains a controlling financial interest and the normal attributes of ownership expected with an acquisition, such as effective control and ownership of the assets acquired, liabilities assumed, and the operating and financing decisions of the acquired companies transfer on that date, and the benefits derived and/or detriments incurred with respect to the acquired entities.

Investments in Affiliated Companies
-----------------------------------

The Company's investments in affiliated companies for which its ownership exceeds 20%, but are not majority-owned or controlled, are accounted for using the equity method. The Company's investments in affiliated companies for which its ownership is less than 20% are accounted for using the cost method.

Revenue Recognition
-------------------

Revenue is recognized from the provision of telecommunication and related services when the services are rendered. Revenues from the sale of products and systems is recognized when the product and system is completed, shipped, and the risks and rewards of ownership have transferred. Revenues from services rendered consist primarily of license and support revenue from consulting, implementation and training services. Revenue from license agreements is recognized when: i) a signed non-cancelable software license exists, ii) delivery has occurred, iii) the Company's fee is fixed or determinable, and iv) collectibility is probable at the date of sale. Revenue from support services is recognized when (i) the services are performed, (ii) collectibility is probable and (iii) such revenues are contractually nonrefundable.

Allowance for Doubtful Accounts
-------------------------------

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.

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

Property and Equipment
----------------------

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term, ranging from three to five years. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Inventories
-----------

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or management estimates based on prevailing market conditions. The inventories consist of finished goods and represent telecommunication products such as mobile phone, rechargeable phone cards, smart chip and interactive voice response cards.

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

Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the years ended December 31, 2004 and 2003, the Company did not capitalize any costs related to the purchase of software and related technologies and content, which provide new functionality for the Company's existing software products and the Company wrote off all the costs and expenses incurred of $761,000 during the year ended December 31, 2003.

Earnings per share
------------------

Basic and diluted earnings or loss per share amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Dilutive earnings per share for 2004 excludes the potential dilutive effect of 400,000 warrants because their impact would be antidilutive based on current market prices. Dilutive loss per share does not include the potential dilutive effect of options and warrants outstanding at December 31, 2003 because to do so would be antidilutive based on the Company's loss position. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

                                                                 2004           2003
                                                              -----------   -----------
Numerator: earnings / (loss)                                  $       774   $    (1,878)
                                                              ===========   ===========
Denominator:
  Weighted-average shares used to compute basic EPS             7,268,374     5,234,744
  Dilutive potential from assumed exercise of stock options       157,585            --

 Dilutive potential from assumed exercise of stock warrants       816,037            --
                                                              -----------    ----------

  Weighted-average shares used to compute diluted EPS           8,241,996     5,234,744
                                                              ===========   ===========

Basic earnings / (loss) per common share:                     $      0.11   $     (0.36)
                                                              ===========   ===========

Diluted earnings / (loss) per common share:                   $      0.09   $     (0.36)
                                                              ===========   ===========

Stock-Based Compensation Plans
------------------------------

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no accounting recognition is given to stock option granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, are credited to equity. Details regarding a description and status of the Company's stock option plans can be found in Note 10.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings (loss) and pro forma net earnings
(loss) per share would have been reflected as follows at December 31:

The Company's net earnings (loss) and net earnings (loss) per common share would have increased to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

                                                          2004         2003
                                                        ---------    ---------
Net earnings (loss):
As reported                                             $     774    $  (1,878)
Stock-based compensation cost, net of tax                  (1,188)      (2,090)
                                                        ---------    ---------
Pro forma                                                    (414)      (3,968)
                                                        =========    =========
Basic earnings/(loss) per share:
As reported                                             $    0.11    $   (0.36)
Pro forma                                                   (0.06)       (0.76)

Diluted profit/(loss) per share:
As reported                                             $    0.09     $  (0.36)
Pro forma                                               $   (0.05)    $  (0.76)

The fair value of options granted during 2004 and 2003, respectively was approximately $1.88 and $2.17 per option respectively based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of two and three years; b) expected volatility of 3824% and 129.8%, c) dividend yield of 0% for both years; and d) a risk free interest rate of 3% and 2.5%.

Other Comprehensive Income
--------------------------

Comprehensive income includes net earnings as well as additional other comprehensive income, such as translation adjustments, in the financial statements and displays the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet.

Advertising Costs
-----------------

Advertising costs are expensed as incurred and amounted to $9,908 in 2004 and $9,114 in 2003.

Cash Equivalents
----------------

Highly liquid investments with maturity of three months or less at the time of acquisition are considered cash equivalents.

Related Party Transactions
--------------------------

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See
Note 12).

Reclassification
----------------

Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and current portions of debt, the carrying amounts approximate fair value due to their short maturities.

Business Operating Risks
------------------------

o The Company's business is characterized by rapid technological change, new product and service development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including limited operating history, uncertain profitability, history of losses and risks associated with the Internet, e-commerce and the ability to raise additional capital.

o For those financial institutions that the Company maintains cash balances in the United States, the amounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

o All of the Company's revenues are derived in Asia and Greater China. If the Company was unable to derive any revenue from Asia and Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

o The Company does not have any single customer that accounts for more than 10% of its revenues or 10% of its purchases.

Marketable Equity Securities
----------------------------

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, wit the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Investments in securities available-for-sale based primarily on quoted market prices at December 31, 2004, are summarized as follows: cost $46,000, gross unrealized losses $17,000 and estimated fair value of $29,000.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board issued the following pronouncements during 2004, of which SFAS 123R is the only one that may have a significant effect on the financial statements:

In March 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. This statement does not affect the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R may have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

2. BUSINESS ACQUISITIONS

During 2004 and 2003, PACT acquired various entities in accordance with the Company's strategy to grow via mergers and acquisitions. The entities acquired met various PACT acquisition criteria, which include reasonable expectations for positive earnings and cash flow within two years of acquisition and reputation for high quality and performance in customer relationship management, brand name recognition, and well-established relationships with clients. Several factors contributed to the determination of the negotiated purchase price and deal structure. Among them were the value of assets acquired and liabilities assumed, historical EBITDA and projected EBITDA. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations.

A summary of business acquisitions for the periods presented:

EPRO TELECOM HOLDINGS LIMITED ("EPRO")
--------------------------------------

On December 1 2003, the Company acquired 50% of the stock of EPRO Telecom Holdings Limited, which specializes in customer relationship management located in Hong Kong.

The details of the acquisition are as follows:

On December 1, 2003, the Company completed an agreement to acquire a 50% ownership interest for total consideration of $3,500,000 payable in cash ($500,000) and the issuance of common stock $3,000,000 (600,000 shares valued at $5.00 per share). Within 90 days of signing the agreement, the Company is required to pay $500,000 and within 30 days the Company is required to deliver 100,000 shares ("deposit shares") of common stock to EPRO as a refundable deposit. As of the date of issuance of these financial statements, the Company has paid the $500,000 and issued the 100,000 deposit shares and 500,000 earnout shares of common stock to EPRO. Additionally, the Company has agreed to issue a maximum of 300,000 bonus shares of common stock per year for achieving net income in excess of $1,000,000 in 2004 and 2005. EPRO is also required to return a portion of the shares equivalent to the dollar amount of the shortfall of net income in years 2004 and 2005. There was no shortfall in 2004.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets                                   $   2,549,883
Property Plant and equipment                           344,428
Intangible Assets                                      362,208
Goodwill                                             3,310,000
                                                 -------------
Total Assets Acquired                                6,566,519
Current Liabilities assumed                          2,810,269
Long Term Liabilities assumed                          256,250
                                                 -------------
Net assets acquired                              $   3,500,000
                                                 =============

The following unaudited pro forma results were developed assuming the acquisition of Epro occurred January 1, 2003.

                                                  2004                  2003
Revenue                                     $                         6,825,000
Net loss                                    Fully consolidated       (1,793,000)
Basic and diluted loss per share            $        In 2004              (0.32)

PACT has included the financial results of Epro Telecom Holding Limited in its consolidated 2004 financial results from the date of the purchase, December 1, 2003 through December 31, 2004.

BEIJING LINKHEAD TECHNOLOGIES COMPANY LIMITED ("LINKHEAD")

On December 15, 2003, the Company acquired 51% of the stock of Beijing Linkhead Technologies Company Limited, which specializes in interactive voice response located in PRC.

The details of the acquisition are as follows:

On December 15, 2003, the Company completed an agreement to acquire a 51% ownership interest for total consideration of $4,972,500 payable in cash ($222,500) and the issuance of common stock $4,750,000 (950,000 shares valued at $5.00 per share). Within 30 days of signing the agreement, the Company is required to pay $222,500 and to deliver 350,000 shares ("deposit shares") of common stock as a refundable deposit. As of the date of issuance of these financial statements, the Company has paid the $222,500 and issued the 350,000 deposit shares and 600,000 earnout shares of common stock to Linkhead. Additionally, the Company has agreed to issue a maximum of 600,000 bonus shares of common stock for achieving net income in excess of $1,500,000.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets                                   $    244,018
Property Plant and equipment                           80,135
Intangible Assets                                     379,347
Goodwill                                            4,269,000
                                                 ------------
Total Assets Acquired                               4,972,500
Liabilities assumed                                        --
                                                 ------------
Net assets acquired                              $  4,972,500
                                                 ============

The following unaudited pro forma results were developed assuming the acquisition of Linkhead occurred January 1, 2003.

                                                  2004                 2003
Revenue                                             $                6,825,000
Net profit /(loss)                          Fully consolidated      (1,793,000)
Basic and diluted loss per share            $      In 2004               (0.32)

PACT has included the financial results of Linkhead in its consolidated 2004 financial results from the date of the purchase, December 15, 2003 through December 31, 2004.

Note: Goodwill at December 31, 2003, represented the partial acquisition of EPRO and Linkhead above.


GUANGZHOU YUESHEN TAI YANG TECHNOLOGY LTD. ("YUESHEN")
------------------------------------------------------

On April 12, 2004, the Company acquired 51% of the stock of Guangzhou YueShen Tai Yang Technology Ltd., a telecommunication company located in PRC Guangzhou.

The details of the acquisition are as follows:

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

     (iii) A common stock purchase warrant to purchase 50,000 shares of PACT common stock, par value $0.0001 per share. The exercise price under this warrant shall be the 5-Day volume weighted average price of the common stock of PACT before the signing date of this Agreement, exercisable within 3 years from the date of issuance.

The cash portion of the purchase price for the Acquisition was from working capital of the Company.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets                                   $       211,886
Property Plant and equipment                              38,917
Goodwill                                               1,100,585
                                                 ---------------
Total Assets Acquired                                  1,351,388
Liabilities assumed                                     (155,245)
                                                 ---------------
Net assets acquired                              $     1,196,143
                                                 ===============

The following unaudited pro forma results were developed assuming the acquisition of subsidiary occurred January 1, 2003.

                                                        2004            2003
Revenue                                             $  12,546,857       N/A
Net profit                                                182,228      Newly
Basic and diluted profit per share                  $        0.02     acquired

PACT included the financial results of the subsidiary in its consolidated 2004 financial results from the date of the purchase, April 12, 2004 through December 31, 2004.

SMARTIME HOLDINGS LIMITED ("SMARTIME")
--------------------------------------

On September 15, 2004, the Company acquired 51% of the stock of Smartime Holdings Limited , its subsidiary, Soluteck Technology (Shenzhen) Company Limited, specializes in outsourcing IT services located in PRC Shenzhen.

The details of the acquisition are as follows:

On September 15, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest (the "Acquisition") in Soluteck Technology (Shenzhen) Company Limited, a corporation incorporated in Shenzhen, China ("Soluteck"). The Company acquired the controlling interest in Soluteck through the purchase of 630 shares (the "Shares") of Smartime Holdings Limited("Smartime"), the beneficial owner of a 81% controlling interest in Soluteck, from the shareholders of Smartime. The consideration for the Acquisition was payable as follows:

         (i) USD$500,000, payable in shares of common stock of the Company (the "Common Stock"), equivalent to 100,000 restricted shares (the "Shares") of Common Stock, based on a fair market value of $5.00, deliverable within 30 days of signing the Agreement. All of the Shares deliverable to the Shareholders are being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period ending on September 30, 2005; provided, that Soluteck meets certain net income milestones during such period. If at the end of the second twelve month period ending on September 30, 2006, there is a shortfall in Soluteck's net income, the Shareholders shall return to the Company Shares equivalent to the dollar amount of such shortfall divided by $5.00; and

         (ii) warrants to purchase up to 50,000 shares of common stock at an exercise price equal to the 5 day volume weighted average price of the Company's common stock before the signing of the Agreement. The warrants are exercisable for a period of 3 years from the date of issuance.

In connection with the Acquisition, the Company's subsidiary has agreed to provide Soluteck with an operating loan of RMB 3,000,000; provided, that Soluteck secures certain contracts with Huawei. The loan would mature within 3 years with interest at a rate of 4% per year.

The Shares are restricted shares issued under an exemption from registration of the Securities Act of 1933, as amended. If at the time the Shareholders are eligible to sell the Shares under Rule 144, the fair market value of the Common Stock is less than USD$3.50, the Company shall issue additional shares of Common Stock for an aggregate amount of USD$100,000, up to a maximum of 60,000 shares of Common Stock. If at such time the fair market value of the Common Stock is more than USD$8.00 per share, the Shareholders and the Company will share on an equal basis any excess over USD$8.00 per share.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets                                  $    460,957
Property Plant and equipment                          60,505
Intangible Assets                                        562
Goodwill                                             233,000
                                                ------------
Total Assets Acquired                                755,024
Current Liabilities assumed                         (255,024)
                                                ------------
Net assets acquired                             $    500,000
                                                ============

The following unaudited pro forma results were developed assuming the acquisition occurred on January 1, 2003.

                                                         2004         2003
Revenue                                             $   1,829,998     N/A
Net profit                                                268,689
Basic and diluted profit per share                  $       0.037

PACT included the financial results of Smartime in its consolidated 2004 financial results from the date of the purchase, September 15, 2004 through December 31, 2004.

3. BUSINESS DISPOSITIONS

BUSINESS DISPOSITION - In October 2004, the Board of Directors of the Company approved a plan to dedicate the company's resources to pursue the Greater China market and to cease all operations related to the South East Asian market. As a result, the Board of Directors decided not to further invest in PacificNet.com (SE Asia) Limited ("PacificNet.com (SE Asia)"), a wholly owned subsidiary of PacificNet registered in Hong Kong with a mission to provide internet and IT solutions to the South East Asian market. As of October 27, 2004 all activities related to PacificNet.com (SE Asia) had significantly reduced and the Company planned to liquidate PacificNet.com (SE Asia). Revenue and net loss information related to PacificNet.com (SE Asia) operations is as follows (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                               2004                  2003
                                               ---------------------------------

     REVENUES                                  $  -                  $ -
     NET LOSS                                  $  (43)               $ -

Net liabilities of PacificNet.com (SE Asia) Limited's operations included in continuing operations in the accompanying financial statements were $43,832 at December 31, 2004. Total assets were comprised primarily of investments in associate operations. Total liabilities were comprised primarily of trade payables, accrued expenses and amount due to holding company and a fellow subsidiary. There was no income tax effect due as a result of the transaction due to the Company's loss position.

4. INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies and goodwill consist of the following as of December 31, 2004 (in thousands):

                                                       COLLATERAL/OWNERSHIP % AND BUSINESS
DESCRIPTION                                 AMOUNT     DESCRIPTION

INVESTMENTS IN AFFILIATED COMPANIES:

Cheer Era Limited [1]                       $  1,063    30% ownership interest; trader of vending machine located in Hong Kong.
Xmedia Holdings Inc                             95      25% ownership; provides new media business development and marketing to advertisers.
Less: Provision for Impairment                 (95)
                                            ------
Total                                       $1,063
                                            ======


[1] CHEER ERA LIMITED ("CHEER ERA")
-----------------------------------

On April 7, 2004, the Company acquired 30% of the stock of Cheer Era Limited. a trader of vending machine located in Hong Kong.

The details of the acquisition are as follows:

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

     (iii) A common stock purchase warrant to purchase 80,000 shares of PACT common stock, par value $0.0001 per share. The exercise price under this warrant shall be the 5-Day volume weighted average price of the common stock of PACT before the signing date of this Agreement, exercisable within 3 years from the date of issuance.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands):

                                                            2004         2003
                                                            ----         ----
Office furniture, fixtures and leasehold improvements      $1,411           $4
Computers and office equipment                              4,261        4,938
Motor Vehicles                                                 --           16
Less: Accumulated depreciation                             (4,554)      (4,476)
                                                           -------------------
Net Property and Equipment                                 $1,118         $466
                                                           ===================

Depreciation charged to expense during the years ended December 31, 2004 and 2003 was $78,000 and $72,000, respectively.


6.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases for two years with fixed monthly rentals that expire through 2005. None of the leases included contingent rentals. Lease expense charged to operations for 2004 amounted to $397,854 (2003: $109,000). Future minimum lease payments under non-cancelable operating leases are as follows: 2005: $104.

RESTRICTED CASH - The Company has other restricted cash in the aggregate amount of $3,289,000 representing overdraft protections with certain financial institutions.

BANK LINE OF CREDIT (2004): The Company has an overdraft banking facility with certain major financial institutions in the aggregate amount of $1,309,000, which is secured by a pledge of the Company's fixed deposits of $212,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier. As of December 31, 2004, the Company utilized $651,000 of the above-mentioned banking facility.

BANK LINE OF CREDIT (2003): The Company has an overdraft banking facility with certain major bankers in the aggregate amount of $1,309,000 which is secured by a pledge of the Company's fixed deposits in the amount of $212,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, which ever is earlier. As of December 31, 2003, the Company utilized US$1,199,000 of the above-mentioned banking facility.

7.   BANK LOANS

Bank loans represent the following at December 31 (in thousands):

                                                       2004            2003
                                                    -------------------------
     Secured [1]                                       $860            $1,776
     Unsecured                                         $536                $6
     Less: current portion                           (1,327)           (1,405)
                                                    -------------------------
     Non current portion                                $69              $377
                                                    =========================

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $212,000 of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows:
(2005: $1,327,000 and 2006: $69,000).


8.   CAPITAL LEASE OBLIGATIONS

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

Aggregate minimum future lease payments under capital leases as of December 31, 2004 for each of the next five years are as follows: (2005: $80,000; 2006:
$66,000; and 2007: $63,000)

Capital lease obligations represent the following at December 31 (in thousands):

                                                      2004             2003
                                                    -------------------------
     Total minimum lease payments                      $225             $328
     Interest expense relating to future periods        (16)             (27)
                                                    -------------------------
     Present value of the minimum lease payments        209              301
     Less: current portion                              (80)            (152)
                                                    -------------------------
     Non current portion                               $129             $149
                                                    =========================

Following is a summary of fixed assets held under capital leases at December 31 (in thousands):

                                                       2004            2003
                                                    -------------------------
     Computers and office equipment                    $268             $268
     Less: accumulated depreciation                    (246)            (205)
                                                    -------------------------
                                                        $22              $63
                                                    =========================

9.  SUBSCRIPTION PAYABLE

In December 2003, the Company executed agreements and acquired controlling interests in two subsidiaries. The purchase price was payable in cash and shares of common stock and resulted in a subscription payable as follows:

         Epro Telecom Holdings Limited                       $ 500,000
         Beijing Linkhead Technologies Co., Limited          $ 222,500
                                                             ---------
                                                             $ 722,500

See note 2 for details regarding the acquisitions.


10.  STOCKHOLDERS' EQUITY

a) ALLOTMENT AND REPURCHASE OF COMMON AND RESTRICTED STOCK

COMMON STOCK

For the year ended 31 December, 2004, the Company issued (i) 1,756,240 shares with a market value of $8,866,000 to acquire various subsidiaries (see Note 2 for details); (ii) 352,364 shares as a result of exercise of stock options and warrants with cash consideration of $716,000; (iii) 2,205,697 shares for cash proceeds of $11,773,000 (net of offering costs); (iv) 149,459 shares with a market value of $771,000 for acquisition of affiliated company (see Note 4 for details); and (v) repurchase of 36,154 as treasury shares for $99,000.

For the year ended December 31, 2003, the Company issued (i) 16,725 shares for cash consideration of $27,000 to settle expenses;, (ii) 200,000 shares as a result of providing compensation for officer according to the employment contract of $100,000; (iii) 240,000 shares as a result of the exercise of stock options and warrants for cash consideration of $410,000; and (iv) the Company returned to treasury 800,000 shares issued as a deposit for a business acquisition that was terminated.

b) STOCK OPTION PLAN

On December 23, 2003, stockholders of the Company adopted an amendment to the Stock Option Plan (the "Plan") to increase the number of shares reserved under the Plan from 1,666,667 to 2,000,000. On December 30, 2004, stockholders of the Company approved the new 2005 Stock Option Plan (the "2005 Option Plan"). The 2005 Option Plan would provide for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase up to an aggregate of 2,000,000 shares of Common Stock. The 2005 Plan may be administered by the Board of Directors or a committee of the Board of Directors (in either case, the "Committee"), which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 2005 Option Plan. Options granted under the 2005 Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

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

The status of the Stock Option Plan as of December 31, 2004, is as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                 OPTIONS         EXERCISE PRICE
                                              ---------------    --------------
    OUTSTANDING, DECEMBER 31, 2002                  312,600          $1.13
    Granted                                         963,000          $2.97
    Exercised                                      (350,000)         $1.13
                                              --------------
    OUTSTANDING, DECEMBER 31, 2003                  925,600          $2.87
    Granted                                         600,000          $2.00
    Cancelled                                      (400,000)         $4.25
    Exercised                                      (321,500)         $2.11
                                              --------------
    OUTSTANDING, DECEMBER 31, 2004                  804,100          $1.90
                                              ==============

Additional information on options outstanding as of December 31, 2004 is as follows:

                                   WEIGHTED
                                   AVERAGE                    AVERAGE REMAINING
                                EXERCISE PRICE     OPTIONS    CONTRACTUAL LIFE
                               -----------------  ---------   -----------------
Options outstanding            $      2.90         804,100        2.17 years
Options exercisable            $      2.07         547,000        1.50 years

c) WARRANTS

Total warrants outstanding as of December 31, 2004 are 1,752,002. The weighted average remaining life is 2.08 years and the weighted average price per share is $4.93 per share.


A SUMMARY OF WARRANTS OUTSTANDING IS AS FOLLOWS:

o On January 15, 2004, as part of a private placement fund raising, the Company issued warrants to purchase up to 154,320 shares of common stock of the Company at an exercise price of $7.15 per share. The warrants are exercisable through January 15, 2009.

o On April 12, 2004, the Company issued warrants to YueShen to purchase up to 50,000 shares of the common stock at an exercise price equal to the 5 day volume weighted average price ($5.27) of the of the Company's common stock prior to April 12, 2004. 16, 2004. The warrant is exercisable for a period of three years from the date of issuance.

o On April 16, 2004, the Company issued warrants to Cheer Era to purchase up to 80,000 shares of the common stock at an exercise price equal to the 5 day volume weighted average price ($6.00) of the of the Company's common stock prior to April 16, 2004. The warrant is exercisable for a period of three years from the date of issuance.

o On September 15, 2004, the Company issued warrants to purchase up to 50,000 shares of common stock at an exercise price equal to the 5 day volume weighted average price ($2.82) of the Company's common stock before the signing of the agreement with Smartime. The warrants are exercisable for a period of 3 years from the date of issuance.

o On December 16, 2004, the Company issued warrants to Clickcom to purchase up to 50,000 shares of the common stock at an exercise price equal to the 5 day volume weighted average price ($10.45) of the of the Company's common stock prior to December 16, 2004. The warrant is exercisable for a period of three years from the date of issuance.

o On November 15, 2004, as part of a private placement fund raising, the Company issued warrants to purchase up to 117,682 shares of common stock of the Company at an exercise price of $3.89 per share. The warrants are exercisable through November 15, 2009.

o On December 19, 2004, as part of a private placement fund raising, the Company issued warrants to purchase up to 350,000 shares of common stock of the Company at an exercise price of $12.21 per share. The warrants are exercisable through January 15, 2009.

o On March 25, 2002, the Company issued warrants to purchase up to 600,000 shares of common stock of the Company at an exercise price of $1.45 per share. The warrants are exercisable through April 5, 2005.

o On December 30, 2002, the Company issued warrants to purchase up to 300,000 shares of common stock of the Company at an exercise price of $1.74 per share. The warrants are exercisable through December 30, 2005.

THE FOLLOWING WARRANTS WERE EXERCISED DURING 2004 AND 2003:

For the year ended December 31, 2004, 30,864 warrants were exercised at an exercise price of $7.15 per share for total proceeds of $220,678. For the year ended December 31, 2003, 100,000 warrants were exercised at an exercise price of $1.75 per share for total proceeds of $175,000.


11. INCOME TAXES

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong for each of the years ended December 31, 2004 and 2003. Provision for Hong Kong profits tax for 2004 was $10,000 (2003:
$32,000). Provision for PRC business tax for 2004 was $20,000 (2003: Nil). There is no provision for U.S. federal income tax due to the Company's loss position.

Deferred tax asset represents the tax benefit of U.S. net operating loss carry forwards as follows:

                                                   2004            2003
                                                 ----------      ----------

         Non current deferred tax asset          $   1,434       $   1,146
         Valuation allowance                        (1,434)         (1,146)
                                                 ----------      ----------
         Net deferred tax asset                  $      --       $      --
                                                 ==========      ==========

The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdictions in which they operate. The Company is subject to United States federal income tax at a rate of 34%. The Hong Kong subsidiaries are subject to Hong Kong profits tax at a rate of 17.5%. The PRC subsidiaries are subject to Business Tax at a rate of 5%. No tax benefits have been recorded related to the loss generated by the Company or any or it subsidiaries. The reconciliation of the United States federal income tax rate to the effective income tax rate based on the loss before income taxes in the consolidated statements of operations is as follows (in thousands):

Entity                                                       2004        2003
------                                                    ----------  ----------
Company, including discontinued operations                $    (915)  $    (771)
PRC subsidiaries                                              1,344          --
Hong Kong subsidiaries                                          345      (1,107)
                                                          ----------  ----------
Total                                                     $     774   $  (1,878)
                                                          ==========  ==========

No tax benefits have been recorded related to the loss generated by the Company or any of its subsidiaries.

The valuation allowance increased by $296 and $456 at December 31, 2004 and 2003, respectively. The Company has U.S. net operating loss carryforwards of approximately $4,172,000 available to offset future income, which expire through 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carry forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

12.  RELATED PARTY TRANSACTIONS

Employment Agreement - The Company has an employment agreement with its Chief Executive Officer (CEO) and President. The employment agreement with the CEO provides for $100,000 cash compensation plus $60,000 annual share compensation until April 1, 2005. The CEO is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. The CEO is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, Tax Preparation expenses of $2,000 per year, and Cash Bonus based on net profit of the Company. During 2004, under the Company's stock option plan, the CEO was granted an option to acquire 65,000 shares at an exercise price per share of $2.00 (at market price) which has not been exercised. During 2004, under the Company's stock option plan, the President was granted an option to acquire 73,000 shares at an exercise price per share of $2.00 (at market price) which has not been exercised.

Lease Agreement - In November 2004, the Company entered a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.


13.  SEGMENT INFORMATION

The Company's reportable segments are operating units, which represent the operations of the Company's significant business operations. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments

----------------------- ----------------------- ---------------------- ----------------------- ------------------- -----------------
FOR THE YEAR ENDED                1.                     2.              3. Communications
DECEMBER 31, 2004        Outsourcing Business       VAS Business       Distribution Business     Admin & Other           Total
                                 ($)                     ($)                    ($)                   ($)                 ($)
----------------------- ----------------------- ---------------------- ----------------------- ------------------- -----------------
Revenues                      9,385,000               5,724,000              11,790,000            2,810,000          29,709,000
----------------------- ----------------------- ---------------------- ----------------------- ------------------- -----------------
Profit / (Loss) from
Operations                    1,000,000               1,859,000                85,000             (1,007,000)          1,937,000
----------------------- ----------------------- ---------------------- ----------------------- ------------------- -----------------
Total assets                  6,017,000               2,600,000              5,018,000             19,018,000         32,653,000
----------------------- ----------------------- ---------------------- ----------------------- ------------------- -----------------

For the year ended December 31, 2003, the Company's operations did not meet the description of any of the Company's 2004 operating units and accordingly, no information has been provided.

14.  EVENTS SUBSEQUENT TO DECEMBER 31, 2004 (UNAUDITED)

In January 2005, the Company set up a 51% interests subsidiary PacificNet Power Ltd ("PacificNet Power") which specializes in IT solutions, systems integration, software application, energy saving and electric power management systems and solutions in Hong Kong and Greater China.

On December 16, 2004, the Company entered into an agreement to acquire a controlling interest in GuangZhou Dianxun Digital Network Technology Co., Ltd ("Clickcom-WOFE") through the purchase of a 51% interest of Clickcom-WOFE's parent company, Clickcom-BVI. The acquisition was completed on 28 March 2005.

On March 30, 2005, the Company entered into an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), through the purchase of a 51% interest of Guangzhou3G-WOFE's parent company, Pacific 3G Information & Technology Co. Limited (Guangzhou3G-BVI), a British Virgin Islands company.



                      [END OF AUDITED FINANCIAL STATEMENTS]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A  CONTROLS AND PROCEDURES

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

ITEM 8B.  OTHER INFORMATION

None
                                       51

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS

         Set forth below are the names of the directors, executive officers and key employees of the Company as of April 15, 2005:


Name                  Age  Title
--------------------  ---  -----------------------------------------------------

Tony Tong             36   Chairman and Chief Executive Officer

Victor Tong           34   President, Secretary, and Director

ShaoJian (Sean) Wang  41   Chief Financial Officer, Vice President, and Director

Peter Wang            50   Director

Michael Ha            35   Director

Jeremy Goodwin        31   Director

Tao Jin               37   Director

Brian Lin             40   Vice President of PacificNet China Operations

         Our executive officers are appointed at the discretion of our board of directors with no fixed term. There are no family relationships between or among any of our executive officers or our directors other than the relationship between Mr. Tony Tong and Mr. Victor Tong.

         The following is a brief description of each director and executive officer's business experience:

         Mr. Tony Tong, age 36, is the Chairman, CEO, Executive Director, and founder of PacificNet. From 1995 to 1997, Mr. Tong served as the Chief Information Officer of DDS Inc., a leading SAP-ERP consulting company in the USA, which was later acquired by CIBER, Inc. (NYSE: CBR). From 1993 to 1994, Mr. Tong worked for Information Advantage, Inc. (Nasdaq:IACO), a leading business intelligence, Data-Mining and CRM technology provider serving Fortune 500 clients. IACO consummated an IPO on Nasdaq in 1997 and was later acquired by Sterling Software and Computer Associates (NYSE: CA). From 1992 to 1993, Mr. Tong worked as a Business Process Re-engineering Consultant at Andersen Consulting (now Accenture, NYSE:ACN). From 1990 to 1991, Mr. Tong worked for ADC Telecommunications (Nasdaq: ADCT), a global supplier of telecom equipment. Mr. Tong's R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by the US Patent and Trademark Office) titled "Computerized Work Flow System, an Internet-based workflow management system for automated web creation and process management." Mr. Tong also serves on the board of advisors of Fortune Telecom (listed on Hong Kong Stock Exchange:
0110.HK), a leading distributor of mobile phones, PDAs, telecom services, and accessories in China and Hong Kong. Mr. Tong is a frequent speaker on technology investment in China, and was invited to present at the Fourth APEC International Finance & Technology Summit in 2001. Mr. Tong is the Vice Chairman (PRC) of Hong Kong Call Centre Association, a Fellow of Hong Kong Institute of Directors, a consultant on privatization and securitization for China's State-Owned Assets Supervision and Administration Commission (SASAC), and a frequent speaker for LexisNexis, a licensed Continued Professional Development (CPD) trainer, on China investment. Mr. Tong graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA. Tony Tong is the brother of Victor Tong.

         Mr. Victor Tong, age 34, currently is the President, Secretary and an Executive Director of the Company. Mr. Victor Tong gained his consulting, systems integration, and technical expertise in client/server systems through his experience at Andersen Consulting (now Accenture), American Express Financial Advisors (IDS), 3M, and the Superconductivity Center at the University of Minnesota. In 1994, Victor co-founded Talent Information Management ("TIM"). The Company was originally founded as an operating division of TIM. As the managing partner, Mr. Tong sold GoWeb consulting division of TIM to a billionaire in Minnesota USA in late 1997 and became the President of KeyTech, a leading information technology consulting company based in Minnesota. In 1999, he was recognized in "CityBusiness 40 Under 40" as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award while graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Tong is a guest professor at College of Software of Beihang University, one of the top software colleges in China. Victor Tong is the brother of Tony Tong.

         Mr. ShaoJian (Sean) Wang, age 41, is the Chief Financial Officer, Vice President of International Business and is one of our Directors. Mr. Wang has served on our board of directors since 2002. Sean Wang also serves as the chairman of GoVideo since January 2005. GoVideo is subsidiary Opta which is a majority owned subsidiary of PRC-based consumer electronics company TCL Corporation. TCL entered into joint ventures with Alcatel and Thomson/RCA in 2004, becoming a worldwide leader in television and mobile phones. Before that, Mr. Wang served as managing director of Thian Bing Investments PTE, Ltd from 1993 to 2002, where he managed the Singapore-based company's multi-million dollar investment operations and identified strategic and investment opportunities. From 1987 to 1993, Mr. Wang held a number of increasingly important positions with St. Paul, Minnesota-based Ecolab Inc., culminating in his serving as general manager for the company's Indonesia operations. Mr. Wang led the strategic marketing initiatives, built high-profile business partnerships, negotiated joint venture agreements, and positioned Ecolab as a market leader. Mr. Wang received a Bachelor of Science Degree in Economics from Hamline University in St. Paul, Minnesota, and a Masters of Business Administration from The Carlson School of Management at the University of Minnesota. Mr. Wang also attended Peking University in Beijing, China, and originally came to the United States as an exchange student.

         Mr. Bin "Brian" Lin, age 40, was promoted to the Vice President for PacificNet China Operations in March 2005. Mr. Lin is currently President of Beijing Linkhead Technologies Co., Ltd (BLT), a company that is 51% owned by PacificNet Strategic Investment Holding Limited, which is a wholly owned subsidiary of PacificNet Inc. Mr. Lin began his career 1989 as a Member of Scientific Staff with BNR, a research and development division of Nortel in Canada. Mr. Lin has gained strong professional management skills and technical expertise in telecommunications industry in the US and Canada through working at BNR, Tandem Telecom (the telecom division of Tandem Computer), Motorola. In 1998, Mr. Lin joined UTStarcom in the US and relocated to China to manage the Telecom Value Added Services division of UTStarcom. In 1999, Mr. Lin served as President of Beijing Linkhead Information Technologies (BLIT). Under his leadership, BLIT has rolled out large call center systems and VoIP gateways, and has more than doubled company sales revenue to over US$4M in 2000. At the end of 2000, iSoftel Ltd, a Singapore company bought over BLIT and Mr. Lin has served as President of BLIT and iSoftel (Beijing) from 2001 to 2002. In 2003, Mr. Lin, along with other management team and investors, bought the business of BLIT and formed BLT to focus on telecom value added services platforms and solutions such as QQ chat, Color Ring Back Tone and Background Music. Mr. Lin received the Master of Applied Science degree in Electrical Engineering from University of Toronto in 1989.

         Mr. Peter Wang, age 50, is a Director. Mr. Wang has served on our board of directors since 2003. Mr. Wang serves as Chief Executive Officer of China Quatum Communications Ltd., a privately-held company. Mr. Wang was a founder of Unitech Telecom (now named UTStarcom, NASDAQ: UTSI). Under his management, UTStarcom created the first digital loop carrier system and installed the first PHS (Personal Handyphone System) system in China. As an entrepreneur, he has successfully co-founded and built other ventures in the US, including World Communication Group and World PCS, Inc. Before forming his own companies, he worked at AT&T Bell Labs and Racal-Milgo Information System. With AT&T Bell Labs, he worked on Network Evolution Planning and representing AT&T Network System Division served on Network Management Protocol Forum. With Racal-Milgo, he worked on network management system architecture as a senior engineer. As part of the technologically trained community in China, he was elected Deputy Chairman of the Association of Privately Owned High-tech Enterprises in China. He has been elected president of the first Chinese PACS User and Providers Forum that promotes the international PCS standard worldwide. He also served on the boards of directors of many U.S. and Chinese companies, specifically Joray Enterprises Inc., Phoenix Tech Ltd. and World Communication Group. Mr. Wang has a BS in Computer Science and a MS in Electrical Engineering from University of Illinois, as well as an MBA in Marketing from Southeast-Nova University.

         Mr. Michael Chun Ha, age 35, is a Director. Mr. Ha has served on our board of directors since 2003. Mr. Ha graduated from the Faculty of Law, University of Hong Kong in 1994 with a bachelor degree in law and was admitted as a solicitor of the High Court of the Hong Kong Special Administrative Region in 1997 and a solicitor of the Supreme Court of England and Wales in 1998. From 1995 to 2002, Mr. Ha worked as a lawyer in a number of prestigious international and Hong Kong law firms, specializing in the areas of corporate finance, securities offerings, takeovers, cross-border mergers and acquisitions, venture capital, corporate restructuring, regulatory and compliance issues, project finance, and general commercial transactions and services in Hong Kong and the People's Republic of Hong Kong. In 2002, Mr. Ha commenced his own practice in the trade name of "Ha and Ho Solicitors". Mr. Ha specializes in the areas of general commercial transactions, corporate finance and civil and criminal litigation. Mr. Ha has been the company secretary of Shanxi Central Pharmaceutical International Company Limited, a Hong Kong main board listed company, and since 2003 Mr. Ha has been a director of a private investment company, Metro Concord Investment Limited.

         Mr. Jeremy Goodwin, age 31, is a Director. Mr. Goodwin has served as a Vice President with Global Capital Group since 2002. From 1999 to 2001, Mr. Goodwin worked for ING Barings in London as an International Associate working directly for the business manager to the CEO. One of his primary assignments was in Hong Kong with the ING Beijing Investment arm of Baring Private Equity Partners, a joint venture with the Beijing Municipal Government established in 1994 at the decree of then Chinese Premier Zhu Rong Ji and widely considered the first domestic Chinese Private Equity fund. Mr. Goodwin received his BS from Cornell University in 1996 in conjunction with the Institute of Higher International Studies in Geneva, Switzerland. He later pursued his advanced degree with Princeton University with a concentration in Chinese affairs which he completed at the prestigious Nanjing Chinese Studies Center of the Johns Hopkins School of Advanced International Studies. Jeremy is fluent in written and spoken Mandarin Chinese, French and has working knowledge of Dutch.

         Mr. Tao Jin, age 37, is a Director. Mr. Jin is a Vice President and Assistant General Counsel of J.P. Morgan Chase Bank. From 1999 to 2002, Mr. Jin served as a Senior New York Qualified Lawyer for Sullivan & Cromwell, which represented China Unicom, PetroChina and China Telecom in their IPO's and dual listings in New York and Hong Kong. From 1996 to 1999, Mr. Jin served as Associate Lawyer for Cleary, Gottlieb Steen & Hamilton, which represented various Fortune 500 companies and investment banks in public and private securities offerings and M&A activities. Mr. Jin received his Juris Doctor in 1996 with high honors from Columbia University, and received B.S. in Psychology in 1990 from Beijing University.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

         Based on the Company's review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC") or written representations from certain reporting persons, we believe that during fiscal year 2004, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934, except that Sino Mart Management Limited failed to timely file Form 4's reflecting four open market stock purchase transactions, Mr. Shao Jian Wang failed to timely File Form 4's reflecting three transactions, and Messrs. Jeremy Goodwin and Jin failed to timely file Form 3's.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each named executive officer.

------------------------- ------------- ----------------------------------- -------------------------------------------
                                                Annual Compensation                 Long Term Compensation Awards
------------------------- ------------- ----------------------------------- -------------------------------------------
         Name /                                                               Restricted       Stock       All Other
   Principal Position     Fiscal Year   Salary ($)  Bonus ($)    Other ($)  Stock Award ($)   Options      Comp. ($)
------------------------- ------------- ----------- ----------- ----------- --------------- ------------ --------------
Tony Tong, CEO            2004            $70,000        -           -              -          65,000          -
------------------------- ------------- ----------- ----------- ----------- --------------- ------------ --------------
                          2003           $100,000        -           -                        120,000          -
------------------------- ------------- ----------- ----------- ----------- --------------- ------------ --------------
                          2002           $110,000        -           -        $57,900         206,000          -
------------------------- ------------- ----------- ----------- ----------- --------------- ------------ --------------

OPTION GRANTS

The following table sets forth certain information with respect to stock option grants to our executive officers during the fiscal year ended December 31, 2004.

OPTION GRANTS DURING FISCAL YEAR 2004 (INDIVIDUAL GRANTS)

                                                                                  Potential  Realizable  Value at
                                                                                  Assumed  Rates of  Stock  Price
                                                                                  Appreciation for Option Term(3)
---------------------- ----------- -------------------- ----------- ------------- --------------- ----------------
                                   % of Total Options   Exercise
                       Options     Granted to Employees or          Expiration
Name                   Granted (1) in 2004 (2)          Base Price  Date          5%              10%
---------------------- ----------- -------------------- ----------- ------------- --------------- ----------------

Tony Tong, CEO         65,000      16%                  $2.00       July 26, 2007 $ 150,491       $ 173,030
---------------------- ----------- -------------------- ----------- ------------- --------------- ----------------

(1) All options were granted pursuant to our 1999 Stock Plan and as amended in 2002 and 2003. The options have a ten-year term and vest and become exercisable over three years. In the event of a change in control of the Company, the options will be substituted by the successor corporation or will fully vest and become exercisable for a period of fifteen days.

(2) Based on an aggregate of 2,000,000 shares subject to options granted to our employees in 2004.

(3) Potential realizable values are computed by (a) multiplying the number of shares of Common Stock subject to a given option by the exercise price, (b) assuming that the aggregate stock value from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire three-year term of the option and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future Common Stock prices.

OPTION EXERCISE AND VALUES

Aggregated Option Exercises During Fiscal Year 2004 and Fiscal Year-End Option Values.

The following table sets forth information for our executive officers relating to the number and value of securities underlying exercisable and unexercisable options they held at December 31, 2004 and sets forth the number of shares of Common Stock acquired and the value realized upon exercise of stock options held as of December 31, 2004 by our executive officers.

-------------------------- --------------- ------------- ---------------------------------- ------------------------------------
                               SHARES                                                           VALUE ($) OF UNEXERCISED
                            ACQUIRED ON       VALUE          NO. OF SECURITIES UNDERLYING   IN-THE-MONEY OPTIONS AT 12/31/04 (2)
          NAME                EXERCISE     REALIZED (1)    UNEXERCISED OPTIONS AT 12/31/04
-------------------------- --------------- ------------- ---------------------------------- ------------------------------------
                                                           Exercisable       Unexercisable     Exercisable       Unexercisable
-------------------------- --------------- ------------- ----------------- ---------------- ------------------ -----------------
Tony Tong, CEO                   0              $0            36,000             65,000          $293,760          $528,450
-------------------------- --------------- ------------- ----------------- ---------------- ------------------ -----------------


(1) The "Value Realized" is based on the closing price of our Common Stock as quoted on Nasdaq on the date of exercise, minus the per share exercise price, multiplied by the number of shares issued upon exercise of the option.

(2) The value of unexercised in-the-money options is calculated based on the difference between the closing price of $10.16 per share as quoted on Nasdaq on December 31, 2004, and the exercise price for the shares, multiplied by the number of shares underlying the option. The actual value of unexercised options fluctuate depending on the price of our Common Stock.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The Audit Committee is responsible for nominating the Company's independent auditors and reviewing any matters that might impact the auditors' independence from the Company; reviewing plans for audits and related services; reviewing audit results and financial statements; reviewing with management the adequacy of the Company's system of internal accounting controls, including obtaining from independent auditors management letters or summaries on such internal accounting controls; determining the necessity and overseeing the effectiveness of the internal audit function; reviewing compliance with the U.S. Foreign Corrupt Practices Act and the Company's internal policy prohibiting insider trading in its Common Stock; reviewing compliance with the SEC requirements for financial reporting and disclosure of auditors' services and audit committee members and activities; reviewing related-party transactions for potential conflicts of interest; and reviewing with corporate management and internal and independent auditors the policies and procedures with respect to corporate officers' expense accounts and perquisites, including their use of corporate assets.

         The board of directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Peter Wang, Michael Chun Ha, Jeremy Goodwin and Tao Jin, each of whom are considered "independent" under the Nasdaq SmallCap Market listing standards currently in effect.

         The board of directors has determined that each of the members of the audit committee qualify as an "audit committee financial expert" under the Securities and Exchange Commission's definition.

COMPENSATION OF DIRECTORS

         DIRECTORS' FEES. All of the Company's directors are reimbursed for out-of-pocket expenses relating to attendance at meetings. Each director is paid a sign-on bonus of 10,000 stock options of common stock of the Company. Each director is also entitled to US$500 for each board meeting that such director attends in person, by conference call, or by committee action and US$200 for each committee meeting, payable by cash, common stock or stock options of the Company, at the option of the Company.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

         On December 30, 2002, we entered into an Executive Employment Contract with Tony Tong. Mr. Tong currently serves as our Chief Executive Officer. The employment agreement provides for Mr. Tong to earn an annual base salary of $100,000 in cash, plus $60,000 in stock compensation annually until April 1, 2005. Mr. Tong is also eligible for an annual bonus for each fiscal year during the term of his contract based on performance standards as the Board or compensation committee designates. Mr. Tong is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, tax preparation expenses of $2,000 per year, and cash bonus based on our net profit.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 31, 2004 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                     NUMBER OF      % OF COMMON
                                                   SHARES STOCK        STOCK
                                                   BENEFICIALLY     BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNED(1)         OWNED
------------------------------------               ------------     ------------

Sino Mart Management Ltd. (2)
c/o ChoSam Tong
16E, Mei On Industrial Bldg.
17 Kung Yip Street, Kwai Chung, NT, Hong Kong        1,850,000         15.4%

ChoSam Tong (3)
16E, Mei On Industrial Bldg.
17 Kung Yip Street, Kwai Chung, NT, Hong Kong        1,903,000         15.8%

Kin Shing Li (4)
Rm. 3813, Hong Kong Plaza
188 Connaught Road West, Hong Kong                   1,150,000          9.6%

Tony Tong (5)                                          300,000          2.5%

Victor Tong (6)                                        145,000          1.2%

ShaoJian (Sean) Wang (7)                                25,000           *

Peter Wang(8)                                           25,000           *

Michael Chun Ha(9)                                      25,000           *

Tao Jin (10)                                             5,000           *

Jeremy Goodwin (11)                                      5,000           *

All directors and officers as a group (6 persons)      530,000          4.4%


    *    Less than one percent.

    **   The address for each beneficial owner not otherwise specified is:
         c/o PacificNet Inc., 860 Blue Gentian Rd., Suite 360, Eagan, MN 55121. USA.

    (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.
    (2) Sino Mart Management Ltd. is owned by Mr. ChoSam Tong, the father of Messrs. Tony Tong and Victor Tong. Includes 600,000 warrants issued to Sino Mart which was approved at a special stockholder meeting held on March 25, 2002.
    (3) Includes shares of common stock of Sino Mart Management Ltd., which is owned by Mr. ChoSamTong.
    (4) Information obtained from the Schedule 13D/A filed by Mr. Kin Shing Li on October 14, 2003.

    (5) Includes Currently Exercisable Options to acquire 101,000 shares of common stock. Excludes 1,850,000 shares owned by Sino Mart Management Ltd., as to which shares Mr. Tony Tong disclaims beneficial ownership.
    (6) Includes Currently Exercisable Options to acquire 109,000 shares of common stock. Excludes 1,850,000 shares owned by Sino Mart Management Ltd., as to which shares Mr. Victor Tong disclaims beneficial ownership.
    (7)  Represents shares issuable upon exercise of Currently Exercisable
         Options.
    (8)  Represents shares issuable upon exercise of Currently Exercisable
         Options.
    (9)  Represents shares issuable upon exercise of Currently Exercisable
         Options.
    (10) Represents shares issuable upon exercise of Currently Exercisable Options.
    (11) Represents shares issuable upon exercise of Currently Exercisable Options.


EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2004:

                                                                          Weighted-average
                                              Number of securities to     exercise price of      Remaining available
                                              be issued upon exercise   outstanding options,    for further issuance
                                              of outstanding options,    warrants and rights        under equity
                                                warrants and rights              ($)             compensation plans
Equity compensation plans approved by
security holders (under 1998 Stock Option
Plan)(1)                                              804,100                   2.90                   522,000
Equity compensation plans approved by
security holders (under 2005 Stock Option
Plan)(2)                                                 0                      N/A                  2,000,000
Equity compensation plans not approved by
security holders                                        N/A                     N/A                     N/A

(1) Reflects options granted and available for issuance under the 1998 Stock Option Plan.
(2) Reflects options granted and available for issuance under the 2005 Stock Option Plan.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

2.1             Share Exchange Agreement by and among Davin Enterprises, Inc.,
                Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                December 15, 1997. (1)
2.2             Share Exchange Agreement dated February 17, 2000, between
                Registrant and holders of membership interests in PacificNet.com
                LLC.(2)
2.3             Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
                PacificNet.com LLC. (2)
2.4             Agreement dated September 30, 2000, among the Company and the
                "Purchasers" named therein. (3)
2.5             Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6             Deed of Waiver, dated October 3, 2000, by Creative Master
                Limited in favor of the Company. (3)
3.1             Certificate of Incorporation, as amended. (4)
3.2             Form of Amended By Laws of the Company. (4) Specimen Stock
                Certificate of the Company.
4.1             Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2             Form of Common Stock Warrant issued to each of the purchasers
                (5)
4.3             Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4             Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
10.1            Form of Indemnification Agreement with officers and directors.
                (1)
10.2            Amendment to 1998 Stock Option Plan. (8)
10.3            Form of Notice of Stock Option Grant and Stock Option Agreement
                under the 1998 Stock Option Plan. (2)
10.4            Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6            Sub-Lease Agreement dated August 30, 2002.(8)
10.7            Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8            Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9            Securities Purchase Agreement, dated as of December 9, 2004, among PacificNetInc. and the purchasers identified therein (10)
10.10           Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11           Agreement for the Sale and Purchase of Shares in Shanghai
                Classic Group Limited (4)
10.12           Agreement for the Sale and Purchase of Shares of Cheer Era
                Limited (11)
10.13           Agreement for the Sale and Purchase of Shares in Smartime
                Holdings Limited
10.14+          Agreement for the Sale and Purchase of Shares in GuangZhou
                Dianxun Digital Network Technology Co., Ltd.
10.15+          PacificNet Inc. 2005 Stock Option Plan

10.16+          Agreement for the Sale and Purchase of Shares in GuangZhou 3G
                Information Technology Co., Ltd.
14              Code of Ethics (9)
21              List of Subsidiaries
31.1            CEO Certification Pursuant to Section 302 The Sarbanes-Oxley Act
                of 2002
31.2            CFO Certification Pursuant to Section 302 The Sarbanes-Oxley Act
                of 2002
32              CEO and CFO Certification Pursuant to Section 906 of The
                Sarbanes-Oxley Act of 2002
99.2            Subscription Agreement by and between the Company and Sino Mart
                Management Ltd., dated as of December 9, 2001 (6)
99.3            19.9% Private Placement Agreement and Amendments between Ho
                Shu-Jen and PacificNet.com Inc. (7)

----------------
+   Filed herewith.
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 8-K filed on August 11,
    2000.
(3) Incorporated by reference to the Company's Form 8-K filed on October 17,
    2000.
(4) Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5) Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6) Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8) Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9) Incorporated by referenced to the Company's Form 10-KSB filed on April
    2, 2004.
(10) Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11) Incorporated by reference to the Company's Form 8-K filed on April 19,
     2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During fiscal years ended December 31, 2004 and 2003, our principal independent auditor was Clancy and Co., P.L.L.C. and its Hong Kong affiliate HLB Hodgson Impey Cheng (collectively, "Clancy".) The following is a summary of the Services provided and fees billed to us by Clancy:

AUDIT FEES

         The aggregate fees billed by Clancy for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December31, 2004 and 2003, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2004 and 2003 were $75,100 and $50,650, respectively.

AUDIT RELATED FEES

         The aggregate fees billed by Clancy for professional services rendered for audit related services, primarily related to the Company's registration statements on Form SB-2 for fiscal years 2004 and 2003 were $7,860 and $3,200, respectively.

TAX FEES

         None

ALL OTHER FEES

         None

PRE-APPROVAL OF SERVICES

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

                                                   PACIFICNET INC.

Date: April 15, 2005                               BY:  /S/ TONY TONG
                                                   ----------------------------
                                                   Tony Tong
                                                   Chief Executive Officer
                                                   Principal Executive Officer)


Date: April 15, 2005                               BY:  /S/ SHAO JIAN WANG
                                                   -----------------------------
                                                   Shao Jian Wang
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                                 DATE
----                        -----                                 ----

/s/ TONY TONG               Director, Chairman and CEO            April 15, 2005
------------------------
Tony Tong

/s/ VICTOR TONG             Director, President and Secretary     April 15, 2005
------------------------
Victor Tong

/s/ SHAO JIAN WANG          Director and CFO                      April 15, 2005
------------------------
Shao Jian Wang

/s/ PETER WANG              Director                              April 15, 2005
------------------------
Peter Wang

/s/ MICHAEL CHUN HA         Director                              April 15, 2005
------------------------
Michael Chun Ha

/s/ TAO JIN                 Director                              April 15, 2005
------------------------
Tao Jin

/s/ JEREMY GOODWIN          Director                              April 15, 2005
------------------------
Jeremy Goodwin

INDEX TO EXHIBITS

                                    EXHIBIT

NUMBER          DESCRIPTION
------          -----------
2.1             Share Exchange Agreement by and among Davin Enterprises, Inc.,
                Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                December 15, 1997. (1)
2.2             Share Exchange Agreement dated February 17, 2000, between
                Registrant and holders of membership interests in PacificNet.com
                LLC.(2)
2.3             Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
                PacificNet.com LLC. (2)
2.4             Agreement dated September 30, 2000, among the Company and the
                "Purchasers" named therein. (3)
2.5             Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6             Deed of Waiver, dated October 3, 2000, by Creative Master
                Limited in favor of the Company. (3)
3.1             Certificate of Incorporation, as amended. (4)
3.2             Form of Amended By Laws of the Company. (4) Specimen Stock
                Certificate of the Company.
4.1             Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2             Form of Common Stock Warrant issued to each of the purchasers
                (5)
4.3             Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4             Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
10.1            Form of Indemnification Agreement with officers and directors.
                (1)
10.2            Amendment to 1998 Stock Option Plan. (8)
10.3            Form of Notice of Stock Option Grant and Stock Option Agreement
                under the 1998 Stock Option Plan. (2)
10.4            Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6            Sub-Lease Agreement dated August 30, 2002.(8)
10.7            Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8            Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9            Securities Purchase Agreement, dated as of December 9, 2004, among PacificNetInc. and the purchasers identified therein (10)
10.10           Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11           Agreement for the Sale and Purchase of Shares in Shanghai
                Classic Group Limited (4)
10.12           Agreement for the Sale and Purchase of Shares of Cheer Era
                Limited (11)
10.13           Agreement for the Sale and Purchase of Shares in Smartime
                Holdings Limited
10.14+          Agreement for the Sale and Purchase of Shares in GuangZhou
                Dianxun Digital Network Technology Co., Ltd.
10.15+          PacificNet Inc. 2005 Stock Option Plan
10.16+          Agreement for the Sale and Purchase of Shares in GuangZhou 3G
                Information Technology Co., Ltd.
14              Code of Ethics (9)
21              List of Subsidiaries
31.1            CEO Certification Pursuant to Section 302 The Sarbanes-Oxley Act
                of 2002
31.2            CFO Certification Pursuant to Section 302 The Sarbanes-Oxley Act
                of 2002
32              CEO and CFO Certification Pursuant to Section 906 of The
                Sarbanes-Oxley Act of 2002
99.2            Subscription Agreement by and between the Company and Sino Mart
                Management Ltd., dated as of December 9, 2001 (6)
99.3            19.9% Private Placement Agreement and Amendments between Ho
                Shu-Jen and PacificNet.com Inc. (7)

----------------
+   Filed herewith.
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2) Incorporated by reference to the Company's Form 8-K filed on August 11,
    2000.
(3) Incorporated by reference to the Company's Form 8-K filed on October 17,
    2000.
(4) Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5) Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6) Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8) Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9) Incorporated by referenced to the Company's Form 10-KSB filed on April
    2, 2004.
(10) Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11) Incorporated by reference to the Company's Form 8-K filed on April 19,
     2004.