Form 10QSB
period 2005-03-31
PACIFICNET INC
filed 2005-05-16
CIK 815017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ___________

                                   FORM 10-QSB

 /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
     / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

601 New Bright Building, 11 Sheung Yuet Road,                        N/A
       Kowloon Bay, Kowloon, Hong Kong                            (Zip Code)

  (Address of principal executive offices)

                REGISTRANT'S TELEPHONE NUMBER: 011-852-2876-2900

         UNIT 2710, HONG KONG PLAZA, 188 CONNAUGHT ROAD WEST, HONG KONG
         --------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 9,848,583 shares of the Company's common stock outstanding on March 31, 2005.

Transitional Small Business Disclosure Format (check one): YES / / NO / X /



                                          TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----


PART I -          FINANCIAL INFORMATION......................................................2

         ITEM 1.           FINANCIAL STATEMENTS..............................................2

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........7

         ITEM 3.           CONTROLS AND PROCEDURES..........................................13

PART II -         OTHER INFORMATION.........................................................13

         ITEM 1.           LEGAL PROCEEDINGS................................................13

         ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......13

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES..................................13

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13

         ITEM 5.           OTHER INFORMATION................................................13

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.................................14



                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       PACIFICNET INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                (In thousands of United States dollars, except par values and share numbers)

                                                                        MARCH 31, 2005     DECEMBER 31, 2004
                                                                           (UNAUDITED)          (AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                                $        2,323  $        6,764
Restricted cash - pledged bank deposit                                            3,501           3,501
Accounts Receivables (net of allowance for doubtful accounts of $0)               5,842           5,644
Inventories                                                                       1,727           1,297
Other Current Assets                                                              6,103           4,325
                                                                         --------------- ---------------
    TOTAL CURRENT ASSETS                                                         19,496          21,531
Property and Equipment, net                                                       1,059           1,118
Investments in affiliated companies and subsidiaries                              1,260           1,063
Marketable equity securities - available for sale                                    65              29
Goodwill                                                                          9,132           8,912
                                                                         --------------- ---------------
TOTAL ASSETS                                                             $       31,012   $      32,653
                                                                         =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                      $           69   $         651
Bank Loans-current portion                                                        1,035           1,327
Capital Lease Obligations - current portion                                         113              80
Accounts Payable                                                                  1,271           3,150
Accrued Expenses and other payables                                                 524             128
Income  tax payable                                                                  --              10
Due to related party                                                                467              --
                                                                         --------------- ---------------
   TOTAL CURRENT LIABILITIES                                                      3,479           5,346

Long-term liabilities:
Bank Loans - non current portion                                                     77              69
Capital Lease Obligations - non current portion                                     126             129
   Total Long-Term Liabilities                                                      203             198
TOTAL LIABILITIES                                                                 3,682           5,544

Minority Interests in Consolidated Subsidiaries                                   2,198           2,396
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   Issued and outstanding - none                                                     --              --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
   Issued and outstanding:
     March 31, 2005 - 10,684,737  issues; 9,848,583 outstanding
     December 31, 2004 - 10,627,737 shares, 9,791,583 outstanding                     1               1
Treasury Stock, at cost (836,154 shares)                                           (104)           (104)
Additional Paid-In Capital                                                       53,919          53,916
Cumulative Other Comprehensive Loss                                                 (24)            (24)
Accumulated Deficit                                                             (28,660)        (29,076)
                                                                         --------------- ---------------
TOTAL STOCKHOLDERS' EQUITY                                                       25,132          24,713
                                                                         --------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       31,012  $       32,653
                                                                         =============== ===============
See condensed notes to consolidated financial statements.


                        PACIFICNET INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
       (Unaudited. In thousands of United States dollars, except earnings per share and share amounts)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2005          2004
                                                      --------      --------

Revenues                                              $ 9,133       $ 3,502

Cost of Revenues                                       (7,483)       (2,253)
                                                      --------      --------

Gross Profit                                            1,650         1,249

Selling, General and Administrative expenses             (810)         (777)
Depreciation and amortization                             (43)          (67)
                                                      --------      --------


EARNINGS FROM OPERATIONS                                  797           405

Other income (expense), net                                93            64
                                                      --------      --------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST        890           469

Provision for income taxes                                (24)           --
Share of loss of associated companies                      (8)           --
Minority Interests                                       (443)         (328)
                                                      --------      --------

NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS         $   415       $   141
                                                      --------      --------

BASIC EARNINGS PER COMMON SHARE:                      $  0.04       $  0.02
                                                      --------      --------

DILUTED EARNINGS PER COMMON SHARE:                    $  0.04       $  0.02
                                                      --------      --------


See condensed notes to consolidated financial statements.


                                  PACIFICNET INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
           (In thousands of United States dollars, except loss per share and share amounts)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                            2005            2004
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                              $    415       $    141
Adjustment to reconcile net earnings to net cash used in operating activities:
Minority Interest                                                             (198)           809
Depreciation and amortization                                                   43             67
Accounts receivable and other current assets                                (1,976)        (2,285)
Inventories                                                                   (430)          (580)
Income taxes                                                                   (10)            --
Accounts payable and accrued expenses                                       (1,482)           808
                                                                          ---------      ---------

Net cash used in operating activities                                       (3,638)        (1,040)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in purchase of marketable securities                                  (36)            --
Acquisition of property and equipment                                           63           (128)
Acquisition of subsidiaries                                                   (233)          (232)
                                                                          ---------      ---------

Net cash used in investing activities                                         (206)          (360)
                                                                          ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Dividend paid to minority interest shareholders                               (339)            --
Loans from related parties                                                     467             --
Repayment of amount borrowed                                                  (836)        (2,812)
Proceeds from sale of common stock                                              --          2,813
Proceeds from exercise of stock options                                        111             55
New bank loans                                                                  --          1,645
                                                                          ---------      ---------

Net cash provided by (used in) financing activities                           (597)         1,701
                                                                          ---------      ---------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                        (4,441)           301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               6,764          3,823
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  2,323       $  4,124
                                                                          =========      =========

CASH PAID FOR:
     Interest                                                             $     45             59
     Income taxes                                                         $     34             --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries acquired through issuance of common stock            --       $  4,000
Common stock issued as a result of exercise of stock options                    --       $      5



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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the Management's Discussion and Analysis included in elsewhere in this report and the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB.


2.       EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, "Earnings Per Share." Diluted EPS is computed using weighted average shares outstanding plus additional shares issued as if in-the-money options and warrants were exercised (utilizing the treasury stock method).

The computation of basic and diluted earnings per share is as follows:


(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED
 SHARES AND PER SHARE AMOUNTS)
                                                                            THREE MONTHS ENDED
                                                                      -------------------------------
                                                                      MARCH 31, 2005   MARCH 31, 2004
                                                                      --------------   --------------

Numerator-net earnings                                                   $      415      $      141

Denominator-weighted average shares to compute basic eps                  9,794,088       6,642,095
                                                                         ==========      ==========

Basic eps shares                                                          9,794,088       6,642,095
Potential dilutive from assumed exercise of stock options/warrants        1,034,103         813,073

                                                                         ----------      ----------
Denominator - weighted average number of shares                          10,828,191       7,455,168
                                                                         ==========      ==========

Basic earnings per share                                                 $     0.04      $     0.02
Diluted earnings per share                                               $     0.04      $     0.02

3.       BUSINESS ACQUISITIONS

On March 30, 2005, the Company entered into an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), through the purchase of a 51% interest of Guangzhou3G-WOFE's parent company, Pacific 3G Information & Technology Co. Limited (Guangzhou3G-BVI), a British Virgin Islands company.

PacificNet Holdings agreed to purchase 23,050 shares (the "Sale Shares") of 3G-BVI from Asiafame International Limited, Stargain International Limited and Trilogic Investments Limited, with principle place of business located in the People's Republic of China (the "Sellers"), and directly subscribed to 3G-BVI to purchase 5,000 shares (the "Subscribed Shares"). The closing of the transactions is subject to the completion of customary closing conditions, including the completion of business and financial due diligence, and is expected to occur on or prior to April 30, 2005.

         The total consideration paid for the Sale Shares was payable as follows:

         (i) USD$1,183,000 payable to the Sellers in cash within 30 days after the closing of the transaction;

         (ii) USD$4,182,000, by delivery of 522,750 shares of common stock, par value $0.0001 per share (the "Common Stock") of PacificNet (the "PacificNet Shares") to the Sellers. The PacificNet Shares are to be held in an escrow account with an Escrow Agent designated by PacificNet Holdings. The first installment of the PacificNet Shares in the amount of 130,050 will be released 45 days after the closing of the transaction. The remaining installments will be released in equal installments of 98,175 shares within 30 days after the end of each quarter, including the quarter ended March 31, 2005, provided that Guangzhou 3G attains certain net income milestones by the end of each quarter. The Sellers will be entitled to receive all of the PacificNet Shares if Guangzhou 3G has achieved cumulative net income for the year ended December 31, 2005 of not less than USD$2,000,000. The Sellers appointed Tony Tong and Victor Tong, PacificNet's current CEO and President, respectively, as proxy for the Sellers for a period of 10 years with full power to vote the PacificNet Shares at all meetings of stockholders of the Registrant.

         (iii) issuance of warrants to purchase up to 100,000 shares of the PacificNet's Common Stock. The exercise price of the warrants is the 5-Day Volume Weighted Average Price of the PacificNet's Common Stock prior to March 30, 2005. The warrant is exercisable for a period of 3 years.

         PacificNet Holdings subscribed to 3G-BVI to purchase an additional 5,000 shares. The total purchase price for the Subscribed Shares is USD$500,000, payable within 45 days after the delivery of (i) stock powers transferring theSale Shares to PacificNet Holdings; (ii) stock certificates for the Sale Shares and the Subscribed Shares; (iii) an executed Subscription Agreement for the Subscribed Shares; and (iv) minutes of the Board of Directors and shareholders of Guangzhou 3G and 3G-BVI approving the transaction.


4.       STOCKHOLDERS' EQUITY

For the period ended March 31, 2005, the Company issued 57,000 shares as a result of exercise of share options for cash consideration of $111,400.

Common Stock Repurchase Program.
--------------------------------

The Company's Board of Directors has approved a Corporate Stock Repurchase Program to purchase up to US$800,000 worth of outstanding shares of its common stock in open market transactions, from time to time, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. The purpose of the repurchase program is to enhance shareholder value. During the three months ended March 31, 2005, the Company did not repurchase any shares.

5.       STOCK-BASED COMPENSATION

During the quarter ended March 31, 2005, the Company granted stock options to purchase 260,000 of the Company's common stock at $6.57 per share (based on the market price on February 25, 2005) which will expire on February 25, 2009. During the quarter ended March 31, 2005, no options were canceled or forfeited, and 57,000 options were exercised for proceeds of $111,400. As of March 31, 2005, there were 1,007,100 stock options outstanding and 490,000 options exercisable. The weighted average exercise price of the options outstanding and exercisable is $5.50 and $2.07, respectively, and the weighted average remaining contractual life is 3.50 and 1.50 and years, respectively.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share would have been reflected as follows at March 31:

                                                            2005          2004
                                                          -------       -------
Net earnings (loss)
  As reported                                             $   415       $   141
  Stock-based employee compensation cost, net of tax       (1,545)           --
                                                          --------      --------
  Pro forma                                               $(1,130)      $   141
                                                          ========      ========
Earnings (loss) per share
  As reported                                             $  0.04        $  0.02
                                                          ========      ========
  Pro forma                                               $ (0.04)       $  0.02
                                                          ========      ========

The fair value of options granted during the quarter ended March 31, 2005, was approximately $5.94 per option based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of three years; b) expected volatility of 124.58%, c) dividend yield of 0%; and d) a risk free interest rate of 3.75%.


6. SEGMENT INFORMATION


The Company's reportable segments are operating units, which represent the operations of the Company's significant business operations. PacificNet's operations include the following three groups:

         (1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

         (2) Value-Added Telecom Services (VAS): including Interactive Voice Response (IVR), SMS and related VAS.

         (3) Communication Products Distribution Services: including calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service Kiosks.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment earnings (loss), income and expense not allocated to reportable segments.

----------------------- -------------------- ------------------ --------------------- ----------------- --------------
                                1.                               3. Communications
                            Outsourcing              2.             Distribution
FOR THE PERIOD ENDED         Business          VAS Business           Business         Admin & Other        TOTAL
MARCH 31, 2005                  ($)                 ($)                 ($)                 ($)              ($)
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                    3,064,000           1,330,000           4,676,000             63,000         9,133,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Earnings / (Loss)
from Operations               239,000             580,000             129,000            (151,000)         797,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

We were incorporated in the state of Delaware in 1987. Our business consists of three groups, all of which operate within the outsourcing and telecommunications industries in Asia, primarily greater China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), Macau Special Administrative Region, and Taiwan. Through our subsidiaries we provide outsourcing services, value-added telecom services
(VAS), and communication products distribution services. Our business process outsourcing (BPO) services include call centers providing customer relationship management (CRM) and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems, and VOIP, as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). Recently, we commenced our communication products distribution service, through wholesale and, to a lesser extent, retail sale and distribution of calling cards in China, and we have recently invested in a company that distributes multimedia interactive self-service kiosks. We intend to continue to grow our business by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

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

                                                         QUARTER ENDED
                                                         -------------
                                                       MARCH 31,  MARCH 31,
---------------------------------------------------------------------------
                                                        2005         2004
---------------------------------------------------------------------------

Revenues                                               100%         100.0%
---------------------------------------------------------------------------
Cost of Revenues                                       (81.9%)      (64.3%)
---------------------------------------------------------------------------
Gross Margin                                            18.1%        35.7%
---------------------------------------------------------------------------
Selling, general and administrative expense             (8.9%)      (22.2%)
---------------------------------------------------------------------------
Depreciation and amortization                           (0.5%)      (1.9%)
---------------------------------------------------------------------------
Earnings from operations                                 8.7%        11.6%
---------------------------------------------------------------------------

Other income (expenses), net                             1.0%         1.8%
---------------------------------------------------------------------------

Provision for income taxes                              (0.3%)       --
---------------------------------------------------------------------------
Share result of associated company                      (0.1%)       --
---------------------------------------------------------------------------
Minority interest                                       (4.8%)       (9.4%)
---------------------------------------------------------------------------

Net earnings                                             4.5%         4.0%
---------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES. Revenues for the three months ended March 31, 2005 were $9,133,000, an increase of $5,631,000 from $3,502,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, revenues of $3,064,000, $1,330,000 and $4,676,000 were derived from the services rendered by the Company's three operating units: Outsourcing Services, Value-Added Services, and Communications Products Distribution Services, respectively.

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

PacificNet's operations include the following three groups:

         (1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

         (2) Value-Added Telecom Services (VAS): including Interactive Voice Response (IVR), SMS and related VAS.

         (3) Communication Products Distribution Services: including calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service Kiosks.

Summarized financial information concerning each of our main operating units is set forth in the following table. The "Admin & Other" column included our other insignificant subsidiaries and corporate related items.

----------------------- -------------------- ------------------ --------------------- ----------------- --------------
FOR THE PERIOD ENDED            1.                              3. Communications
                            Outsourcing             2.              Distribution
                             Business          VAS Business           Business         Admin & Other        TOTAL
MARCH 31, 2005                  ($)                 ($)                 ($)                 ($)              ($)
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                    3,064,000           1,330,000           4,676,000             63,000         9,133,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                    239,000             580,000             129,000            (151,000)         797,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------


COST OF REVENUES. Cost of revenues for the three months ended March 31, 2005 was $7,483,000, an increase of $5,230,000 from $2,253,000 for the three months ended March 31, 2004. The increase is directly associated with the corresponding increase in revenues.

GROSS PROFIT. Gross profit for the three months ended March 31, 2005 was $1,650,000, an increase of $401,000 from $1,249,000 for the three months ended March 31, 2004. Gross margin for the three months ended March 31, 2005, was 18% of total revenues. We believe that our gross margin overall approximates the industry standards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $810,000 for the three months ended March 31, 2005, an increase of $33,000, from $777,000 for the three months ended March 31, 2004. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs.

INCOME TAXES. Income tax provision was $24,000 for the three months ended March 31, 2005, as compared to $0 for the three months ended March 31, 2004. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended March 31, 2005 totaled $(443,000), compared with $(328,000) for the same period in the prior year, which represents the outside ownership interest in a subsidiary that is consolidated with the parent for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS. As of March 31, 2005, the Company had cash and cash equivalents of $2,323,000 as compared to $6,764,000 at December 31, 2004.

WORKING CAPITAL. The Company's working capital decreased to $16,016,000 at March 31, 2005, as compared to $ 16,185,000 at December 31, 2004. When compared to balances at December 31, 2004, the minimal decrease in working capital at March 31, 2005 was primarily due to overall net decreases in the working capital accounts resulting from reductions in cash used for payments on accounts payable and accrued liabilities and banking loans.

NET CASH FROM OPERATING ACTIVITIES. Net cash used in operating activities was $3,638,000 for the three months ended March 31, 2005 as compared to net cash used in operating activities of $1,040,000 for the three months ended March 31, 2004. Net cash used in operating activities in the three months ended March 31, 2005 was primarily due to advances to related entities of $876,000, prepayment for planned purchase of office in Beijing for $300,000, payments made to reduce liabilities such as accounts payable and accrued expenses of $1,483,000 and banking loans of $836,000, and purchases of inventories of $430,000 to respond to future demand for our products.

NET CASH FROM INVESTING ACTIVITIES.

NET CASH FROM FINANCING ACTIVITIES. Net cash used in financing activities for the three months ended March 31, 2005 was $597,000 representing repayment of banking facilities of $836,000 primarily by EPRO, dividend paid out of $339,000 to minority interest shareholders by Linkhead, and cash received of $111,400 from the exercise of 57,000 share options. Net cash provided by financing activities for the three months ended March 31, 2004 was $1,701,000, which was primarily a result of common stock sold for cash of $2,868,000 offset by net repayments on banking loans of $1,167,000.

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

OFF-BALANCE SHEET ARRANGEMENTS. We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during 2005.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS. We have significant cash resources to meet our contractual obligations as of March 31, 32005, as detailed below:


                             Payments Due by Period

                                                      Less than
       Contractual Obligations           Total         1 year        1-3 years      4-5 years   After 5 years
       -----------------------           -----         ------        ---------      ---------   -------------
Line of credit                        $   69,000    $   69,000            --         --           --

Bank Loans                            $ 1,112,000    $ 1,035,000     $  77,000         --           --

Operating leases                      $   104,000    $   104,000            --         --           --

Capital leases                        $   239,000    $   113,000     $ 126,000         --           --
                                      ------------   ------------    ----------

Total cash contractual obligations    $ 1,524,000    $ 1,321,000     $ 203,000
                                      ============   ============    ==========

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
31.1               Rule 13a-14(a) Certification of Chief Executive Officer
31.2               Rule 13a-14(a) Certification of Chief Financial Officer
32.1               18 U.S.C. Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PACIFICNET INC.

Date: May 15, 2005                              By: /s/ TONY TONG
                                                    -------------------
                                                Tony Tong
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date: May 15, 2005                              By: /s/ WANG SHAO JIAN
                                                    -------------------
                                                Wang Shao Jian
                                                Chief Financial Officer
                                                (Principal Financial Officer)