Form 10QSB
period 2005-06-30
PACIFICNET INC
filed 2005-08-16
CIK 815017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ___________

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____
                        COMMISSION FILE NUMBER: 000-24985


                                 PACIFICNET INC.
--------------------------------------------------------------------------------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

There were 10,728,808 shares of the Company's common stock outstanding on July 23, 2005.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................2

     ITEM 1. FINANCIAL STATEMENTS..............................................2

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10

     ITEM 3. CONTROLS AND PROCEDURES..........................................19

PART II - OTHER INFORMATION...................................................20

     ITEM 1. LEGAL PROCEEDINGS................................................20

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......20

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................20

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............20

     ITEM 5. OTHER INFORMATION................................................20

     ITEM 6. EXHIBITS.........................................................20

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   PACIFICNET INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                          (Unaudited. In thousands of United States dollars,
                                 except par values and share numbers)

                                                                         JUNE 30, 2005  DECEMBER 31, 2004
                                                                          (UNAUDITED)     (AUDITED)
                                                                          -----------    -----------
ASSETS
Current Assets:
Cash and cash equivalents                                                 $     5,364    $     6,764
Restricted cash - pledged bank deposit                                            705          3,501
Accounts Receivables (net of allowance for doubtful accounts of $0)             8,175          5,644
Inventories                                                                     2,188          1,297
Loans receivable from related parties                                           1,157             --
Loans receivable from third parties                                             2,081             --
Other Current Assets                                                            2,769          4,325
                                                                          -----------    -----------
    TOTAL CURRENT ASSETS                                                       22,439         21,531
Property and Equipment, net                                                     2,178          1,118
Investments in affiliated companies and subsidiaries                            1,271          1,063
Marketable equity securities - available for sale                                 450             29
Goodwill                                                                       12,648          8,912
                                                                          -----------    -----------
TOTAL ASSETS                                                              $    38,986    $    32,653
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                       $       793    $       651
Bank Loans-current portion                                                        923          1,327
Capital Lease Obligations - current portion                                       135             80
Accounts Payable                                                                2,586          3,150
Accrued Expenses and other payables                                               913            128
Provision for taxation                                                             33             10
Due to related party                                                              390             --
                                                                          -----------    -----------
  TOTAL CURRENT LIABILITIES                                                     5,773          5,346
Long-term liabilities:                                                             --             --
Bank Loans - non current portion                                                1,200             69
Capital Lease Obligations - non current portion                                   136            129
                                                                          -----------    -----------
  TOTAL LONG-TERM LIABILITIES                                                   1,336            198
                                                                          -----------    -----------
TOTAL LIABILITIES                                                               7,109          5,544
                                                                          -----------    -----------

Minority Interests in Consolidated Subsidiaries                                 3,207          2,396
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
  Issued and outstanding - none                                                    --             --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares
  Issued and outstanding:
    June 30, 2005 - 11,961,687 issued; 10,728,808 outstanding
    December 31, 2004 - 10,627,737 shares issued, 9,791,583 outstanding             1              1
Treasury Stock, at cost - 836,154 shares                                         (104)          (104)
Additional Paid-In Capital                                                     56,865         53,916
Cumulative Other Comprehensive Loss                                               (24)           (24)
Accumulated Deficit                                                           (28,068)       (29,076)
                                                                          -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                                     28,670         24,713
                                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    38,986    $    32,653
                                                                          ===========    ===========


See condensed notes to consolidated financial statements.





                                        PACIFICNET INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
   (Unaudited. In thousands of United States dollars, except earnings/(loss) per share and share amounts)


                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------

Revenues                                       $     10,752    $      8,084    $     19,885    $     11,586
                                               ------------    ------------    ------------    ------------
Cost of Revenues                                     (8,536)         (6,789)        (16,020)         (9,042)
                                               ------------    ------------    ------------    ------------
Gross Profit                                          2,216           1,295           3,865           2,544

Selling, General and Administrative expenses         (1,032)           (875)         (1,884)         (1,652)

Depreciation and amortization                           (60)            (73)           (141)           (140)
                                               ------------    ------------    ------------    ------------

EARNINGS FROM OPERATIONS                              1,124             347           1,840             752

Other income (expense), net                             239              10             406              74
                                               ------------    ------------    ------------    ------------

EARNINGS BEFORE INCOME TAXES AND MINORITY             1,363             357           2,246             826
     INTEREST

Provision for income taxes                              (33)             --             (57)             --
Share of income of associated companies                  12              17               4              17

Minority Interests                                     (745)           (323)         (1,185)           (651)
                                               ------------    ------------    ------------    ------------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS   $        597    $         51    $      1,008    $        192
                                               ============    ============    ============    ============

BASIC EARNINGS PER COMMON SHARE:               $       0.06    $       0.01    $       0.10    $       0.03
                                               ============    ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE:             $       0.06    $       0.01    $       0.10    $       0.03
                                               ============    ============    ============    ============


See condensed notes to consolidated financial statements.





                                   PACIFICNET INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
           (In thousands of United States dollars, except loss per share and share amounts)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2005            2004
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                              $     1,008    $       192
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity earnings (loss) of associated company                                       (4)           (17)
Provision for income taxes                                                         57             --
Minority Interest                                                                 811          1,203
Depreciation and amortization                                                     141            140
Decrease in restricted cash                                                     2,796             --
Accounts receivable and other current assets                                     (975)        (2,804)
Increase in loan receivables                                                   (3,238)            --
Inventories                                                                      (891)          (975)
Accounts payable and accrued expenses                                             221          1,122
                                                                          -----------    -----------
Net cash used in operating activities                                             (74)        (1,139)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Increase in purchase of marketable securities                                    (421)            --
Acquisition of property and equipment                                          (1,200)          (278)
Acquisition of subsidiaries                                                    (3,984)        (1,160)
Acquisition of investee company                                                    --           (385)
                                                                          -----------    -----------

Net cash used in investing activities                                          (5,605)        (1,823)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loans from related parties                                                        390             --
Advances (repayments) under bank line of credit                                   142         (1,009)
Increase (repayment) of amount borrowed under capital lease obligations            62         (1,919)
Proceeds from sale of common stock                                                 --          2,813
Increase in share consideration post acquisition of subsidiaries                1,977            564
Repurchase of treasury shares                                                      --            (96)
Proceeds from exercise of stock options and warrants                              981             74
Advances under bank loans                                                         727          1,913
                                                                          -----------    -----------

Net cash provided by financing activities                                       4,279          2,340
                                                                          -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,400)          (622)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  6,764          3,823
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     5,364    $     3,201
                                                                          ===========    ===========
CASH PAID FOR:
     Interest                                                                    (127)           109
     Income taxes                                                                  --             --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries acquired through issuance of common stock      $     1,977    $     5,250
Common stock issued as a result of exercise of stock options              $        --    $         2


See condensed notes to consolidated financial statements.

                                                  4

                        PACIFICNET INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the notes to the financial statements and the Management's Discussion and Analysis included elsewhere in this report.

STOCK-BASED COMPENSATION

During the quarter ended June 30, 2005, the Company granted stock options to purchase 200,000 shares of the Company's common stock at $6.80 per share (based on the market price on May 3, 2005) which will expire on May 3, 2009. During the quarter ended June 30, 2005, no options were canceled or forfeited, and no options were exercised. As of June 30, 2005, there were 1,207,100 stock options outstanding and 490,000 options exercisable. The weighted average exercise price of the options outstanding and exercisable is $5.80 and $2.07, respectively, and the weighted average remaining contractual life is 3.50 and 1.50 years, respectively.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share would have been reflected as follows at June 30:

                                                              Three months ended      Six Months Ended
                                                               2005        2004       2005        2004
                                                             --------    --------   --------    -------
Net earnings (loss)
  As reported                                                $    597    $     51   $  1,008    $   192
  Less, stock-based employee compensation cost, net of tax     (1,196)          -     (2,740)         -
                                                             --------    --------   --------    -------
  Pro forma                                                  $   (599)   $     51   $ (1,732)   $   192
                                                             ========    ========   ========    =======

Earnings (loss) per share

Basic
  As reported                                                $   0.06    $   0.01   $   0.10    $  0.03
                                                             ========    ========   ========    =======
  Pro forma                                                  $  (0.06)   $   0.01   $  (0.18)   $  0.03
                                                             ========    ========   ========    =======
Diluted
  As reported                                                $   0.06    $   0.01   $   0.10    $  0.03
                                                             ========    ========   ========    =======
  Pro forma                                                  $  (0.06)   $   0.01   $  (0.16)   $  0.03
                                                             ========    ========   ========    =======

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.


2.       EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. All earnings per share amounts in these financial statements are basic earnings per share as defined by SFAS No. 128, "Earnings Per Share." Diluted EPS is computed using weighted average shares outstanding plus additional shares issued as if in-the-money options and warrants were exercised (utilizing the treasury stock method). Dilutive earnings per share for 2005 excludes the potential dilutive effect of 500,000 warrants because their impact would be antidilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.


The computation of basic and diluted earnings per share is as follows:

(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT
WEIGHTED SHARES AND PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30                    JUNE 30
                                                       -------------------------   -------------------------
                                                          2005          2004          2005          2004
                                                       -----------   -----------   -----------   -----------
Numerator-net earnings                                 $       597   $        51   $     1,008   $       192
Denominator-weighted average shares to compute
   basic EPS                                             9,887,274     6,880,329     9,840,681     6,757,307
                                                       ===========   ===========   ===========   ===========


Basic EPS shares                                         9,887,274     6,880,329     9,840,681     6,757,307
Potential dilutive from assumed exercise of stock
   options and warrants                                    731,501       969,427       718,383       604,364
                                                       -----------   -----------   -----------   -----------
Denominator - weighted average number of shares         10,618,775     7,849,756    10,559,064     7,361,671
                                                       ===========   ===========   ===========   ===========

Basic earnings per share                               $      0.06   $      0.01   $      0.10   $      0.03
Diluted earnings per share                             $      0.06   $      0.01   $      0.10   $      0.03


3.       BUSINESS ACQUISITIONS

In April, 2005, the Company completed the acquisition of a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), through the purchase of a 51% interest of Guangzhou3G-WOFE's parent company, Pacific 3G Information & Technology Co. Limited (Guangzhou3G-BVI), a British Virgin Islands company.

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

PacificNet Holdings subscribed to 3G-BVI to purchase an additional 5,000 shares. The total purchase price for the Subscribed Shares is USD$500,000, payable within 45 days after the delivery of (i) stock powers transferring the Sale Shares to PacificNet Holdings; (ii) stock certificates for the Sale Shares and the Subscribed Shares; (iii) an executed Subscription Agreement for the Subscribed Shares; and (iv) minutes of the Board of Directors and shareholders of Guangzhou 3G and 3G-BVI approving the transaction. Net assets acquired totaled $253,000 representing total assets acquired of $495,000 less liabilities assumed of $242,000.

PACT included the financial results of the subsidiary in its consolidated 2005 financial results from the date of the purchase April 2005 through June 30, 2005. Guangzhou3G-WOFE was set up as a wholly-owned foreign enterprise ("WOFE") in the PRC immediately prior to the acquisition and therefore no unaudited pro forma results are required.


4.       STOCKHOLDERS' EQUITY

For the six months period ended June 30, 2005, the Company issued (i) 280,225shares of restricted common stock in connection with acquisitions of certain subsidiaries and (ii) 57,000 shares of common stock as a result of exercise of options and 600,000 shares of common stock from the exercise of warrants for cash consideration totaling $981,400.

Warrant Exercise:

For the three months ended June 30, 2005, the Company received $870,000 from Sino Mart Management Limited ("Sino Mart") as a result of Sino Mart's exercise of a warrant to purchase 600,000 shares of common stock at a price of $1.45 per share. Background of the warrant: On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 shares of common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director Mr. TONG Cho-Sam is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction (including the 600,000 warrants) was approved at a special stockholder meeting held on March 25, 2002. (See Note 6)

Total warrants outstanding as of June 30, 2005 are 1,121,138. The weighted average remaining life is 2.92 years and the weighted average price per share is $6.99 per share.

Common Stock Repurchase Program.
--------------------------------

The Company's Board of Directors has approved a Corporate Stock Repurchase Program to purchase up to US$800,000 worth of outstanding shares of its common stock in open market transactions, from time to time, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. The purpose of the repurchase program is to enhance shareholder value. During the three months ended June 30, 2005, the Company did not repurchase any shares.

5.       SEGMENT INFORMATION

The Company's reportable segments are operating units, which represent the operations of the Company's significant business operations.

Our operations include the following three groups:

         (1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

         (2) Value-Added Telecom Services (VAS): including Interactive Voice Response (IVR), SMS and related VAS.

         (3) Communication Distribution Services: including calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service Kiosks.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments:

---------------------- -------------------- ------------------ --------------------- ----------------- --------------
FOR THE THREE MONTHS            1.                  2.           3. Communications
ENDED                       Outsourcing        VAS Business         Distribution       Admin & Other        Total
JUNE 30, 2005                Business               ($)               Business              ($)              ($)
                                ($)                                     ($)
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                     3,402,000           3,216,000           4,054,000              80,000       10,752,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                     341,000             939,000             118,000             (35,000)       1,363,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Total Assets                 5,468,000           7,827,000          13,661,000          12,030,000       38,986,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------

---------------------- -------------------- ------------------ --------------------- ----------------- --------------
FOR THE THREE MONTHS            1.                  2.           3. Communications
ENDED                       Outsourcing        VAS Business         Distribution       Admin & Other        Total
JUNE 30, 2004                Business               ($)               Business              ($)              ($)
                                ($)                                     ($)
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                     2,250,000           1,624,000           3,805,000             405,000        8,084,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                     241,000             381,000              52,000            (300,000)         374,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Total Assets                 3,733,000           3,364,000             271,000           9,308,000       16,676,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------






---------------------- -------------------- ------------------ --------------------- ----------------- --------------
FOR THE SIX MONTHS              1.                  2.           3. Communications
ENDED                       Outsourcing        VAS Business         Distribution       Admin & Other        Total
JUNE 30, 2005                Business               ($)               Business              ($)              ($)
                                ($)                                     ($)
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                     6,466,000           4,546,000           8,730,000             143,000       19,885,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                     570,000           1,545,000             322,000            (208,000)       2,246,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Total Assets                 5,468,000           7,827,000          13,661,000          12,030,000       38,986,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------


---------------------- -------------------- ------------------ --------------------- ----------------- --------------
FOR THE SIX MONTHS              1.                  2.           3. Communications
ENDED                       Outsourcing        VAS Business         Distribution       Admin & Other        Total
JUNE 30, 2004                Business               ($)               Business              ($)              ($)
                                ($)                                     ($)
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                     4,302,000           2,781,000           3,805,000             698,000       11,586,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                     451,000             736,000              52,000            (413,000)         826,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Total Assets                 3,733,000           3,364,000             271,000           9,308,000       16,676,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------


6.  RELATED PARTY TRANSACTIONS

Loan receivable from related parties

As at June 30, 2005, there was a total loan receivable of US$1,157,000 due from related parties including US$603,000 due from Cheer Era (30% owned by PACT), US$192,000 due from a director of PACT's subsidiary, Solutek, and US$362,000 due from the shareholder of Yueshen, a subsidiary of PACT. The terms of these three related parties loan receivables are below:

Loan to Cheer Era

As at June 30, 2005, there was a total loan receivable of US$603,000 outstanding from Cheer Era, a 30% owned investee of PACT. The purpose of the loan was a working capital loan to finance the expansion of Cheer Era's business in Europe and North America. The repayment of this loan will be due around end of 2005 with 8% interest per annum, plus 8% penalty interest in case of overdue. The loan is collateralized with 149,459 PACT shares owned by the two equity owners of Cheer Era having 70% majority stake in Cheer Era, and the remaining assets and equity ownership of Cheer Era.

Loan to Solutek's Director

As at June 30, 2005, there was a loan outstanding of US$192,000 receivable from a director of Solutek, payable in three equal installments of US$72,314 each, being principal plus interest, due on 14th of December for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case of overdue. The loan is collateralized with 100,000 PACT shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

Loan to Yueshen's Shareholder

As at June 30, 2005, a US$362,000 loan receivable was outstanding from the shareholder of a PACT's subsidiary, Yueshen for the purpose of repaying the working capital loan by the predecessor of Yueshen advanced prior to PACT's acquisition. This loan is collateralized with PACT shares owned by the shareholder of Yueshen.

Due to related party

As at June 30, 2005, a US$390,000 loan was outstanding from Linkhead to a shareholder and director of Linkhead. On March 8 and April 5, 2005, US$100,000 and US$460,000 were advanced to Linkhead for a period of 6 months at zero interest for working capital purposes. Prior to June 30, US$170,000 was repaid to the shareholder resulting in a balance of US$390,000.

Apart from the above loan receivables, related parties transactions occurred during the three months ended June 30, 2005 included a $870,000 proceed from Sino Mart Management Limited ("Sino Mart") resulted from its exercise of a warrant to purchase 600,000 shares of common stock at a price of $1.45 per share. For details, please see Note 4.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, the matters discussed in this Form 10-QSB contain forward-looking statements that involve risks or uncertainties. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we filed with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. Readers should carefully review the risks described in other documents we filed from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, the Quarterly Reports on Form 10-QSB filed by the Company and Current Reports on Form 8-K (including any amendments to such reports). References in this filing to the "Company", "Group", "we", "us", and "our" refer to PacificNet Inc. and its subsidiaries.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have any impact on the Company's financial statements.

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

VALUATION OF LONG-LIVED ASSETS INCLUDING GOODWILL AND PURCHASED INTANGIBLE
ASSETS

We review property, plant and equipment, goodwill and purchased intangible assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

We were incorporated in the state of Delaware in 1987. Our business consists of three groups, all of which operate within the outsourcing and telecommunications industries in China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), and Macau Special Administrative Region. We intend to continue to grow our business by acquiring and managing growing technology and network communications businesses with established products and customers in China. Our current subsidiaries are grouped into the following three divisions providing various voice focused telecom services:

(1) Outsourcing Services [Human Voice Service]: including Business Process Outsourcing (BPO), CRM, call center, IT Outsourcing (ITO) and software development services. PacificNet's Outsourcing Services Group includes the following subsidiaries: PacificNet Epro, Smartime (aka Soluteck Shenzhen), and PacificNet Solutions. Our business process outsourcing services generate revenues from call center services, call center management software sales, and training and consulting. We invoice our call center clients monthly at per seat monthly rates, a base price plus commission per call, or a per hour charge rate, depending on the customer's preference. Our call center software clients pay per license, for which there is usually a one-time charge on sale of the software and annual maintenance fees for service. We charge per project for our consulting and training services and for our telecom VAS, which are invoiced throughout the project.

(2) Value-Added Telecom Services (VAS) [Machine Voice Service]: including Interactive Voice Response (IVR), SMS and related VAS. PacificNet's VAS Group includes the following subsidiaries: Linkhead, Clickcom, and Guangzhou 3G (aka Sunroom). Our telecom VAS often includes a post-sale service contract for systems integration and consulting services for which we bill separately.

(3) Communication Products Distribution Services Group [Voice Product Distribution Service]: including calling cards, GSM/CDMA/XiaoLingTong products, and multimedia self-service entertainment kiosks. This group includes the following subsidiaries: PacificNet Communications, Yueshen, and Cheer Era. Our calling card and related mobile telecom products are mostly sold cash-on-delivery.

Our clients include the leading telecom operators, banks, insurance, travel, marketing, and service companies, as well as telecom consumers, in Greater China. Clients include China Telecom, China Netcom, China Mobile, China Unicom, PCCW, Hutchison Telecom, CSL, SmarTone, Sunday, Swire Travel, Coca-Cola, SONY, Samsung, TNT Express, Huawei, TCL, Dun & Bradstreet, American Express, Bank of China, DBS, Hong Kong Government, and Hongkong Post. Headquartered in Hong Kong and Minneapolis USA, PacificNet employs over, 1400 staff in its various subsidiaries in China with offices Beijing, Shenzhen, Guangzhou, Shandong, and 27 provinces in China.

For the three months ended June 30, 2005, we continue to win business from high-profile Chinese and multinational companies conducting business in China such as China Mobile, China Unicom, China Telecom, Bank of China, Ping An Insurance, TCL, TNT Express, Watsons, Hutchison, etc. All of our business units remain strong, and we continue to focus on penetrating the CRM and VAS/IVR markets through organic growth and via acquisition. With the launch of the 'iPACT' IVR-Alliance program, we hope to sign up new local IVR service providers to join our unified brand and strong IVR content and service offerings, under a chain of unified service standard under the iPACT brand. We look forward to revenue growth, market share improvement, and stronger partnerships with all the major telecom operators and local IVR service providers in China. With business activity increasing across all of our units, we are excited about the prospects for the Company in the coming quarters. We believe that our fundamentals are stronger than ever and that market opportunities for sustainable growth and profitability in China's CRM and VAS sector are vast. The following are some of the highlights in the second quarter:

o We have formed an alliance with the largest Call Center in Japan, under which we will be the designated agent for Bellsystem24, Inc. in China and Hong Kong. Bellsystem24 is Japan's largest telemarketing, call center, and CRM services company with over 4,300 clients, 22,135 communication service representatives, 9,500 workstations, 160 system engineers, and 31 offices in Japan.
o    We have successfully deployed its WISE-xb Interactive Voice Response System
     (IVRS) Contact Center Solution for TNT Hong Kong, a division of TPG NV and the world's leading business to business express delivery company, as TNT's key customer relationship management (CRM) initiative to enhance its customer services.
o Watsons Water selected PacificNet Epro's WISE-xb Multimedia Contact Center System as its customer services initiative for its customer services center.
o We also continue to win high-profile government and private sector projects. We won a project tender by the City of Guangzhou, one of the largest and most affluent cities in China, to develop an internet and intranet based e-business platform for Guangzhou Metro.
o We expanded our operations by acquiring entities that operate as service providers in the VAS & IVR industries, which have grown rapidly in China in recent years and to further develop products and services organically. On the acquisition front, the purchase of Guangzhou 3G Information Technology Co. Ltd. in April was a significant event. We purchased a 51% controlling interest, which is expected to help expand PacificNet's value-added service coverage to all of China through Guangzhou 3G's experienced operation team of 285 staff and sales offices in 26 provinces in China. Guangzhou 3G is one of the largest value-added telecom and information services providers in China with both voice and data connections to the four major telecom operators including China Mobile, China Unicom, China Telecom, and China Netcom, covering both mobile and fixed-line networks.
o In July, we announced the launch of a new IVR-Alliance program called "iPACT" at the 2005 Voice Value-added Service (VAS) Conference. Under this iPACT program, PacificNet plans to sign up qualified Voice-VAS and IVR service providers as profit sharing members in China under a unified brand "iPACT". PacificNet will provide to qualified VAS-Alliance partners, on a profit sharing basis, all of the hardware, software, application, and content for VAS, including a variety of IVR and other wireless and fixed-line VAS content. Mobile and fixed-line phone users can access PacificNet's VAS-Alliance services through Guangzhou 3G presence in 26 provinces in China.
o PacificNet Clickcom, reached an agreement with China Unicom's Guangdong Branch to launch a new Mobile Mailbox Service called "UMAIL" for Unicom's CDMA users on its WAP Portal website. Guangdong is one of the largest and most affluent provinces in China and represents a significant opportunity for PacificNet to offer value added telecom services. As of June, 2005, China Unicom has 30.47 million CDMA users and 8.5 million WAP users nationwide. China Unicom's CDMA users in Guangdong may go to its WAP Portal, enter UMAIL service, and be able to send and receive e-mail by mobile phone.


RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                          QUARTER ENDED    QUARTER ENDED        SIX MONTHS ENDED
                                                             JUNE 30,         JUNE 30,              JUNE 30,
--------------------------------------------------------- ---------------- ----------------- ----------------------
                                                               2005             2004             2005        2004
--------------------------------------------------------- ---------------- ----------------- ----------------------
Revenues                                                       100%            100.0%            100%        100%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Cost of Revenues                                             (79.4%)          (84.0%)          (80.6%)     (78.0%)
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Gross Margin                                                  20.6%            16.0%            19.4%       22.0%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Selling, general and administrative expense                  (9.60%)          (10.8%)           (9.5%)     (14.3%)
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Depreciation and amortization                                 (0.6%)           (0.9%)           (0.7%)      (1.2%)
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Earnings from operations                                      10.5%             4.3%             9.3%        6.5%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Other income, net                                              2.2%             0.1%             2.1%        0.6%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Earnings before income taxes and minority interests           12.7%             4.4%            11.3%        7.1%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Provision for income taxes                                    (0.3%)            0.0%            (0.3%)       0.0%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Share of income of associated companies                        0.1%             0.2%             0.0%        0.2%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Minority interest                                             (6.9%)           (4.0%)           (5.9%)      (5.6%)
--------------------------------------------------------- ---------------- ----------------- ----------- ----------
Net earnings                                                   5.5%             .6%              5.1%        1.6%
--------------------------------------------------------- ---------------- ----------------- ----------- ----------

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES. Revenues for the three months ended June 30, 2005 were $10,752,000, an increase of $2,668,000 from $8,084,000 for the three months ended June 30, 2004. For the three months ended June 30, 2005, revenues of $3,402,000 (2004:
$2,250,000), $3,216,000 (2004: $1,624,000), and $4,054,000 (2004: $3,805,000)
were derived from the services rendered by the Company's three operating units:
Outsourcing Services, Value-Added Services, and Communications Distribution Services, respectively. The increase in revenues is primarily due to the new revenues as a result of the acquisition of Guangzhou 3G completed in April 2005.

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

Our operations include the following three groups:

         (1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

         (2) Value-Added Telecom Services (VAS): including Interactive Voice Response (IVR), SMS and related VAS.

         (3) Communication Distribution Services: including calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service Kiosks.

Summarized financial information concerning each of our main operating units is set forth in the following table. The "Admin & Other" column included our other insignificant subsidiaries and corporate related items.

FOR THE PERIOD ENDED            1.                  2.           3. Communications
JUNE 30, 2005               Outsourcing        VAS Business         Distribution       Admin & Other        Total
                             Business               ($)               Business              ($)              ($)
                                ($)                                     ($)
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                    3,402,000           3,216,000           4,054,000              80,000        10,752,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                    341,000             939,000             118,000             (35,000)        1,363,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------


FOR THE THREE MONTHS            1.                  2.           3. Communications
ENDED                       Outsourcing        VAS Business         Distribution       Admin & Other        Total
JUNE 30, 2004                Business               ($)               Business              ($)              ($)
                                ($)                                     ($)
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                     2,250,000           1,624,000           3,805,000             405,000        8,084,000
---------------------- -------------------- ------------------ --------------------- ----------------- --------------
Profit / (Loss) from
Operations                     241,000             381,000              52,000            (300,000)         374,000

COST OF REVENUES. Cost of revenues for the three months ended June 30 was $8,536,000, an increase of $1,747,000 from $6,789,000 for the three months ended June 30, 2004. The increase is directly associated with the corresponding increase in revenues.

GROSS PROFIT. Gross profit for the three months ended June 30 was $2,216,000, an increase of $921,000 from $1,295,000 for the three months ended June 30, 2004. Gross margin for the three months ended June 30, 2005, was 21% of total revenues compared to 16% for the same period in 2004. We believe that our gross margin overall approximates the industry standards. The improvement on gross margins for both 3 months and 6 months from the prior periods were primarily due to higher margin acquisitions added to PACT in 1Q and 2Q in 2005, such as PACT 3G and Clickcom, both WOFEs are set up with revenues net of operating costs from the PRC operating entities. In addition, the proportionate increase of high-margin investees in groups (1) outsourcing services and group (2) VAS services have outgrown the 2-5% of low-margin investees under group 3 Communication Distribution Services for both quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,032,000 for the three months ended June 30, 2005, an increase of $157,000, from $875,000 for the three months ended June 30, 2004. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs.

INCOME TAXES. Income tax provision was $33,000 for the three months ended June 30, 2005, as compared to $0 for the three months ended June 30, 2004. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended June 30, 2005 totaled $(745,000), compared with $(323,000) for the same period in the prior year, which represents increased number of our subsidiaries resulted in increased outside ownership interests consolidated with the parent for financial reporting purposes.


SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES. Revenues for the six months ended June 30, 2005 were $19,885,000, an increase of $8,299,000 from $11,586,000 for the six months ended June 30, 2004. As contrast to prior period revenue, contributors by Epro and Linkhead, in the aggregate, 94% of total revenues, revenues for the six months ended June 30, 2005 were mainly derived from the following 3 sources:

(a) Newly acquired subsidiaries in Group (1) Outsourcing Services such as Smartime has added approx. US$1.9m to 6 months ended June 30, 2005 as compared to the same period prior year;

(b) Newly acquired subsidiary in Group (2) Value-added Telecom Services, such as PACT 3G and Clickcom have together added approx. US$1.1m revenues in the six months ended June 30, 2005 as compared to the same period prior year.

(c) The remaining incremental revenues for six months ended June 30, 2004 as compared to prior period were derived from growth from existing subsidiaries such as Yue Shen (Group 3), Linkhead (Group 2), EPRO (Group 1), for US$5.1m, US$0.6m and US$0.3m respectively.

COST OF REVENUES. Cost of revenues for the six months ended June 30, 2005 was $16,020,000, an increase of $6,978,000 from $9,042,000 for the six months ended June 30, 2004. This significant increase is directly associated with the proportionate increase in significant revenues growth.

GROSS MARGIN AND GROSS MARGIN RATIO. Gross margin for the six months ended June 30, 2005 was $3,865,000, an increase of $1,321,000 from $2,544,000 for the six months ended June 30, 2004. As explained above, the improvement on gross margins for both 3 months and 6 months from the prior periods were primarily due to higher margin acquisitions added to PACT in 1Q and 2Q in 2005, such as PACT 3G and Clickcom, both WOFEs are set up with revenues net of operating costs from the PRC operating entities. In addition, the proportionate increase of high-margin investees in groups (1) outsourcing services and group (2) VAS services have outgrown the 2-5% of low-margin investees under group 3 Communication Distribution Services for both quarters. Group (3) as contributor to the overall gross margin contributor has been decreasing for the six months ended June 30, 2005 as compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,884,000 for the six months ended June 30, 2005, an increase of $232,000, from $1,652,000 for the six months ended June 30, 2004. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs, mainly attributable to the operations of Epro, Linkhead, Yueshen and Smartime.

OTHER INCOME. Other income was $406,000 for the six months ended June 30, 2005, as compared to $74,000 for the six months ended June 30, 2004, primarily due to non-operating gains from sale of properties and interest income during the first half of 2005.

EQUITY EARNINGS IN UNDISTRIBUTED EARNINGS OF INVESTEE COMPANY. The Company recorded $4,000 in equity earnings in its investee company for the six month ended June 30, 2005 compared with $17,000 for the same period in the prior year, derived primarily from 30%-owned investee, Cheer Era Limited, which was acquired in April 2004.

INCOME TAXES. A tax provision of approximately $57,000 was made for the six months ended June 30, 2005 for prudence, as a result of increasing profit before taxes for some of the subsidiaries based on management best estimates.

MINORITY INTEREST. Share of earnings by minority interest for the six months ended June 30, 2005 was $1,185,000, as compared with $651,000 for the same period in the prior year representing increased sharing of earnings by newly acquired subsidiaries such as PACT 3G, Clickcom, Smartime since June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS. As of June 30, 2005, the Company had cash and cash equivalents of $5,364,000 as compared to $6,764,000 at December 31, 2004.

WORKING CAPITAL. The Company's working capital increased to $16,666,000 at June 30, 2005, as compared to $ 16,185,000 at December 31, 2004. When compared to balances at December 31, 2004, the increase in working capital at June 30, 2005 was due to cash proceeds received for the exercise of options and warrants of approximately $981,000 offset by consideration paid for the acquisition of Clickcom and Guangzhou 3G.

NET CASH FROM OPERATING ACTIVITIES. Net cash used in operating activities was $74,000 for the six months ended June 30, 2005 as compared to net cash used in operating activities of $1,139,000 for the six months ended June 30, 2004. The decrease in net cash used in operating activities in the six months ended June 30, 2005 was primarily due to decrease in restricted cash by $2,796,000 and increase in earnings for the period ended June 30, 2005. Net cash used in operating activities of $1,139,000 for the six months ended June 30, 2004, resulted primarily from net earnings of $192,000, increased by noncash items totaling $1,326,000 and decreased by changes in operating assets of $2,657,000.

NET CASH FROM INVESTING ACTIVITIES. Net cash used in investing activities was $5,605,000 for the six months ended June 30, 2005, representing an increase of $3,782,000 from $1,823,000 net cash used in investing activities for the prior period. The decrease in net cash used in investing activities in the six months ended June 30, 2005 was primarily due to the acquisition of Guangzhou 3G and Clickcom. Net cash used in investing activities for the six months ended June 30, 2004 was $1,823,000 representing the acquisition of subsidiary companies, interest in investee company, and property and equipment of $1,160,000, $385,000 and $278,000, respectively. The additions to property and equipment were for the expansion of the CRM and call centre business in Hong Kong.

NET CASH FROM FINANCING ACTIVITIES. Net cash raised in financing activities for the six months ended June 30, 2005 was $4,279,000, an increase of $1,939,000 from prior period, representing funds raised primarily through issuance of shares for acquisitions of $1,977,000, proceeds from stock options and warrants exercised totaled $981,000 and increased in bank borrowing of $727,000 during the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2004 was $2,340,000 representing net proceeds from issuance of common stock of $2,813,000, net proceeds from post acquisition of share capital - subsidiaries of $564,000, net cash proceeds received from the exercise of stock options of $74,000 and advances under bank loans of $1,913,000, offset by repayments on debt of $2,928,000 and repurchase of treasury shares of $96,000.

RELATED PARTY TRANSACTIONS:

Loan receivable from related parties

As at June 30, 2005, there was a total loan receivable of US$1,157,000 due from related parties including US$603,000 due from Cheer Era (30% owned by PACT), US$192,000 due from a director of PACT's subsidiary, Solutek, and US$362,000 due from the shareholder of Yueshen, a subsidiary of PACT. The terms of these three related parties loan receivables are below:

Loan to Cheer Era

As at June 30, 2005, there was a total loan receivable of US$603,000 outstanding from Cheer Era, a 30% owned investee of PACT. The purpose of the loan was a working capital loan to finance the expansion of Cheer Era's business in Europe and North America. The repayment of this loan will be due around end of 2005 with 8% interest per annum, plus 8% penalty interest in case of overdue. The loan is collateralized with 149,459 PACT shares owned by the two equity owners of Cheer Era having 70% majority stake in Cheer Era, and the remaining assets and equity ownership of Cheer Era.

Loan to Solutek's Director

As at June 30, 2005, there was a loan outstanding of US$192,000 receivable from a director of Solutek, payable in three equal installments of US$72,314 each, being principal plus interest, due on 14th of December for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case of overdue. The loan is collateralized with 100,000 PACT shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

Loan to Yueshen's Shareholder

As at June 30, 2005, a US$362,000 loan receivable was outstanding from the shareholder of a PACT's subsidiary, Yueshen for the purpose of repaying the working capital loan by the predecessor of Yueshen advanced prior to PACT's acquisition. This loan is collateralized with PACT shares owned by the shareholder of Yueshen.

Due to related party

As at June 30, 2005, a US$390,000 loan was outstanding from Linkhead to a shareholder and director of Linkhead. On March 8 and April 5, 2005, US$100,000 and US$460,000 were advanced to Linkhead for a period of 6 months at zero interest for working capital purposes. Prior to June 30, US$170,000 was repaid to the shareholder resulting in a balance of US$390,000.

Common stock - exercise of warrants

For the three months ended June 30, 2005, we received $870,000 from Sino Mart Management Limited ("Sino Mart") as a result of Sino Mart's exercise of a warrant to purchase 600,000 shares of common stock at a price of $1.45 per share. Background of the warrant (as disclosed in previous 10K, 10Q, and 14a Proxy): On March 28 2002, we completed a $3,480,000 private placement by issuing 2,400,000 shares of common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director Mr. TONG Cho-Sam is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction (including the 600,000 warrant) was approved at a special stockholder meeting held on March 25, 2002.

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

On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. This revaluation of the Renminbi is based on a conversion of Renminbi (RMB) into United States dollars (USD) at an exchange rate of USD1.00 = RMB8.11. Under the new policy, the Renminbi will be permitted to fluctuate within a band against a basket of certain foreign currencies. This change in policy resulted initially in an approximately 2.0% appreciation in the value of the Renminbi against the U.S. dollar and could result in further and more significant appreciations. Although the Company generates substantially all of its revenues in Renminbi which has become more valuable in U.S. dollar terms, the Company's U.S. dollar cash deposits are subject to foreign currency translations which will impact net income.

For the financial figures stated in this Form 10-QSB, the conversion of Renminbi
(RMB) into U.S. dollar (USD) is based on the noon buying rate of USD1.00=RMB8.2765 on June 30, 2005 in The City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York. Therefore, the conversion rate is based on the rate prior to the Renminbi revaluation on July 21, 2005.

There is a risk that fluctuations in the value of the Renminbi with respect to other currencies could adversely affect our business and financial results.

OFF-BALANCE SHEET ARRANGEMENTS. We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during 2005.

CONTRACTUAL OBLIGATIONS.

We have significant cash resources to meet our contractual obligations as of June 30, 2005, as detailed below:


                                                      Payments Due by Period

                                     Less than
Contractual Obligations                Total        1 year     1-3 years    4-5 years   After 5 years
                                     ----------   ----------   ----------   ----------   ----------
Line of credit                       $  793,000   $  793,000           --           --           --

Bank Loans                           $2,123,000   $  923,000   $1,200,000           --           --

Capital leases                       $  271,000   $  135,000   $  136,000           --           --
                                     ----------   ----------   ----------

Total cash contractual obligations   $3,187,000   $1,851,000   $1,336,000
                                     ==========   ==========   ==========

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

ITEM 6. EXHIBITS.

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

2.1 Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2 Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.3 Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4 Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5 Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6 Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1 Certificate of Incorporation, as amended. (4) 3.2 Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1 Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein.
                  (5)
4.2               Form of Common Stock Warrant issued to each of the purchasers.
                  (5)
4.3 Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004. (10)
4.4 Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004. (10)

10.1              Form of Indemnification Agreement with officers and directors.
                  (1)
10.2              Amendment to 1998 Stock Option Plan. (8)
10.3              Form of Notice of Stock Option Grant and Stock Option
                  Agreement under the 1998 Stock Option Plan. (2)
10.4              Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd.,
                  dated as of December 9, 2001. (6)
10.6              Sub-Lease Agreement dated August 30, 2002.(8)
10.7              Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited.
                  (9)
10.8              Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9              Securities Purchase Agreement, dated as of December 9, 2004, among PacificNetInc. and the purchasers identified therein.
                  (10)
10.10             Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein.
                  (10)
10.11             Agreement for the Sale and Purchase of Shares in Shanghai
                  Classic Group Limited. (4)
10.12             Agreement for the Sale and Purchase of Shares of Cheer Era
                  Limited. (11)
10.13             Agreement for the Sale and Purchase of Shares in Smartime
                  Holdings Limited.
10.14             Agreement for the Sale and Purchase of Shares in GuangZhou
                  Dianxun Digital Network Technology Co., Ltd. (12)
10.15             PacificNet Inc. 2005 Stock Option Plan. (12)
10.16             Agreement for the Sale and Purchase of Shares in GuangZhou 3G
                  Information Technology Co., Ltd. (12)
14                Code of Ethics. (9)
21                List of Subsidiaries.
23.1              Consent of Clancy & Co. P.L.L.C. filed herewith.
99.2              Subscription Agreement by and between the Company and Sino
                  Mart Management Ltd., dated as of December 9, 2001. (6)
99.3              19.9% Private Placement Agreement and Amendments between Ho
                  Shu-Jen and PacificNet.com Inc. (7)
-------------

(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)   Incorporated by reference to the Company's Form 8-K filed on August 11,
      2000.
(3)   Incorporated by reference to the Company's Form 8-K filed on October 17,
      2000.
(4) Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A Registration No. 333-113209) filed on April 21, 2004.
(5) Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6)   Incorporated by reference to the Company's Form 8-K filed on March 20,
      2002.
(7) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)   Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9) Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10) Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11)  Incorporated by reference to the Company's Form 8-K filed on April 19,
      2004.
(12) Incorporated by reference to the Company's Form 10-KSB filed on April 19, 2005.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PACIFICNET INC.

Date: August 15, 2005                   By: /s/ TONY TONG
                                        ----------------------------------------
                                        Tony Tong
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 15, 2005                   By: /s/ WANG SHAO JIAN
                                        ----------------------------------------
                                        Wang Shao Jian
                                        Chief Financial Officer
                                        (Principal Financial Officer)