Form 10QSB
period 2005-09-30
PACIFICNET INC
filed 2005-11-17
CIK 815017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

        / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                  ISSUER'S TELEPHONE NUMBER: 011-852-2876-2900

         UNIT 2710, HONG KONG PLAZA, 188 CONNAUGHT ROAD WEST, HONG KONG
         --------------------------------------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES / / NO /X/

There were 10,826,983 shares of the Company's common stock outstanding on September 30, 2005.

Transitional Small Business Disclosure Format (check one): YES / / NO /X/

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................3

     ITEM 1. FINANCIAL STATEMENTS..............................................3

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........12

     ITEM 3. CONTROLS AND PROCEDURES..........................................22

PART II - OTHER INFORMATION...................................................23

     ITEM 1. LEGAL PROCEEDINGS................................................23

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......23

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................23

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............23

     ITEM 5. OTHER INFORMATION................................................23

     ITEM 6. EXHIBITS.........................................................23

SIGNATURES....................................................................24


                                             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            PACIFICNET INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                    (Unaudited. In thousands of United States dollars
                                           except par values and share numbers)

                                                                             SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                                                 (UNAUDITED)         (AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                                         $  4,778           $  6,764
Restricted cash - pledged bank deposit                                                 369              3,501
Accounts Receivables (net of allowance for doubtful accounts of $0)                  8,501              5,644
Inventories                                                                          1,749              1,297
Loans receivable from related parties                                                1,349                 --
Loans receivable from third parties                                                  1,597                 --
Other Current Assets                                                                 4,301              4,325
                                                                                  ---------          ---------
    TOTAL CURRENT ASSETS                                                            22,644             21,531
Property and Equipment, net                                                          2,422              1,118
Investments in affiliated companies and subsidiaries                                 1,279              1,063
Marketable equity securities - available for sale                                      438                 29
Goodwill                                                                            13,449              8,912
                                                                                  ---------          ---------
TOTAL ASSETS                                                                      $ 40,232           $ 32,653
                                                                                  =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank Line of Credit                                                               $    645           $    651
Bank Loans-current portion                                                           1,385              1,327
Capital Lease Obligations - current portion                                            137                 80
Accounts Payable                                                                     2,327              3,150
Accrued Expenses and other payables                                                  1,233                128
Provision for taxation                                                                  66                 10
Due to related party                                                                   513                 --
                                                                                  ---------          ---------
  TOTAL CURRENT LIABILITIES                                                          6,306              5,346
Long-term liabilities:                                                                                     --
Bank Loans - non current portion                                                        16                 69
Capital Lease Obligations - non current portion                                        101                129
                                                                                  ---------          ---------
  TOTAL LONG-TERM LIABILITIES                                                          117                198
                                                                                  ---------          ---------
TOTAL LIABILITIES                                                                    6,423              5,544
                                                                                  ---------          ---------
Minority Interests in Consolidated Subsidiaries                                      3,718              2,396
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
  Issued and outstanding - none                                                         --                 --
Common Stock, par value $0.0001, Authorized - 125,000,000 shares Issued and outstanding:
    Sep 30, 2005 - 11,961,687 issued; 10,826,983 outstanding
    December 31, 2004 - 10,627,737 shares issued, 9,791,583 outstanding                  1                  1
Treasury Stock, at cost - 836,154 shares                                              (104)              (104)
Additional Paid-In Capital                                                          57,653             53,916
Cumulative Other Comprehensive Loss                                                     (2)               (24)
Accumulated Deficit                                                                (27,457)           (29,076)
                                                                                  ---------          ---------

TOTAL STOCKHOLDERS' EQUITY                                                          30,091             24,713
                                                                                  ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 40,232           $ 32,653
                                                                                  =========          =========
See condensed notes to consolidated financial statements.

                                             PACIFICNET INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited. In thousands of United States dollars, except earnings/(loss) per share and share amounts)

                                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                          2005               2004              2005               2004
                                                       ---------          ---------          ---------          ---------
Revenues
Product sales                                             6,040              5,477             18,177             12,063
Services and others                                       4,682              2,577             12,430              7,577
                                                       ---------          ---------          ---------          ---------
TOTAL REVENUES:                                        $ 10,722           $  8,054           $ 30,607           $ 19,640

                                                       ---------          ---------          ---------          ---------
Cost of revenues
Product sales                                            (5,655)            (5,027)           (16,557)           (10,790)
Services and others                                      (3,078)            (1,655)            (8,196)            (4,934)
                                                       ---------          ---------          ---------          ---------
TOTAL COST OF REVENUES                                   (8,733)            (6,682)           (24,753)           (15,724)


Gross profit                                              1,989              1,372              5,854              3,916
Selling, general and administrative expenses               (775)              (782)            (2,531)            (2,325)
Depreciation and amortization                              (133)               (74)              (274)              (214)
Interest expenses                                           (54)               (53)              (182)              (162)
                                                       ---------          ---------          ---------          ---------
EARNINGS FROM OPERATIONS                                  1,027                463              2,867              1,215

Interest income                                              70                  6                155                 16
Other income (expense), net                                 256                 78                577                159
                                                       ---------          ---------          ---------          ---------
EARNINGS BEFORE INCOME TAXES
AND MINORITY INTEREST                                     1,353                547              3,599              1,390

Benefit (Provision) for income taxes                         14                 --                (43)                --
Share of income of associated companies                       8                 --                 12                 --

Minority Interests                                         (764)              (411)            (1,949)            (1,062)
                                                       ---------          ---------          ---------          ---------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS          $    611           $    136           $  1,619           $    328
                                                       =========          =========          =========          =========
BASIC EARNINGS PER COMMON SHARE:                       $   0.06           $   0.02           $   0.16           $   0.05
                                                       =========          =========          =========          =========

DILUTED EARNINGS PER COMMON SHARE:                     $   0.05           $   0.02           $   0.15           $   0.05
                                                       =========          =========          =========          =========

       See condensed notes to consolidated financial statements.


                                            PACIFICNET INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of United States dollars, except loss per share and share amounts)

                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          2005              2004
                                                                                        --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                              1,619               328
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity earnings (loss) of associated company                                                (12)              (23)
Provision for income taxes                                                                   43                --
Minority Interest                                                                         1,322             1,622
Depreciation and amortization                                                               274               214
Accounts receivable and other current assets                                             (2,832)           (2,386)
Inventories                                                                                (452)           (1,237)
Accounts payable and accrued expenses                                                       338               611
                                                                                        --------          --------
Net cash provided by (used in) operating
activities                                                                                  300              (871)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Decrease in restricted cash                                                               3,132                --
Increase in purchase of marketable securities                                              (409)             (858)
Acquisition of property and equipment                                                    (1,346)           (1,039)
Acquisition of subsidiaries                                                              (2,022)           (1,302)
Acquisition of investee company                                                            (216)             (385)
                                                                                        --------          --------
Net cash used in investing activities                                                      (861)           (3,584)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in loan receivables                                                             (1,597)               --
Loans from related parties                                                               (1,349)               --
Increase in loan from a related party                                                       513                --
Advances (repayments) under bank line of credit                                              (7)              (50)
Increase (repayment) of amount borrowed under capital lease obligations                      29            (2,415)
Proceeds from sale of common stock                                                           --             2,813
Increase in share consideration post acquisition of subsidiaries                             --               564
Repurchase of treasury shares                                                                --               (99)
Proceeds from exercise of stock options and warrants                                        981                74
Advances under bank loans                                                                     5             1,990
                                                                                        --------          --------

Net cash provided by (used in) financing activities                                      (1,425)            2,877
                                                                                        --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,986)           (1,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            6,764             2,900
                                                                                        --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 4,778           $ 1,322
                                                                                        ========          ========
CASH PAID FOR:
     Interest                                                                               182               162
     Income taxes                                                                            34                --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries acquired through issuance of common stock                    $ 2,762           $ 6,500
Common stock issued as a result of exercise of stock options                                 --           $     2

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and impairment losses, accounting for income taxes, bad debts, and property, plant and equipment lives for depreciation purposes. Actual results may differ from these estimates. The results of operations for the three and nine month period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005. These financial statements should be read in conjunction with the notes to the financial statements and the Management's Discussion and Analysis included elsewhere in this report.

STOCK-BASED COMPENSATION

During the quarter ended September 30, 2005, the Company did not grant any stock options and no options were canceled, forfeited, or exercised. As of September 30, 2005, there were 1,207,100 stock options outstanding and 376,100 options exercisable. The weighted average exercise price of the options outstanding and exercisable is $3.82 and $2.12, respectively, and the weighted average remaining contractual life is 3.25 and 1.25 years, respectively.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net earnings (loss) and pro forma net earnings (loss) per share would have been reflected as follows at September 30:

                                                                  Three months ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                  2005         2004          2005            2004
                                                                --------     --------     -----------      --------
Net earnings
  As reported                                                   $   611      $   136      $    1,619       $   328
  Less, stock-based employee compensation cost, net of tax           --           --          (2,740)           --
                                                                --------     --------     -----------      --------
  Pro forma                                                     $   611      $    51      $   (1,121)      $   192
                                                                ========     ========     ===========      ========
Earnings (loss) per share
Basic
  As reported                                                   $  0.06      $  0.02      $     0.16       $  0.05
                                                                ========     ========     ===========      ========
  Pro forma                                                     $  0.06      $  0.01      $    (0.11)      $  0.03
                                                                ========     ========     ===========      ========
Diluted
  As reported                                                   $  0.05      $  0.02      $     0.15       $  0.04
                                                                ========     ========     ===========      ========
  Pro forma                                                     $  0.05      $  0.01      $    (0.10)      $  0.03
                                                                ========     ========     ===========      ========

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

2. EARNINGS PER SHARE

Basic earnings per share ("EPS") is based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents such as additional shares issued as if in-the-money options and warrants were exercised (utilizing the treasury stock method) during the period. Diluted EPS for 2005 excludes the potential dilutive effect of 500,000 warrants because their impact would be antidilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2005             2004             2005            2004
                                                       -----------      -----------      -----------      -----------
Numerator-net earnings                                 $       611      $       136      $     1,619      $       328
Denominator-weighted average shares to compute
   basic EPS                                            10,826,983        7,284,615       10,171,224        6,960,854
                                                       ===========      ===========      ===========      ===========
Basic EPS shares                                        10,826,983        7,284,615       10,171,224        6,960,854
Potential dilutive from assumed exercise of stock
   options and warrants                                    918,760          517,892          859,147          627,365
                                                       -----------      -----------      -----------      -----------
Denominator - weighted average number of shares         11,745,743        7,802,507       11,030,371        7,588,219
                                                       ===========      ===========      ===========      ===========
Basic earnings per share                               $      0.06      $      0.02      $      0.16      $      0.05
Diluted earnings per share                             $      0.05      $      0.02      $      0.15      $      0.04


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

(ii) USD$4,182,000, by delivery of 522,750 shares of common stock, par value $0.0001 per share (the "Common Stock") of PacificNet (the "PacificNet Shares") to the Sellers. The PacificNet Shares are to be held in an escrow account with an Escrow Agent designated by PacificNet Holdings. The first installment of the PacificNet Shares in the amount of 130,050 will be released 45 days after the closing of the transaction. The remaining installments will be released in equal installments of 98,175 shares within 30 days after the end of each quarter, including the quarter ended March 31, 2005, provided that Guangzhou 3G attains certain net income milestones by the end of each quarter. The Sellers will be entitled to receive all of the PacificNet Shares if Guangzhou 3G has achieved cumulative net income for the year ended December 31, 2005 of not less than USD$2,000,000. The Sellers appointed Tony Tong and Victor Tong, PacificNet's current CEO and President, respectively, as proxy for the Sellers for a period of 10 years with full power to vote the PacificNet Shares at all meetings of stockholders of the Registrant; and

(iii) issuance of warrants to purchase up to 100,000 shares of the PacificNet's Common Stock. The exercise price of the warrants is the 5-Day Volume Weighted Average Price of the PacificNet's Common Stock prior to March 30, 2005. The warrant is exercisable for a period of 3 years.

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

PACT included the financial results of the subsidiary in its consolidated 2005 financial results from the date of the purchase April 2005 through September 30, 2005. Guangzhou3G-WOFE was set up as a wholly-owned foreign enterprise ("WOFE") in the PRC immediately prior to the acquisition and therefore no unaudited pro forma results are required.

4. STOCKHOLDERS' EQUITY

COMMON STOCK ISSUED.

For the three months ended September 30, 2005, the Company issued (i) 98,175 shares of restricted common stock in connection with acquisitions of certain subsidiaries.

For the nine months period ended September 30, 2005, the Company issued (i) 378,400 shares of restricted common stock in connection with acquisitions of certain subsidiaries and (ii) 57,000 shares of common stock as a result of exercise of options and 600,000 shares of common stock from the exercise of warrants for cash consideration totaling $981,400.

WARRANTS EXERCISED.

For the nine months ended September 30, 2005, the Company received $870,000 from Sino Mart Management Limited ("Sino Mart") as a result of Sino Mart's exercise of a warrant to purchase 600,000 shares of common stock at a price of $1.45 per share. Background of the warrant: On March 28 2002, the Company completed a $3,480,000 private placement by issuing 2,400,000 shares of common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director Mr. TONG Cho-Sam is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction (including the 600,000 warrants) was approved at a special stockholder meeting held on March 25, 2002. (See Note 6)

Total warrants outstanding as of September 30, 2005 are 1,121,138. The weighted average remaining life is 2.72 years and the weighted average price per share is $6.99 per share.

COMMON STOCK REPURCHASE PROGRAM.
--------------------------------

The Company's Board of Directors has approved a Corporate Stock Repurchase Program to purchase up to US$800,000 worth of outstanding shares of its common stock in open market transactions, from time to time, in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 and all other applicable securities regulations. The purpose of the repurchase program is to enhance shareholder value. During the three months ended September 30, 2005, the Company did not repurchase any shares.

5. SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As segment reporting only occurred after the acquisition of Clickcom and GZ3G value added services (VAS) businesses, prior period's comparative information cannot be reclassified into these three business units, but have been reclassified into the operating segments by subsidiary types.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's chief operating decision making group is the Company's Business Committee, comprising the Company's Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as external sales, inter-segment sales, interest revenue (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company's chief operating decision making group to assess the operating performance of individual segments.

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

Our operations include the following three groups:

(1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

(2) Value-Added Telecom Services (VAS): including Interactive Voice Response
(IVR), SMS and related VAS.

(3) Communication Distribution Services: including calling cards,
GSM/CDMA/XiaoLingTong products, multimedia self-service Kiosks.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments:

                                                                                   3. COMMUNICATIONS
                                           1. OUTSOURCING                            DISTRIBUTION
FOR THE THREE MONTHS                          BUSINESS          2.VAS BUSINESS        BUSINESS          ADMIN & OTHER      TOTAL
ENDED SEPTEMBER 30, 2005 (US $000)               ($)                 ($)                 ($)                  ($)            ($)
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Revenues                                        3,362               2,546               4,678                136            10,722
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Earnings (loss) before income taxes and           323               1,171                 102               (243)            1,353
minority interest
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Total Assets                                    6,541               8,383              10,047             15,261            40,232
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------


                                                                                  3. COMMUNICATIONS
                                            1. OUTSOURCING                            DISTRIBUTION
FOR THE THREE MONTHS ENDED                      BUSINESS         2. VAS BUSINESS        BUSINESS          ADMIN & OTHER      TOTAL
SEPTEMBER 30, 2004 (US $000)                       ($)                 ($)                 ($)                  ($)            ($)
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Revenues                                        2,545               1,489               3,988                 32             8,054
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Earnings (loss) before income taxes and           292                 380                  48               (173)              547
minority interest
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Total Assets                                    4,745               3,252                 273             11,289            19,559



                                                                                  3. COMMUNICATIONS
                                            1. OUTSOURCING                            DISTRIBUTION
FOR THE NINE MONTHS                            BUSINESS          2.VAS BUSINESS        BUSINESS          ADMIN & OTHER      TOTAL
ENDED SEPTEMBER 30, 2005 (US $000)               ($)                 ($)                 ($)                  ($)            ($)
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Revenues                                        9,828               7,092              13,408                279            30,607
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Earnings (loss) before income taxes and           911               2,716                 425               (453)            3,599
minority interest
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Total Assets                                    6,644               8,383              10,047             15,158            40,232
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------


                                                                                  3. COMMUNICATIONS
                                            1. OUTSOURCING                            DISTRIBUTION
FOR THE NINE MONTHS ENDED                       BUSINESS          2.VAS BUSINESS        BUSINESS          ADMIN & OTHER      TOTAL
SEPTEMBER 30, 2004 (US $000)                      ($)                 ($)                 ($)                  ($)            ($)
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Revenues                                        6,847               4,270               7,793                730            19,640
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Earnings (loss) before income taxes and           743               1,133                 100               (586)            1,390
minority interest
---------------------------------------- -------------------- ------------------- -------------------- ----------------- -----------
Total Assets                                    4,745               3,252                 273             11,289            19,559


6. RELATED PARTY TRANSACTIONS

Loan receivable from related parties

As at September 30, 2005, there was a total loan receivable of US$1,349,000 due from related parties including US$795,000 due from Cheer Era (30% owned by PACT), US$192,000 due from a director of PACT's subsidiary, Soluteck, and US$362,000 due from the shareholder of Yueshen, a subsidiary of PACT. The terms of these three related parties loan receivables are below:

LOAN TO CHEER ERA

As at September 30, 2005, there was a total loan receivable of US$795,000 outstanding from Cheer Era, a 30% owned investee of PACT. The purpose of the loan was a working capital loan to finance the expansion of Cheer Era's business in Europe and North America. The repayment of this loan will be due around end of 2005 with 8% interest per annum or be due on September 30, 2006 with 7.5% interest per annum, plus 8% penalty interest in case of overdue. The loan is collateralized with 149,459 PACT shares owned by the two equity owners of Cheer Era having 70% majority stake in Cheer Era, and the remaining assets and equity ownership of Cheer Era.

LOAN TO SOLUTEK'S DIRECTOR

As at September 30, 2005, there was a loan outstanding of US$192,000 receivable from a director of Soluteck, payable in three equal installments of US$72,314 each, being principal plus interest, due on 14th of December for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case of overdue. The loan is collateralized with 100,000 PACT shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO YUESHEN'S SHAREHOLDER

As at September 30, 2005, a US$362,000 loan receivable was outstanding from the shareholder of a PACT's subsidiary, Yueshen for the purpose of repaying the working capital loan by the predecessor of Yueshen advanced prior to PACT's acquisition. This loan is collateralized with PACT shares owned by the shareholder of Yueshen.

DUE TO RELATED PARTY

As at September 30, 2005, a US$513,000 loan was outstanding from Epro to a shareholder of Epro. On August 5, 2005, US$513,000 was advanced to Epro for a period of 5 years at 6.5% interest per annum for working capital purposes.

7. GOODWILL

The Company has one class of goodwill arising from business combination resulting from the acquisitions of our subsidiaries. We currently have six (6) reporting units: Linkhead, EPRO, YueShen, Smartime/Soluteck, Clickcom-WOFE, and Guangzhou 3G-WOFE for the purpose of goodwill assessment. We determine our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. We allocated goodwill amongst the reporting units based on the consideration paid in shares and cash minus the proportional share of the fair value of net assets and liabilities at the time of acquisition specific to each reporting unit. The fair value of each reporting unit represents the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties in an open marketplace.

The total carrying amount of goodwill recorded on the balance sheet at September 30, 2005 is US$13,449,000 and the changes in the carrying amount of goodwill for the following reporting periods are summarized below:

                                                                                             Distribution of
                                                                                              Communications
(US$000s)                                                        VAS           Outsourcing        Products           Total
----------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                                $  (147)          $   567          $    --          $   420

Goodwill acquired during the year                                4,416             2,976            1,100            8,492
Impairment losses                                                   --                --               --               --
Goodwill written off related to sale of business unit               --                --               --               --
                                                               -------------------------------------------------------------
Balance as of December 31, 2004                                  4,269             3,543            1,100            8,912
Goodwill acquired during the 3 months                              220                --               --              220
Impairment losses                                                   --                --               --               --
Goodwill written off related to sale of business unit               --                --               --               --
                                                               -------------------------------------------------------------
Balance as of March 31, 2005                                     4,489             3,543            1,100            9,132
Goodwill acquired during the3 months                             3,516                --               --            3,516
Impairment losses                                                   --                --               --               --
Goodwill written off related to sale of business unit               --                --               --               --
                                                               -------------------------------------------------------------
Balance as of June 30, 2005                                    $ 8,005           $ 3,543          $ 1,100          $12,648
                                                               -------------------------------------------------------------
Increase in goodwill due to contingent consideration
earned by subsidiary                                               801                                                 801
                                                               -------------------------------------------------------------
Balance as of September 30, 2005                               $ 8,806           $ 3,543          $ 1,100          $13,449
                                                               ==============================================================

We have assessed the need to record impairment losses on our goodwill assets at least annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our assessment includes using a combination of qualitative/quantitative analyses such as DCF/PE multiples based on 5 year profit forecasts, and published comparables, where applicable. Management concluded that there have been no material adverse changes on the operating environments during the reporting periods that would have otherwise affected the carrying value of the goodwill. In addition, there has been no disposal of any reporting subsidiaries and, as a result, no gain or loss is recognized during those reporting periods.

8. MARKETABLE SECURITIES

The total carrying amount of marketable securities recorded on the balance sheet at September 30, 2005 is US$438,000 and the changes in the carrying amount of marketable securities for the following reporting periods are summarized below:

                                                              Amount in
                                                              (US$000s)
---------------------------------------------------------- --------------
Balance as of December 31, 2004                            $          29
Marketable securities purchased during 2Q05                          409
                                                           -------------
Cost as at September 30, 2005                                        438
Unrealised gains or (losses)                                          --
                                                           --------------
Balance as of September 30, 2005                                     438

9. INCOME TAXES

The Company is subject to US federal income taxes, Hong Kong profits tax, and the People's Republic of China income taxes.

o The Company has a loss position generated by the parent company and is not subject to U.S. income tax.
o The Company's subsidiaries which are based in the People's Republic of China ("PRC") are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises ("FIEs") and Foreign Enterprises and various local income tax laws (the "Income Tax Laws"). Under the Income Tax Laws, FIEs generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on incomes reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable at a reduced rate of 15%. The subsidiaries operating in the PRC are exempted from income taxes in the first and second years and allowed a fifty percent reduction in the standard tax rates in the third to fifth years. The Company is not subject to any local income tax of 3% until the exemption and reduction periods expire. Ultimately, for Chinese income tax purposes, the tax position of the Company must be approved by the appropriate Chinese taxing authority. The first year the Company's PRC entities will be subject to income tax is 2006,assuming taxable profits are achieved.
o For the Company's entities that are based in Hong Kong the subsidiaries are subject to Hong Kong profits tax at a rate of 17.5%. The Company has net operating loss carryforwards of approximately $2.2M that are available as at the year ended December 31, 2004 to offset future taxable income in Hong Kong.

No tax benefits have been recorded related to the loss carryforwards generated by the Company or any or it subsidiaries as management is uncertain as to the likelihood of their realization.

Based on management best estimates, a tax provision estimate of approximately $43,000 was made for the nine months ended September 30, 2005, as a result of increasing profit before taxes for certain subsidiaries located in the PRC. Interim estimates are subject to change as the year progresses and more information becomes available.


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

NATURE OF BUSINESS

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

Our clients include the leading telecom operators, banks, insurance, travel, marketing, and service companies, as well as telecom consumers, in Greater China. Clients include China Telecom, China Netcom, China Mobile, China Unicom, PCCW, Hutchison Telecom, CSL, SmarTone, Sunday, Swire Travel, Coca-Cola, SONY, Samsung, TNT Express, Huawei, TCL, Dun & Bradstreet, American Express, Bank of China, DBS, Hong Kong Government, and Hongkong Post. Headquartered in Hong Kong and Minneapolis USA, PacificNet employs over 1,400 staff in its various subsidiaries in China with offices in Beijing, Shenzhen, Guangzhou, Shandong, and 27 provinces in China.

During the third fiscal quarter ended September 30, 2005, we have continued to win business from high-profile Chinese and multinational companies conducting business in China such as China Mobile, China Unicom, China Telecom, Bank of China, Ping An Insurance, TCL, TNT Express, Watsons, Hutchison, etc. All of our business units remain productive, and we continue to focus on penetrating the CRM and VAS/IVR markets through organic growth and via acquisition. With the launch of the 'iPACT' IVR-Alliance program, we hope to sign up new local IVR service providers to join our unified brand and IVR content and service offerings, under a chain of unified service standard under the iPACT brand. We believe this segment will contribute to revenue growth, market share improvement, and stronger partnerships with all the major telecom operators and local IVR service providers in China. We believe that our fundamentals are good and that market opportunities for growth and profitability in China's CRM and VAS sector are vast.

THE FOLLOWING ARE SOME OF THE HIGHLIGHTS IN THE THIRD QUARTER AND EVENTS SUBSEQUENT TO THE END OF THE THIRD QUARTER:


*  "iPACT" VAS Alliance Program


In July, PacificNet announced the launch of a new IVR-Alliance program called "iPACT" at the 2005 Voice Value-added Service (VAS) Conference. Under this iPACT program, PacificNet plans to sign up qualified Voice-VAS and IVR service providers as profit sharing partners in China under a unified brand "iPACT". PacificNet will provide to qualified VAS-Alliance partners, on a profit sharing basis, all of the hardware, software, application, and content for VAS, including a variety of IVR and other wireless and fixed-line VAS content, including color ring back tone services, background music services, VICQ mobile instant messaging services, sports news, weather forecasts, stock market, humor, songs and mobile karaoke, mobile TV, games, entertainment, as well as community-oriented services, such as chatline and dating services. Mobile and fixed-line phone users can access PacificNet's VAS-Alliance services through Guangzhou 3G presence in 26 provinces in China. PacificNet and its subsidiary Guangzhou 3G are working together in rolling out the pilot test for iPACT, and have signed up five iPACT partners as early pilot sites covering the following regions: Shenzhen, Yantai, Zhenzhou, Guizhou and Shangdong.


*  Hitching International Acquisition Status


On October 3, PacificNet announced that it had entered into an agreement to acquire a majority and controlling interest in Hitching International Corporation ("HIC"). Through its subsidiary in Shenzhen China, HIC operates one of the leading Direct Response Television (DRTV) infomercial marketing companies for financial advisory services in China. HIC is headquartered in Shenzhen China with more than 600 employees in its DRTV infomercial telemarketing call center. The DRTV call center, with about 400 phone lines, occupies about 35,000 sq. feet. PacificNet is currently in the process of due diligence of legal, regulatory and financial information to be reviewed.


*  Nasdaq National Market Listing


On October 6, PacificNet's common stock listing was transferred from the NASDAQ SmallCap to the NASDAQ National Market. Management believes that this move may increase liquidity and visibility of PacificNet's common stock within the investment community.


*  Call Center Expansion in Guangzhou China


Due to the recent increase in the demand for telemarketing and call center services, PacificNet Epro announced in October the purchase of a new 250-seat call center facility in China, to support the rapidly growing business of the company. The new contact center is located in a Grade-A office building in Guangzhou, occupying one floor with over 18,000 sq. ft. This new site will supplement the existing 400-seat, 800-agents call center facility in Hong Kong, which has been operating at or above full capacity for the past year. The combined Hong Kong-China operation will expand Epro's total call center capacity to 650 seats and over 1,200 agents, serving existing and new clients in both Hong Kong and mainland China.

PacificNet Epro believes that the contact center expansion in Guangzhou may lead to annual revenue growth in the coming years. Furthermore, the new facility in China should lead to growth in profit margin because the labor cost and office facility is less than half of the cost in Hong Kong. To date, PacificNet Epro has invested RMB 10 million for the initial set up of the new Guangzhou contact center site and plans to invest another RMB 10 million for a second stage expansion.

On October 19, PacificNet announced that its PacificNet Epro ("Epro") subsidiary has acquired a 70% ownership interest in Guangzhou JunFeng Network Technology Co. Ltd. (JunFeng). The purchase price will be paid for via PacificNet Epro's existing cash. The acquisition is expected to be reflected in PacificNet Epro's 2006 earnings. JunFeng is a call center and value-added telecom service provider based in Guangzhou that owns various Value-Added Services (VAS) and call center licenses. These licenses are instrumental for PacificNet to develop contact center business in China. A wide array of supporting services are provided, including professional inbound services, outbound services, facilities management and IVRS support services, to meet clients' diversified needs.


SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements presented in this report include the financial statements of the Company, its subsidiaries and its variable interest entities. All significant inter-company transactions and balances are eliminated in consolidation. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company's share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, income taxes, goodwill and other intangible assets, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of our consolidated financial statements.

FOREIGN EXCHANGE

A majority of our call center services revenues and expenses relating to hardware sales are denominated in Hong Kong dollars, and substantially all of our revenues and expenses relating to the value added services (VAS) components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks.

REVENUE RECOGNITION

We generate revenues from four primary sources: call center software, business services, mobile services and applications, and call center and telemarketing services. We recognize revenue in accordance with US GAAP. The specific literature that we follow in connection with revenue recognition is the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 Revenue Recognition, the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, FASB Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables, and in certain instances EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

We recognize revenue when there is persuasive evidence of an arrangement, the product has been shipped and title has passed or the services have been delivered, the price is fixed or determinable and collectibility is probable. If an acceptance period is required, we recognize revenues upon the earlier of customer acceptance or the expiration of the acceptance period. Our agreements with customers, resellers and distributors do not contain product return rights. If the fee is not fixed or determinable due to the existence of extended payment terms, revenue is recognized periodically as payments become due, provided all other conditions for revenue recognition are met.


RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

------------------------------------------------------------------------------------------------------------------------------------
                                                       QUARTER ENDED       QUARTER ENDED     NINE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2005  SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                        100%              100.0%                 100%                 100%
------------------------------------------------------------------------------------------------------------------------------------
Cost of
Revenues                                                      (81.4%)             (83.0%)              (80.9%)              (80.1%)
------------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                   18.6%               17.0%                19.1%                19.9%
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expense                    (7.2%)              (9.7%)               (8.3%)              (11.8%)
------------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                  (1.3%)              (0.9%)               (0.8%)               (1.1%)
------------------------------------------------------------------------------------------------------------------------------------
Interest expenses                                              (0.5%)              (0.7%)               (0.6%)               (0.8%)
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operation                                         9.6%                5.7%                 9.4%                 6.2%
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                                 0.7%                0.1%                 0.5%                 0.1%
------------------------------------------------------------------------------------------------------------------------------------
Other income net                                                2.3%                1.0%                 1.9%                 0.8%
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interests            12.6%                6.8%                11.8%                 7.1%
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                      0.1%                0.0%                (0.1%)                0.0%
------------------------------------------------------------------------------------------------------------------------------------
Share of income of associated companies                         0.1%                0.0%                 0.0%                 0.0%
------------------------------------------------------------------------------------------------------------------------------------
Minority
interest                                                       (7.1%)              (5.1%)               (6.4%)               (5.4%)
------------------------------------------------------------------------------------------------------------------------------------
Net earning                                                     5.7%                1.7%                 5.3%                 1.7%
------------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Revenues for the three months ended September 30, 2005 were $10,722,000, an increase of $2,668,000 from $8,054,000 for the three months ended September 30, 2004. The increase in revenues is primarily due to the increased business as a result of the acquisition of Guangzhou 3G completed in April 2005. Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines. For the three months ended September 30, 2005, revenues of $3,362,000 (2004:
$1,489,000), $2,546,000 (2004: $2,545,000), and $4,677,000 (2004: $3,988,000)
were derived from the services rendered by the Company's three operating units, which include the following three groups:

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

                             1.Outsourcing      2.VAS Business        3.Communications
FOR THE PERIOD ENDED            Business          Distribution          Distribution        Admin & Other          Total
SEPTEMBER 30, 2005                ($)                   ($)             Business ($)             ($)                ($)
------------------------- --------------------- -------------------- -------------------- ------------------ ----------------
Revenues                             3,362,000             2,546,00            4,678,000            136,000       10,722,000
------------------------- --------------------- -------------------- -------------------- ------------------ ----------------
Earings (loss) before                  323,000            1,171,000              102,000          (243,000)        1,353,000
income taxes and
minority interests
------------------------- --------------------- -------------------- -------------------- ------------------ ----------------



FOR THE THREE                1.Outsourcing      2.VAS Business       3.Communications     Admin & Other           Total
MONTHS ENDED                    Business                                Distribution
SEPTEMBER 30, 2004                ($)                   ($)             Business ($)             ($)               ($)
------------------------- --------------------- -------------------- -------------------- ------------------ ----------------
Revenues                             2,545,000            1,489,000            3,988,000             32,000        8,054,000
------------------------- --------------------- -------------------- -------------------- ------------------ ----------------
Earings (loss) before                  292,000              397,000               48,000          (173,000)          564,000
income taxes and
minority interests
------------------------- --------------------- -------------------- -------------------- ------------------ ----------------


COST OF REVENUES. Cost of revenues for the three months ended September 30 was $8,733,000, an increase of $2,051,000 from $6,682,000 for the three months ended September 30, 2004. The increase is directly associated with the corresponding increase in costs related to the increased business due to the acquisition of Guangzhou 3G.

GROSS PROFIT. Gross profit for the three months ended September 30 was $1,989,000, an increase of $617,000 from $1,372,000 for the three months ended September 30, 2004. Gross margin for the three months ended September 30, 2005 was 19% of total revenues compared to 17% for the same period in 2004. We believe that our gross margin overall approximates the industry standards. The improvement on gross margins for both from the prior periods was primarily due to higher margin acquisitions added to PACT in the first and second quarters of 2005, such as PACT 3G and Clickcom, both WOFEs are set up with revenues net of operating costs from the PRC operating entities. In addition, the proportionate increase of high-margin investees in Groups (1) outsourcing services and Group
(2) VAS services have outgrown the 2-5% of low-margin investees under Group (3) Communication Distribution Services for both quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, totaled $962,000 for the three months ended September 30, 2005, an increase of $53,000, from $909,000 for the three months ended September 30, 2004. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs.

INCOME TAXES. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended September 30, 2005 totaled $(764,000), compared with $(411,000) for the same period in the prior year. The increase is due to an increase in the number of our subsidiaries which resulted in a greater number of outside ownership interests consolidated with the parent for financial reporting purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Revenues for the nine months ended September 30, 2005 were $30,607,000, an increase of $10,967,000 from $19,640,000 for the nine months ended September 30, 2004. As a contrast to prior period revenue, contributions by Epro, Linkhead, and Yueshen, in the aggregate, were 95% of total revenues. Revenues for the nine months ended September 30, 2005 were mainly derived from the following 3 sources:

s(a) Newly acquired subsidiaries in Group (1) Outsourcing Services such as Smartime has added approximately $2.8 million to nine months ended September 30, 2005 as compared to the same period in the prior year;

(b) Newly acquired subsidiary in Group (2) Value-added Telecom Services, such as PACT 3G and Clickcom, have together added approximately $2.3 million revenues in the nine months ended September 30, 2005 as compared to the same period in the prior year; and

(c) The remaining incremental revenues for nine months ended September 30, 2005 as compared to prior period were derived from growth from existing subsidiaries such as Yue Shen (Group 3), Linkhead (Group 2), EPRO (Group 1) and PACT Communications for $3.3m, $0.5m , $0.1m and $1.5m respectively.

COST OF REVENUES. Cost of revenues for the nine months ended September 30, 2005 was $24,753,000, an increase of $9,029,000 from $15,724,000 for the nine months ended September 30, 2004. This increase is directly associated with the costs related to the increased business due to the acquisition of the newly acquired subsidiaries.

GROSS MARGIN AND GROSS MARGIN RATIO. Gross margin for the nine months ended September 30, 2005 was $5,854,000, an increase of $1,938,000 from $3,916,000 for the nine months ended September 30, 2004. As explained above, the improvement on gross margins for both three months and nine months periods from the prior periods was primarily due to higher margin acquisitions added to PACT during the first and second quarters of 2005, such as PACT 3G and Clickcom; both WOFEs are set up with revenues net of operating costs from the PRC operating entities. In addition, the proportionate increase of high-margin investees in groups (1) outsourcing services and group (2) VAS services have outgrown the 2-5% of low-margin investees under group (3) Communication Distribution Services for both quarters. Group (3) as contributor to the overall gross margin contributor has been decreasing for the nine months ended September 30, 2005 as compared to the prior period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, totaled $2,987,000 for the nine months ended September 30, 2005, an increase of $286,000, from $2,701,000 for the nine months ended September 30, 2004. This increase resulted from increasing the size of our operations, which included increased premises costs and staff costs, mainly attributable to the operations of Epro, Linkhead, Yueshen and Smartime.

OTHER INCOME. Other income was $732,000 for the nine months ended September 30, 2005, as compared to $152,000 for the nine months ended September 30, 2004, primarily due to non-operating gains from sale of properties and interest income during the first nine months of 2005.

OTHER INCOME (EXPENSE) For the nine months ended September 30, 2005, non-operating income or sundry income included in the Statement of Operations was mainly derived from gains from sales of real estate properties of approximately$120,000, gains from investment of securities $113,000, other income from system integration services of approximately $287,000, and other miscellaneous income.

EQUITY EARNINGS IN UNDISTRIBUTED EARNINGS OF INVESTEE COMPANY. The Company recorded $12,000 in equity earnings in its investee company for the nine month ended September 30, 2005 compared with $nil for the same period in the prior year, derived primarily from 30%-owned investee, Cheer Era Limited, which was acquired in April 2004.

INCOME TAXES. A tax provision estimate of approximately $43,000 was made for the nine months ended September 30, 2005, as a result of increasing profit before taxes for some of the subsidiaries based on management best estimates. Interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTEREST. Share of earnings by minority interest for the nine months ended September 30, 2005 was $1,949,000, as compared with $1,062,000 for the same period in the prior year representing increased sharing of earnings by newly acquired subsidiaries such as PACT 3G, Clickcom, Smartime since September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS. As of September 30, 2005, the Company had cash and cash equivalents of $4,778,000 as compared to $6,764,000 at December 31, 2004.

WORKING CAPITAL. The Company's working capital increased to $16,338,000 at September 30, 2005, as compared to $16,185,000 at December 31, 2004. When compared to balances at December 31, 2004, the increase in working capital at September 30, 2005 was due to cash proceeds received for the exercise of options and warrants of approximately $981,000 offset by consideration paid for the acquisition of Clickcom and Guangzhou 3G.

NET CASH FROM OPERATING ACTIVITIES. Net cash raised in operating activities was $300,000 for the nine months ended September 30, 2005 as compared to net cash used in operating activities of $871,000 for the nine months ended September 30, 2004. The decrease in net cash used in operating activities in the nine months ended September 30, 2005 was primarily due to increase in earnings for the period ended September 30, 2005. Net cash used in operating activities of $871,000 for the nine months ended September 30, 2004, resulted primarily from net earnings of $328,000, increased by non-cash items totaling $1,813,000 and decreased by changes in operating assets of $3,012,000.

NET CASH FROM INVESTING ACTIVITIES. Net cash used in investing activities was $861,000 for the nine months ended September 30, 2005 compared to $3,584,000 for the comparative prior period. Net cash used in investing activities in the nine months ended September 30, 2005 was primarily due to the acquisition of Guangzhou 3G and Clickcom for $2,022,000 and the acquisition of property and equipment for $1,346,000 offset by a decrease in restricted cash of $3,132,000 and purchases of marketable securities of $409,000. Net cash used in investing activities for the nine months ended September 30, 2004 was $3,854,000 representing the acquisition of subsidiary companies, interest in investee company, and property and equipment of $1,302,000, $385,000 and $1,039,000, respectively. The additions to property and equipment were a result of the expansion of the CRM and call center business in Hong Kong.

NET CASH FROM FINANCING ACTIVITIES. Net cash used in financing activities for the nine months ended September 30, 2005 was $1,425,000 representing funds advanced from related parties and other loan receivables of $2,433,000 offset by funds raised from the exercise of stock options and warrants totaling $981,000. Net cash provided by financing activities for the nine months ended September 30, 2004 was $2,877,000 representing net proceeds from issuance of common stock of $2,813,000, net proceeds from shares issued to certain sellers in the post-acquisition of subsidiaries for payments made to sellers to finance the acquisitions of $564,000, net cash proceeds received from the exercise of stock options of $74,000 and advances under bank loans of $1,990,000, offset by repayments on debt of $2,465,000 and repurchase of treasury shares of $99,000.

RELATED PARTY TRANSACTIONS:

LOAN RECEIVABLE FROM RELATED PARTIES

As at September 30, 2005, there was a total loan receivable of US$1,349,000 due from related parties including US$795,000 due from Cheer Era (30% owned by PACT), US$192,000 due from a director of PACT's subsidiary, Soluteck, and US$362,000 due from the shareholder of Yueshen, a subsidiary of PACT. The terms of these three related parties loan receivables are below:

LOAN TO CHEER ERA

As at September 30, 2005, there was a total loan receivable of US$795,000 outstanding from Cheer Era, a 30% owned investee of PACT. The purpose of the loan was a working capital loan to finance the expansion of Cheer Era's business in Europe and North America. The repayment of this loan will be due at the end of 2005 with 8% interest per annum or be due on September 30, 2006 with 7.5% interest per annum, plus 8% penalty interest in case it has not been timely paid. The loan is collateralized with 149,459 PACT shares owned by the two equity owners of Cheer Era having 70% majority stake in Cheer Era, and the remaining assets and equity ownership of Cheer Era.

LOAN TO SOLUTEK'S DIRECTOR

As at September 30, 2005, there was a loan outstanding of US$192,000 receivable from a director of Solutek, payable in three equal installments of US$72,314 each, being principal plus interest, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PACT shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO YUESHEN'S SHAREHOLDER

As at September 30, 2005, a US$362,000 loan receivable was outstanding from the shareholder of a PACT's subsidiary, Yueshen for the purpose of repaying the working capital loan by the predecessor of Yueshen advanced prior to PACT's acquisition. This loan is collateralized with PACT shares owned by the shareholder of Yueshen.

LOAN PAYABLE TO RELATED PARTY

As at September 30, 2005, a US$513,000 loan was outstanding from Epro to a shareholder of Epro. In August 2005, US$513,000 was advanced to Epro for a period of 5 years at 6.5% interest per annum for working capital purposes.

COMMON STOCK - EXERCISE OF WARRANTS

On March 28 2002, we completed a $3,480,000 private placement by issuing 2,400,000 shares of common stock at a price of $1.45 per share to Sino Mart Management Limited ("Sino Mart"), whose executive director Mr. TONG Cho-Sam is the father of the chairman and CEO of the Company. In addition, the Company issued Sino Mart a warrant to purchase up to an additional 600,000 shares of common stock at $1.45 per share. The warrant is fully exercisable beginning on April 1, 2002. The $3,480,000 private placement transaction (including the 600,000 warrant) was approved at a special stockholder meeting held on March 25, 2002. For the nine months ended September 30, 2005, we received $870,000 from Sino Mart Management Limited ("Sino Mart") as a result of Sino Mart's exercise of a warrant to purchase 600,000 shares of common stock at a price of $1.45 per share.

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

For the financial figures stated in this Form 10-QSB, the conversion of Renminbi
(RMB) into U.S. dollar (USD) is based on USD1.00=RMB8.268. Therefore, the conversion rate is based on the rate prior to the Renminbi revaluation on July 21, 2005. As management believes that the net effect for the difference between the interim exchange rate and the conversion rate stated in this Form 10-QSB is not material, the foreign currency translation will be revisited as at the year ending December 31.

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

CONTRACTUAL OBLIGATIONS.

We have significant cash resources to meet our contractual obligations as of September 30, 2005, as detailed below:


Contractual Obligations                     Total            1 year         1-3 years    4-5 years     After 5 years
                                         ----------        ----------       ----------   ----------      ----------
Line of credit                           $  645,000        $  645,000               --           --              --
Bank Loans                               $1,401,000        $1,385,000       $   16,000           --              --
Capital leases                           $  238,000        $  137,000       $  101,000           --              --
                                         ----------        ----------       ----------
Total cash contractual obligations       $2,284,000        $2,167,000       $  117,000
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


ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and this information was accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure during the period when this report was being prepared.

There were no changes in the Company's internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting as well as these controls subsequent to the Evaluation Date.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit
Number                          Description
------                          -----------

31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-15(E) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of
         2002), filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PACIFICNET INC.


DATE: NOVEMBER 14, 2005             BY: /S/ TONY TONG
                                        ----------------------------------------
                                        TONY TONG
                                        CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)

DATE: NOVEMBER 14, 2005             BY: /S/ WANG SHAO JIAN
                                        ----------------------------------------
                                        WANG SHAO JIAN
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)