Form 10KSB
period 2005-12-31
PACIFICNET INC
filed 2006-04-28
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

  23/F, TOWER A, TIMECOURT, NO.6 SHUGUANG XILI,                N/A
       CHAOYANG DISTRICT, BEIJING, CHINA 100028            (Zip Code)
    (Address of principal executive offices)

                 Registrant's Telephone Number: 0086-10-59225000
 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.
                            (Former Name and Address)

       Securities Registered under Section 12(b) of the Exchange Act: NONE

         Securities Registered under Section 12(g) of the Exchange Act:
                        Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12(b) of the Exchange Act).                                  Yes [ ] No [X]

Issuer's revenue for its most recent fiscal year: $44,341,000. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2006 was approximately $66,627,235, based upon the closing sale price of $7.39 per share as reported by The NASDAQ National Market on such date. There were 13,238,497 shares of the Company's common stock outstanding on March 31, 2006.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                TABLE OF CONTENTS

                                    PART I

   ITEM 1.  DESCRIPTION OF BUSINESS........................................... 2
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................30
   ITEM 3.  LEGAL PROCEEDINGS.................................................31
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............31

                                   PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........32
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........34
   ITEM 7.  FINANCIAL STATEMENTS..............................................43
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................44
   ITEM 8A. CONTROLS AND PROCEDURES...........................................44

                                   PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............45
   ITEM 10. EXECUTIVE COMPENSATION............................................51
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....53
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................54
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................54
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................56


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

ITEM 1.  DESCRIPTION OF BUSINESS

As used in this report, "we", "us," "our," "Company", "PacificNet" or "PACT" refers to PacificNet Inc., a Delaware corporation.

OVERVIEW

We were incorporated in the state of Delaware in 1987. Our business consists of four groups, all of which operate within the outsourcing and telecommunications industries in Asia, primarily Greater China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), Macau Special Administrative Region, and Taiwan. Through our subsidiaries we invest in and operate companies that provide outsourcing services, value-added telecom services (VAS) and communication products distribution services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems and voice over internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). Our communication products distribution services include the wholesale and retail sale and distribution of calling cards in China, multimedia interactive self-service kiosk distribution and online mobile phone distribution. We also have a number of subsidiaries that we use primarily for administration, internal control and acquisition purposes. We intend to continue to grow our business by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

Our business process outsourcing services generate revenue from call center services, call center management software sales, and training and consulting. We invoice our call center clients monthly at per seat monthly rates, a base price plus commission per call, or a per hour charge rate, depending on the client's preference. Our call center software clients pay per license, for which there is usually a one-time charge on sale of the software and annual maintenance fees for service. We charge per project for our consulting and training services and for our telecom VAS, which are invoiced throughout the project. Our telecom VAS often includes a post-sale service contract for systems integration and consulting services for which we bill separately. Our communication products such as calling cards, kiosks and cell phones are sold cash-on-delivery.

Our clients include the leading telecom operators, banks, insurance, travel, marketing, and service companies, as well as telecom consumers, in Greater China. Clients include China Telecom, China Netcom, China Mobile, China Unicom, PCCW, Hutchison Telecom, CSL, SmarTone, Sunday, Swire Travel, Coca-Cola, SONY, Samsung, Motorola, Nokia, TNT Express, Huawei, TCL, Dun & Bradstreet, American Express, Bank of China, DBS, Hong Kong Government, and Hongkong Post. PacificNet employs over 2,000 staff in our various subsidiaries in China with offices in Hong Kong, Beijing, Shanghai, Shenzhen, and Guangzhou.

PacificNet's operations include the following four groups:

         (1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.

         (2) Value-Added Telecom Services (VAS): including Content Providing
         (CP), Interactive Voice Response (IVR), Platform Providing (PP) and Service Providing (SP).

         (3) Communication Products Distribution Services: including calling cards, GSM/ CDMA/ XiaoLingTong products, and multimedia self-service kiosks.

         (4) Other Business: including internal administrative matters and other related corporate items.

CORPORATE STRUCTURE

The chart attached herein as Exhibit 99.1, sets forth our corporate and share ownership structure as of the date of this annual report.

We conduct our business operations through the following business units and subsidiaries:

(I) OUTSOURCING SERVICES GROUP
------------------------------

1) PACIFICNET EPRO HOLDINGS LIMITED (FORMERLY KNOWN AS: EPRO TELECOM HOLDINGS LIMITED)

         PacificNet Epro Holdings Limited (referred to herein as "Epro"), a company incorporated in the Hong Kong Special Administrative Region of the PRC, is engaged in the business of providing call center and customer relationship management (CRM) services, mobile marketing and promotion services, call center training, management and consulting services, call center software, IVR systems, mobile payment and mobile point of sale (POS) solutions, Internet e-commerce and mobile commerce, mobile applications based on short messaging services (SMS), multimedia messaging services (MMS), outsourced telemarketing and customer support services, and other mobile value-added services (VAS). Epro's business serves Hong Kong and the PRC's telecom operators, banks, insurance, and other financial services companies in the PRC. Epro's clients include major telecom operators, banks, insurance and financial services companies in Greater China, such as China Telecom (NYSE: CHA), China Unicom (NYSE: CHU), PCCW (NYSE: PCW), CSL, SmarTone Telecom, Sunday Communications (NASDAQ: SDAY), Hutchison Whampoa Limited (HKSE: 0013.HK), Swire Coca-Cola, Samsung, Dun & Bradstreet, DBS, Dao Heng Insurance, Shenzhen Development Bank, Hong Kong Government Housing Authority and Hong Kong Post.

2) PACIFIC SMARTIME SOLUTIONS LIMITED / PACIFIC SOLUTIONS TECHNOLOGY (SHENZHEN) CO. LTD.

         Pacific Smartime Solutions Limited (referred to herein as "Smartime") is an IT outsourcing company incorporated in Hong Kong that operates through its China subsidiary Pacific Solutions Technology ( Shenzhen ) Co. Ltd. (referred to herein as: Soluteck Shenzhen), which is a leading provider of outsourcing services including software development, R&D, and project management services in China. Smartime employs over 280 staff and provides outsourcing services to the leading telecom, banking and financial services companies in China, including Huawei, IBM, Bank of East Asia. In December 2004, Smartime launched a new software development outsourcing center in Shenzhen, located in a Grade A office building, currently occupying two floors (total 26,000 square feet) with the capacity to expand to two additional floors. Each of the two floors will have the capacity to house about 200 employees. The new outsourcing development center will serve its existing clients, which includes some of the world's leading telecom and IT companies.

3)       PACIFICNET SOLUTIONS LIMITED (Incorporated in Hong Kong)

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

(II) VALUE-ADDED TELECOM SERVICES (VAS) GROUP
---------------------------------------------

CONTENT PROVIDER COMPANY

         CHINAGOHI/LION ZONE (SPECIAL PURPOSE VEHICLE (SPV)), HOLDING COMPANY FOR CHINAGOHI

         In December, 2005, we acquired a controlling interest in Shenzhen GuHaiGuanChao Investment Consultant Company Limited ("ChinaGoHi"), a wholly owned foreign enterprise (WOFE) registered in China, through the purchase of a 51% interest of ChinaGoHi's parent, GoHi Holdings Limited (referred to herein as "Lion Zone"), a British Virgin Islands company. Lion Zone is an investment holding company principally engaged in providing investment advisory consulting services and direct response television (DRTV) telemarketing services. Through ChinaGoHi, we provide infomercial marketing services and telemarketing services and financial advisory services in China, including Direct Response Television (DRTV) infomercials through satellite and cable TV broadcasting, web portals, and subscription-based value-added services including Internet email, short message services (SMS), mobile WAP services, and interactive voice response (IVR) services via fixed and mobile phones. ChinaGoHi ("ChinaGoHi", http://www.ChinaGoHi.cn) is a leading information content provider of Chinese stock market information, analysis, and investment advisory services via DRTV infomercials through satellite and cable TV broadcasting, IVR, SMS and WAP based mobile value-added services, web portals and subscription based audio-video streaming via the Internet.

PLATFORM PROVIDING COMPANY

         BEIJING LINKHEAD TECHNOLOGIES COMPANY LIMITED (Incorporated in the PRC)

         Beijing Linkhead Technologies Company Limited, (referred to herein as "Linkhead"), a PRC limited liability corporation, is engaged in the business of providing value-added services (VAS), interactive voice response (IVR) system development and integration, voice Internet portals, computer telephony integration (CTI), VoIP, Internet and mobile application development, telecom customer relationship management (CRM) services for China's telecom operators, telecom related management and consulting services, mobile consumer analytics, mobile data-mining, Internet e-commerce and mobile commerce, mobile applications based on WAP, K-Java, BREW, EMS, short messaging services
         (SMS), multimedia messaging services (MMS), outsourced software development, and other mobile value-added services (VAS) in the PRC. Linkhead's major clients and profit-sharing partners include some of the leading telecom operators such as China Telecom, China Mobile, China Unicom. Linkhead is also channel partner, or a master reseller, of NMS Communications (NASDAQ: NMSS), a leading provider of communications technologies and solutions which enable new enhanced services and efficient networks that help customers grow their profits and revenue.

SERVICE PROVIDER COMPANIES

         1) PACIFICNET CLICKCOM LIMITED (INCORPORATED IN THE PRC)

         In December 16, 2004, we entered an agreement to acquire a controlling interest in Guangzhou Clickcom Digit-net Science and Technology Ltd ("Clickcom-WOFE") through the purchase of a 51% interest of Clickcom-WOFE's parent company, PacificNet Clickcom Limited, a British Virgin Islands Company ("Clickcom-BVI"). The deal has been completed on March 28, 2005. Clickcom-WOFE conducts its VAS operations with GuangZhou DianXun Company Limited ("Dianxun-DE"), a PRC registered Domestic Enterprise (DE)., through a series of contractual agreements. Under these agreements, the shareholders of Dianxun-DE are required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. Through Clickcom-WOFE, we have also entered into a consulting and services agreements with Dianxun-DE, under which Clickcom-WOFE provides technical services and other services to Dianxun-DE in exchange for all of the net income of Dianxun-DE. In addition, the shareholders of Dianxun-DE have pledged their shares in Dianxun-DE as collateral for non-payment of fees for the services we provide. Through Clickcom-WOFE we provide directly to China's telecom operators a wide variety of wireless Internet services for mobile phones, such as SMS, Wireless Application Protocol (WAP), which allows users to access information instantly via handheld wireless devices and Java mobile applications. The acquisition of Clickcom-WOFE is our first step in entering the VAS service provider market in which we will be able to design our own mobile phone VAS for distribution directly to telecom operators.

         2) GUANGZHOU 3G INFORMATION TECHNOLOGY CO. LIMITED (Incorporated in the
         PRC)

         In March 2005 we entered an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), a PRC registered wholly owned foreign enterprise (WOFE), through the purchase of a 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited, a British Virgin Islands Company ("Guangzhou3G-BVI"). Guangzhou3G-WOFE conducts it VAS operations with Guangzhou Sunroom Information Industrial Co., Ltd. ("Sunroom-DE"), a PRC registered Domestic Enterprise (DE), through a series of contractual agreements. Under these agreements, the shareholders of Sunroom-DE are required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. Through Guangzhou3G-WOFE, we have also entered into a consulting and services agreements with Sunroom-DE, under which Guangzhou3G-WOFE provides technical services and other services to Sunroom-DE in exchange for all of the net income of Sunroom-DE. In addition, the shareholders of Sunroom-DE have pledged their shares in Sunroom DE as collateral for non-payment of fees for the services we provide. Sunroom-DE is one of the largest value-added telecom and information services providers in China with both voice (IVR and call center) and data (SMS, MMS, WAP, JAVA, GPRS) connection to the four major telecom operators in Asia, China Mobile, China Unicom, China Telecom, and China Netcom, covering both mobile and fixed-line networks. Guangzhou 3G-DE also offers a wide variety of IVR and other wireless and fixed-line, value-added telecom services including color ring back tone (CRBT) services, background music (BGM) services, video ICQ (VICQ) mobile instant messaging services, sports and soccer news, weather forecasts, stock prices, jokes, short stories, dramas, songs and mobile karaoke, mobile TV, games, entertainment, as well as community-oriented services, such as chatline and dating services. Mobile and fixed-line phone users can access Guangzhou 3G-DE's IVR services through one of the four major telecom operators' networks. Guangzhou 3G-DE currently employs 280 staff, and has offices in 26 provinces in China including Guangdong, Guangxi, Hubei, Hunan, Jiangsu, Zhejiang, Shanghai, Henan, Anhui, Yunnan, Gansu, Ningxia, Inner Mongolia, Guizhou, Tianjin, Qinghai, Hainan, Heilongjiang, Shanxi, Shandong, Chongqing, Jiangxi, Beijing, Hebei, Liaoning, and Jilin. Guangzhou 3G's market covers all the major regions of China with over 3 million accumulated fee paying customers.

         3) GUANGZHOU WANRONG INFORMATION TECHNOLOGY CO., LIMITED (Incorporated in the PRC)

         On January 31, 2006, we consummated an agreement to acquire a 51% majority interest in Guangzhou Wanrong Information Technology Co., Ltd. ("Guangzhou Wanrong,), one of the leading value-added telecom service providers in China. Since its inception in 2003, Guangzhou Wanrong has achieved strong growth in its VAS including SMS, WAP, JAVA, MMS, IVR, multimedia entertainment download services, media interactive products, mobile email services, life, sports, entertainment, and business information services. Guangzhou Wanrong was granted nationwide SMS service numbers "2388" for China Mobile and "9928" for China Unicom.

         4) IPACT INTERNATIONAL INVESTMENT LIMITED (Incorporated in the BVI)

         Our subsidiary, PacificNet Strategic Investment Holdings Limited holds an 80% equity interest in IPACT International Investment Limited ("IPACT"). IPACT is a newly formed business entity in October 2005. Its primary business will be to sign up qualified Voice-VAS and IVR service providers as profit sharing members in China under a unified brand "iPACT". We will provide to qualified VAS-Alliance partners, on a profit sharing basis, all of the hardware, software, application, and content for VAS, including a variety of IVR and other wireless and fixed-line VAS content, including color ring back tone (CRBT) services, background music (BGM) services, VICQ mobile instant messaging services, sports news, weather forecasts, stock market, humor, songs and mobile karaoke, mobile TV, games, entertainment, as well as community-oriented services, such as chatline and dating services. Mobile and fixed-line phone users can access PacificNet's VAS-Alliance services through Guangzhou 3G presence in 26 provinces in China.

         5) PACIFICNET AD. LIMITED (Incorporated in Hong Kong)

         PacificNet Ad. Limited was incorporated in Hong Kong in December 2005 and 68% of its outstanding equity shares are held by PacificNet Limited. Its principle business is advertising and media services.

(III) COMMUNICATION PRODUCTS DISTRIBUTION GROUP
-----------------------------------------------

         1) GUANGZHOU YUESHEN TAIYANG NETWORK TECHNOLOGY CO. LTD. (Incorporated in the PRC)

         Guangzhou YueShen TaiYang Network Technology Co. Ltd. (referred to herein as "YueShen"), a PRC registered sino-foreign equity joint venture, is a subsidiary of PacificNet. YueShen is a leading distributor of telecom services including phone cards, mobile SIM cards, prepaid stored-value cards, re-chargeable phone cards, VoIP and IDD calling cards, Internet access cards, and bundled cross-selling insurance cards, travel and hotel reservation cards and customer loyalty membership cards in China. YueShen is a leading top-level distributor for the major telecom operators in China, including China Mobile, China Unicom, China Telecom, China Netcom and China Railcom.

         2) PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO., LIMITED (Incorporated in the PRC)

         On February 06, 2006, we entered into an agreement to acquire a 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone and accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China. 18900.com is the leading Internet e-commerce distributor of mobile products in China, and provides Internet, email, customer service centers, pre-sale and post-sale services, logistics and cash-on-delivery (COD) services to mobile related products in China. iMobile's 18900.com e-commerce operations combines both online Internet services with its offline customer services network composed of a nationwide chain of logistic and customer centers covering 22 provinces and 40 major cities in China, including Beijing, Shanghai, Chongqing, Tianjin, Chengdu, Dalian, Qingdao, Guangzhou, Shenzhen, Zhuhai, Dongguan, Hangzhou, Suzhou, Ningbo, Wenzhou, Nanjing, Wuhan, Xi'an, Harbin, Qiqihaer, Hunan and Changsha. iIMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 2.3 million registered online users and over 400,000 active users, with 5 million daily page views and 20,000 blog postings per day, which makes iMobile the top ranked site in its category in China. It is expected this acquisition was structured in the same manner as our other acquisitions, with operation and services agreements between Beijing Xing Chang Xin Science and Technology Development Co. Limited Incorporated DE and PacificNet Imobile (Beijing) Technology, Co. Ltd. WOFE.

         3) PACIFICNET COMMUNICATIONS LIMITED

         PacificNet Communications Limited (referred to herein as "PacCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in telecom related services in Hong Kong and Greater China.

         4) TAKE1 TECHNOLOGIES GROUP LIMITED ("TAKE1" , FORMERLY KNOWN AS: CHEER ERA LIMITED)

         Take1 (http://www.take1technologies.com/) is a leading designer, developer and manufacturer of multimedia entertainment and communication kiosk products including photo and video entertainment kiosks, digital camera photo development stations, multimedia messaging services (MMS) and mobile content download, payment and delivery stations for mobile phones, and other coin-operated kiosks and kiosk consumables. Take1 markets and distributes its multimedia communication stations around the world including the USA, Canada, Mexico, Europe, Korea, China, India and SE Asia. Take1 is headquartered in Hong Kong with operations in China, Canada, and USA.

(IV) OTHER BUSINESS ENTITIES
----------------------------

         1) PACIFICNET LIMITED (INCORPORATED IN HONG KONG)

         PacificNet Limited is incorporated in Hong Kong as a wholly owned subsidiary of PacificNet Inc. Its primary purpose is to handle the general administrative operations of PacificNet in Hong Kong.

         2) PACIFICNET STRATEGIC INVESTMENT HOLDINGS LIMITED (Incorporated in the BVI)

         PacificNet Strategic Investment Holdings Limited (referred to herein as "PacInvest"), incorporated in the British Virgin Islands (BVI), is a wholly owned subsidiary of PacificNet that specializes in strategic investment, direct investment, mergers and acquisitions, joint venture development, and other financial and investment services in Hong Kong and Greater China. Its primary purpose is to help PacificNet identify strategic investment opportunities, process deal flow, conduct due diligence, negotiate terms and valuation, monitor investment performance and conduct synergy development, with a focus in Chinese investment opportunities related to PacificNet's business.

         3) PACIFICNET POWER LIMITED (Incorporated in Hong Kong)

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

         4) PERPETUAL GROWTH INVESTMENTS LIMITED (Incorporated in the BVI)

         Perpetual Growth Investments Limited incorporated in the British Virgin Islands (BVI), is a wholly owned subsidiary of PacificNet Communications Limited.

         5) PACIFIC FINANCIAL SERVICES LIMITED (Incorporated in Hong Kong)

         Pacific Financial Services Limited incorporated in Hong Kong in November 2005, is a wholly owned subsidiary of PacificNet Inc. Its primary purpose is to provide financial services in Hong Kong.

         6) PACIFICNET GAMES LIMITED(Incorporated in the BVI)

         PacificNet Games Limited incorporated in the British Virgin Islands
         (BVI), is a wholly owned subsidiary of PacificNet Strategic Investment Holdings Limited. Its primary purpose is to design and distribute Internet online games and offline gaming machines.

         7) PACIFICNET TECHNOLOGY (SHENZHEN) LIMITED (Incorporated in the PRC)

         PacificNet Technology (Shenzhen) Limited (referred to herein as "PacSZ") is incorporated in the PRC as a wholly owned foreign enterprise (WOFE) , is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is to provide administrative support back-office, IT support and software development services, to support PacificNet's operations in China, and to conduct the general administrative operations of PacificNet in China.

         8) PACIFICNET BEIJING LIMITED (Incorporated in the PRC)

         PacificNet Beijing Limited (referred to herein as "PacBJ") incorporated in the PRC as a wholly owned foreign enterprise (WOFE) is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is toprovide administrative back-office support, IT support and software development services, to support PacificNet's operations in China, and to conduct the administrative operations of PacificNet in China.

OUR ACQUISITION MODEL FOR TELECOM VALUE- ADDED SERVICES COMPANIES IN CHINA

CORPORATE OWNERSHIP STRUCTURE

         Set forth below is an illustration of our acquisition model using Clickcom as an example.

   ===================================
   |         PacificNet Inc.         |
   |  Incorporated in Delaware, USA  |
   |       (listed on Nasdaq)        |
   ===================================
                   |
                   |   100%
                   \/
   -----------------------------------     --------------------------------
   | PacificNet Strategic Investment |     | The shareholders of Guangzhou |
   |        Holdings Limited         |     |      Dianxun Co., Ltd.        |
   |      Incorporated in BVI        |     |                               |
   -----------------------------------     --------------------------------
                              |                   |
                              |   51%             |   49%
                              \/                  \/
                         -------------------------------
         --------------->| PacificNet Clickcom Limited |
         |               |    Incorporated in BVI      |
         |               -------------------------------
 Power   |                             |
         |                             |   100%
  of     |                             \/
         |               -------------------------------
Attorney |               | Guangzhou Clickcom Digit-net |
         |               | Science and Technology Ltd.  |
         |               |             WOFE             |
         |               -------------------------------
         |     Operation agreement  /\  /\  |
         |  Share pledge agreement  |   |   |  Service agreement
         |                          |   |   \/
         |               -------------------------------
         |               | Guangzhou Dianxun Co., Ltd. |
         |---------------|     Incorporated in PRC     |
                         |             DE              |
                         -------------------------------


PRC laws and regulations restrict us, as a foreign entity, from having a direct controlling interest in entities such as Dianxun-DE Sunroom-DE Wanrong-DE and Imobile-DE that hold operating licenses to engage in domestic telecom value-added services and online ecommerce in China. As a result, we conduct substantially all of our operations through Clickcom-WOFE, Guangzhou3G-WOFE, Wanrong-WOFE and Imobile-WOFE. We own 51% of the shares in each of the WOFEs. Clickcom-WOFE, Guangzhou3G-WOFE, Wanrong-WOFE and Imobile-WOFE each signed Consulting and Services Agreements respectively with Dianxun-DE Sunroom-DE Wanrong-DE and Imobile-DE (the entities that actually carry out the operating activities). These agreements provide that all of the DE profits will flow through to the respective WOFEs. Pursuant to these agreements, we guarantee any obligations undertaken by these companies under their contractual agreements with third parties, and we are entitled to receive service fees in an amount equal to 51% of the net income of these companies. Accordingly, we bear the risks of, and enjoy the rewards associated with, the investments in Clickcom-WOFE, Guangzhou3G-WOFE, Wanrong-WOFE and Imobile-WOFE . The operations of DEs are managed by their original management teams. We do not put our own management in place, nor do we integrate current management of the DEs with management from other subsidiaries. According to the operating agreements between the DEs and WOFEs, each DEs board of directors has the power to appoint the General Manager of the DE who in turn has the power to appoint other members of the management. We do not directly participate in the daily operations DE, however, we have the power to appoint or change directors and senior management because PacificNet indirectly ultimately controls the voting power of the shareholders of each DE through the Power of Attorney given to our President, Mr. Victor Tong.

In the opinion of our internal PRC legal counsel, the ownership structures of, and contractual agreements between Clickcom-WOFE, Guangzhou3G-WOFE, Wanrong-WOFE and Imobile-WOFE with Dianxun-DE Sunroom-DE Wanrong-DE and Imobile-DE, respectively, and their shareholders, and the businesses and operations of the DEs as, respectively, described in this Annual Report, comply with all existing PRC laws, rules and regulations and are fully enforceable in accordance with their terms and conditions. In addition, our internal PRC legal counsel is of the opinion that no consent, approval or license, other than those already obtained, is required under any of the existing PRC laws, rules and regulations for the effectiveness and enforceability of the ownership structures, contractual agreements and businesses and operations of the WOFEs and those DE's. However, there may be uncertainties regarding the interpretation and implementation of current PRC laws and regulations. See "Risk Factors -- Risks Relating to Our Business."

BUSINESS OPERATIONS OF THE WOFES

The business of each of Clickcom, Guangzhou3G, Wanrong and Imobile WOFE's are conducted through a series of contractual agreements with their affiliated PRC-incorporated Domestic Enterprise (DE) value-added service (VAS) or ecommerce providers, Dianxun-DE, Sunroom-DE, Wanrong-DE and Imobile-DE, respectively, and their respective shareholders. We do not have any ownership interests in Dianxun-DE, Sunroom-DE, Wanrong-DE and Imobile-DE.

WIRELESS DATA SERVICES
----------------------

Dianxun-DE, Sunroom-DE and Wanrong-DE have established cooperation arrangements with mobile telecommunications operators, mobile phone producers and other wireless data service providers in the wireless VAS business. They provide wireless data services through China Mobile's Monternet and China Unicom's UNI-Info platforms pursuant to revenue sharing agreements that they have entered into with these mobile telecommunications operators. These services include color ring back tone (CRBT) services, background music (BGM) services, VICQ mobile instant messaging services, sports and soccer news, weather forecasts, stock prices, jokes, short stories, dramas, songs and mobile karaoke, mobile TV, games and entertainment.

China Mobile and China Unicom control the two mobile telecommunications networks through which all wireless data services are currently provided to mobile phone users in China. Close working relationships with China Mobile and China Unicom are critical to the operation and continued development of wireless data services business. See "Risk Factors -- Risks Relating to Our Business." A substantial portion of Dianxun-DE, Sunroom-DE and Wanrong-DE business depends on mobile telecommunications operators in China, and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of our revenue. As of the end of 2005, Dianxun-DE, Sunroom-DE and Wanrong-DE had entered into approximately 25 cooperation and revenue sharing agreements with various provincial subsidiaries of China Mobile, as well as China Unicom, to provide wireless data services to mobile phone users, to research and develop new wireless data technologies and to promote the use of wireless data services in China.

Dianxun-DE, Sunroom-DE and Wanrong-DE established the fees for data services in consultation with telecommunications operators in China. They share the revenue from these fees with the telecommunications operators, content providers and mobile phone producers. They also pay a transmission fee to the appropriate telecommunications operator with respect to messages that they send through its value-added services platform.

The mobile telecommunications operators establish standards within which wireless data services providers are able to set the fees for their services. These standards are filed with the Ministry of Information Industry by the mobile telecommunications operators. In accordance with these standards, they charge the users content fees on either a per-message or a monthly subscription basis. Both per-message and monthly subscription content fees vary for the different wireless data products and services.

WIRELESS INTERACTIVE VOICE RESPONSE (IVR) SERVICES
--------------------------------------------------

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

CONSULTING AND SERVICE AGREEMENTS

The Consulting and Service Agreement signed between each WOFE and their respective DE is similar. Pursuant to the terms of the agreement, the WOFE ("Party A") agrees to be the exclusive provider of telecom consulting services to the DE ("Party B"). During the term of the agreement, Party B shall not accept technical and consulting services provided by any third party. Party B agrees to pay a fee to Party A equal to 100% of its monthly net income for the services provided. Payment of the service fees has been secured through a share pledge agreement with the shareholders of each of the DEs, whereby they pledged all of their shares to the respective WOFE. In addition, each of the shareholders of the DEs has granted to our President, Mr. Victor Tong, a Power of Attorney which gives him the full power and authority to exercise all of the rights of the shareholders of the DEs.

(1) Each of the DEs, by design, is thinly capitalized because a substantial portion of PacificNet's invested amounts or consideration were paid or payable directly to previous owners of Sunroom-DE and Dianxun-DE for entering into the acquisition transactions while none of the investment consideration was injected into the DEs. Therefore, additional funding from PacificNet is needed to support the DEs' business development and working capital.

(2) Fees from Service Contracts - Fees from these service contracts are substantial, but are not commensurate with the level of service provided by the WOFEs to the DEs. The contractual and funding arrangements with the DEs evidence that PacificNet has closely participated in the majority of the DEs' economics. PacificNet is the primary beneficiary through its WOFE subsidiaries since PacificNet is the only enterprise with a sufficiently large interest in the VIEs. Accordingly, we conclude that going forward PacificNet should consolidate the DEs' financial interests.

BUSINESS OPERATION HIGHLIGHTS OF 2005

During the three months ended December 31, 2005, we continued to win business from high-profile Chinese and multinational companies conducting business in China such as China Mobile, China Unicom, China Telecom, Bank of China, Ping An Insurance, TCL, TNT Express, Watsons, Hutchison. All of our business units remain strong, and we continue to focus on penetrating the CRM and VAS/IVR markets through organic growth and by acquisition. With the launch of the 'iPACT' IVR-Alliance program, we hope to sign up new local IVR service providers to join our unified brand and strong IVR content and service offerings, under a chain of unified service standard under the iPACT brand. We look forward to revenue growth, market share improvement, and stronger partnerships with all the major telecom operators and local IVR service providers in China. With business activity increasing across all of our units, we are excited about the prospects for the Company in the coming quarters. We believe that our fundamentals are stronger than ever and that market opportunities for sustainable growth and profitability in China's CRM and VAS sector are vast. The following are some of the highlights of 2005:

         o In January, Watsons Water selected PacificNet Epro's WISE-xb Multimedia Contact Center System as its customer services initiative for its customer services center.

         o In January, PacificNet Linkhead, a leading provider of interactive voice response (IVR), voice chatline, mobile QQ, and other voice based value-added services in China, launched the Color Ring-back Tone (CRBT) services for China Unicom (NYSE:CHU) in Shandong and Henan. We partnered with North Tech, a leading system integrator and channel partner, in deploying the customized Color Ring-back Tone (CRBT) service for China Unicom Henan Province, with over 200,000 users based on both CDMA and GSM networks. With the CRBT service ("Cai-Ling"), subscribers can customize the ring tone from a wide selection of commercial music, personalized messages, celebrity greetings, or voice advertisements to replace the monotonous ring connecting tone that the caller would hear.

         o In February, we successfully deployed WISE-xb Interactive Voice Response System (IVRS) Contact Center Solution for TNT Hong Kong, a division of TPG NV and the world's leading business to business express delivery company, as TNT's key customer relationship management (CRM) initiative to enhance its customer services.

         o In March, we expanded our operations by acquiring entities that operate as service providers in the VAS & IVR industries, which have grown rapidly in China in recent years and to further develop products and services organically. On the acquisition front, the purchase of Guangzhou 3G Information Technology Co. Ltd. in April was a significant event. We purchased a 51% controlling interest, which is expected to help expand PacificNet's value-added service coverage to all of China through Guangzhou 3G's experienced operation team of 280 staff and sales offices in 26 provinces in China. Guangzhou 3G is one of the largest value-added telecom and information services providers in China with both voice and data connections to the four major telecom operators (China Mobile, China Unicom, China Telecom, and ChinaNetcom), covering both mobile and fixed-line networks.

         o In April, we were selected by Ping An Insurance ("Ping An"), the second largest life insurance company in China, to provide CRM consulting and call center training services to Ping An's main customer service center located in Suzhou with 300 seats and 500 customer service representatives.

         o In April, we have formed an alliance with the largest Call Center in Japan, under which we became designated agent for Bellsystem24, Inc. in China and Hong Kong. Bellsystem24 is Japan's largest telemarketing, call center and CRM services company with over 4,300 clients, 22,135 communication service representatives, 9,500 workstations, 160 system engineers, and 31 offices in Japan.

         o In June, we formed a partnership with Epicor Software Corporation (NASDAQ:EPIC), a recognized global leader of software solutions for middle-market companies, to provide Customer Relationship Management (CRM) for Chinese companies.

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

         o In August, PacificNet Clickcom, reached an agreement with China Unicom's Guangdong Branch to launch a new Mobile Mailbox Service called "UMAIL" for Unicom's CDMA users on its WAP Portal website. Guangdong is one of the largest and most affluent provinces in China and represents a significant opportunity for PacificNet to offer value-added telecom services. As of June 2005, China Unicom has 30.47 million CDMA users and 8.5 million WAP users nationwide. China Unicom's CDMA users in Guangdong may go to its WAP Portal, enter UMAIL service, and be able to send and receive e-mail by mobile phone.

         o In October, PacificNet Epro acquired a 70% ownership interest in Guangzhou JunFeng Network Technology Co. Ltd. (JunFeng). The acquisition is expected to be additive to Epro's 2006 earnings.

         o In November, PacificNet Linkhead was awarded an open project tender by Industrial and Commercial Bank of China ("ICBC"), the largest commercial bank in China with over 21,000 domestic branches, to develop its integrated IVR telephone banking system.

         o In December, we continued to win high-profile government and private sector projects. We won a project tender by the City of Guangzhou, one of the largest and most affluent cities in China, to develop an Internet and intranet based e-business platform for Guangzhou Metro.

RECENT DEVELOPMENTS

Recently, we expanded our operations by acquiring entities that operate as Internet e-commerce providers and service providers in the wireless VAS & IVR industries, which have grown rapidly in China in recent years.

ACQUISITION OF GUANGZHOU WANRONG

In January 2006, we completed the acquisition of a 51% interest in Guangzhou Wanrong Information Technology Co., Ltd. ("Guangzhou Wanrong", http://www.my2388.com), one of the leading value-added telecom service providers in China. The acquisition is expected to be accretive to the Company's earnings in 2006. Since its inception in 2003, Guangzhou Wanrong has achieved strong growth in its VAS including SMS, WAP, JAVA, MMS, IVR, multimedia entertainment download services, media interactive products, mobile email services, life, sports, entertainment, and business information services. Guangzhou Wanrong was granted nationwide SMS service numbers "2388" for China Mobile and "9928" for China Unicom. Wanrong's integrated value-added mobile services system is valuable for the implementation of PacificNet's "iPACT program", a standard service-mark for PacificNet's VAS profit-sharing alliance partnership program. See "Product and Service Offerings: Value-Added Telecom Services" above for a detailed description of the iPACT program.

We paid approximately US$1.75million for the equity interest in Guangzhou Wanrong, which payable 21% in cash and 79% in restricted shares of PacificNet common stock payable in restricted shares of PacificNet valued at $8 per share, or about 173,000 restricted shares. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income Under the purchase agreement, Guangzhou Wanrong is obligated to generate $500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly. PacificNet will also invest approximately $370,000 (or about RMB 3 million) in Guangzhou Wanrong for general corporate purposes.

ACQUISITION OF IMOBILE IN Q1 2006

iMobile operates its e-commerce business via two Internet portals ("http://www.iMobile.com.cn" and http://www.18900.com) and one WAP portal ("17wap.com") for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China. 18900.com is the leading Internet e-commerce distributor of mobile products in China, and provides Internet, email, customer service centers, pre-sale and post-sale services, logistics and cash-on-delivery
(COD) services to mobile related products in China. iMobile's 18900.com e-commerce operations combines both online Internet services with its offline customer services network composed of a nationwide chain of logistic and customer centers covering 21 provinces and 40 major cities in China, including Beijing, Shanghai, Chongqing, Tianjin, Chengdu, Dalian, Qingdao, Guangzhou, Shenzhen, Zhuhai, Dongguang, Hanzhou, Suzhou, Ningbo, Wenzhou, Nanjing, Wuhan, Xian, Harbin, Qiqihaer, Hunan and Changsha.

iMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 2.3 million registered online users and over 400,000 active users, with 5 million daily page views and 20,000 blog postings per day, which makes iMobile the top ranked site in its category in China. The purchase consideration for 51% of the equity interest of iMobile is approximately US$1.8 million, which represents approximately seven times the anticipated future annual net income of iMobile. The purchase consideration is payable 14% in cash and 86% in restricted shares of PacificNet valued at $8 per share, or about 191,875 restricted shares. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income. Under the purchase agreement, iMobile has committed to generate $500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly. PacificNet will also invest approximately $250,000 (about RMB 2 million) in iMobile for general corporate and working capital purposes to support growth.


PRODUCTS AND SERVICES OFFERED

Our goal is to take a leading role in providing information technology services and network communications, which are rapidly expanding business sectors in Asia. The services offered by each of our subsidiaries can be classified within one of the following three business groups:

1.  OUTSOURCING SERVICES

BUSINESS PROCESS OUTSOURCING (BPO)
----------------------------------

PACIFICNET EPRO HOLDINGS Limited ("Epro") operates our call center offering 24 hour staff-answering and automatic-answering service hotlines in our service areas, handling customer inquiries regarding services, billing, and technical support, as well as customer complaints. We offer services targeted at high-value and corporate customers. We provide them with dedicated account executives, on-site visits, and systems for collecting comments and handling complaints.

Epro is a leading provider of outsourced call-center services with over 15 years of field experience in greater China. Epro's business consists of the following three major categories:

         (1) OUTSOURCED CALL CENTER SERVICES Epro's ISO 9001 certified outsourcing contact center hosts over 1,000 workstations and 1,200 agents, processing over 100,000 calls daily and provides multi-lingual inbound and outbound CRM services. The call center is the largest outsourced call center in Hong Kong. Epro permits its clients to recruit and hire their own personnel to work in its call center, for which Epro provides managerial services, call center seats, and equipment. Our inbound call center services include sales inquiry hotline, telephone orders, technical helpdesk, and customer service. Certain of our clients also engage us to provide telemarketing and telesales for their products and for promotions, to conduct market surveys, and to provide administrative functions, such as appointment setting.

         (2) TRAINING AND CONSULTING SERVICES The Epro Call Center Training Institute (ECCTI) is a leading provider of Contact Center Management Consulting and Training services, which helps clients to maximize the return on investment of their CRM operations. Through ECCTI, we provide on-site training and consulting services, and we offer courses and seminars for call center managers and professionals, sales representatives, customer service representatives and telemarketing service representatives and in-house trainers.

         (3) CALL CENTER MANAGEMENT SOFTWARE PRODUCTS AND SOLUTIONS WISE-xb Call Center agent performance management and reporting software is Epro's proprietary call center management software. Wise-xb has been installed in over 60 customer sites in the PRC. Epro's products also include Automatic Call Distribution (ACD) System, Unified Messaging System
         (UMS), SMS, and VAS.

INFORMATION TECHNOLOGY OUTSOURCING (ITO)
----------------------------------------

PACIFIC SMARTIME SOLUTIONS LIMITED ("Smartime") - Through Pacific Solutions Technology (Shenzhen) Company Limited, its operating subsidiary in Shenzhen, China, Smartime provides outsourced consulting services and programming services, including software development, R&D, and project management to leading telecom, banking and financial services companies including Huawei, IBM, Bank of East Asia and others.

PACIFICNET SOLUTIONS LIMITED ("PacSo") - PacSo specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of PacSo's products and services includes smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

2.   VALUE-ADDED TELECOM SERVICES (VAS)

CHINAGOHI - Through our subsidiary, ChinaGoHi, we provide China with telemarketing services, financial advisory services, and infomercial marketing services, including Direct Response Television (DRTV) infomercials through satellite, cable tv broadcasting, and web portals. We also offer subscription-based value-added services including Internet email, short message services (SMS), mobile WAP services, and interactive voice response (IVR) services via fixed-line and mobile phones.

LINKHEAD - Linkhead is a value-added reseller and provider of VAS, such as IVR system development and integration, SMS, and voice-portal services. Linkhead is also a channel partner, or a master reseller, of NMS Communications system hardware, a leading provider of communications technologies. Linkhead also acts as a mobile phone systems integrator for service providers in China, providing the hardware, know-how, and software for mobile phone VAS, such as mobile chat, mobile karaoke, and color ring back tone. The service providers ultimately provide the Linkhead systems to telecom operators, such as China Unicom and China Netcom.

CLICKCOM-WOFE - Through Clickcom-WOFE and its affiliated company Dianxun-DE we can offer, directly to China's telecom operators, a wide variety of wireless Internet services for mobile phones, such as SMS, Wireless Application Protocol
(WAP), which allows users to access information instantly via handheld wireless devices, and Java mobile applications. The acquisition of Clickcom-WOFE was our first step in entering the VAS service provider market where we anticipate designing our own mobile phone VAS for distribution directly to telecom operators.

GUANGZHOU3G-WOFE - Guangzhou3G-WOFE is one of the largest value-added telecom and information services providers in China with both voice (IVR and call center) and data (SMS, MMS, WAP, JAVA, GPRS) connections to the four major telecom operators: China Mobile, China Unicom, China Telecom, and China Netcom, covering both mobile and fixed-line networks. Guangzhou 3G also offers a wide variety of IVR and other wireless and fixed-line, value-added telecom services including color ring back tone (CRBT) services, background music (BGM) services, VICQ mobile instant messaging services, sports and soccer news, weather forecasts, stock prices, jokes, short stories, dramas, songs and mobile karaoke, mobile TV, games, entertainment, as well as community-oriented services, such as chatline and dating services. Mobile and fixed-line phone users can access Guangzhou 3G IVR services through one of the four major telecom operators' networks.

IPACT INTERNATIONAL INVESTMENT LIMITED - IPACT plans to sign up qualified Voice-VAS and IVR service providers as profit sharing members in China under a unified brand "iPACT." We will provide to qualified VAS-Alliance partners, on a profit sharing basis, all of the hardware, software, application, and content for VAS, including a variety of IVR and other wireless and fixed-line VAS content, including color ring back tone (CRBT) services, background music (BGM) services, VICQ mobile instant messaging services, sports news, weather forecasts, stock market, humor, songs and mobile karaoke, mobile TV, games, entertainment, as well as community-oriented services, such as chatline and dating services. Mobile and fixed-line phone users can access PacificNet's VAS-Alliance services through Guangzhou 3G presence in 26 provinces in China.

PACIFICNET AD. LIMITED - PacificNet Ad. Limited was newly formed in December 2005 in Hong Kong and provides advertising and media services.

3.  COMMUNICATION PRODUCTS DISTRIBUTION

YUESHEN - Yueshen distributes telecom services for mobile phones, such as calling cards, mobile SIM cards, prepaid stored-value cards, wireless broadband and Internet services for mobile phones. We sell calling cards wholesale to distributors who in turn sell to retail shops, such as newsstands. We have entered the retail calling card market and have established nine retail stores in the Guangzhou Metro. Yueshen is the designated distributor of China Netcom's XiaoLingTone/PHS mobile phone products, prepaid calling cards, wireless broadband and Internet services.

IMOBILE - iMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 2.3 million registered online users and over 400,000 active users, with 5 million daily page views and 20,000 blog postings per day, which makes iMobile the top ranked site in its category in China.

PACIFICNET COMMUNICATIONS LIMITED - PacificNet communication (referred to herein as "PacCom"), was incorporated in Hong Kong,and is a wholly owned subsidiary of PacificNet that specializes in telecom related services in Hong Kong and Greater China.

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

1.  OUTSOURCING SERVICES (INCLUDING BPO, ITO, CALL CENTER SERVICES) CUSTOMERS

The following is a brief description of some of the Company's customers in the outsourcing services group:

HUTCHISON TELECOM - A subsidiary of Hutchison Whampoa Ltd, is one of the world's leading owners and operators of telecommunications, offering a wide range of communication services in Hong Kong and around the globe including mobile telephony (voice and multimedia), paging, trunked radio, fixed-line services, Internet services, fiber optic broadband networks and radio broadcasting.

PCCW LIMITED - A leading telecommunications carrier and service provider in Hong Kong.

SUNDAY COMMUNICATIONS LIMITED - One of the six mobile operators in Hong Kong, SUNDAY was granted a mobile carrier license in Hong Kong to construct and operate a 3G network. SUNDAY offers its mobile subscribers basic airtime services, value-added services, enhanced services, short messaging services, wireless data services, roaming services and international long distance calling services, and sells accessories.

BANK OF CHINA GROUP INSURANCE COMPANY (BOCGI) - BOCGI owns 6 branches and one wholly owned subsidiary life insurance company (Bank of China Group Life Assurance Company Ltd.) in Hong Kong and Mainland China.

AMERICAN EXPRESS BANK (HONG KONG) - A diversified worldwide travel, financial and network services company founded in 1850. It is a world leader in charge and credit cards, Travelers Cheques, financial planning, business services, insurance and international banking.

ACNIELSEN (CHINA) LTD. - The world's leading provider of market research, information and analysis to the consumer products and services industries, primarily in retail measurement, consumer panel research, customized research and media measurement, as well as to government and social services.

HSBC - One of the largest banking and financial services organizations in the world. HSBC's international network comprises over 9,500 offices in 76 countries and territories in Europe, the Asia-Pacific region, the Americas, the Middle East and Africa.

SO-NET, HONG KONG - A wholly owned subsidiary of Sony Corporation of Hong Kong Limited. So-net was granted a sub-license from Sony Communication Network Corporation (SCN) to create a broadband service under the So-net brand. So-net has become the third largest Internet Service Provider in Japan with a subscriber base of 1.7 million. Sony is a leading manufacturer of audio, video, game, communications and information technology products for the consumer and professional markets

TCL CORPORATION - A leading consumer electronics brand in China that runs its business from multimedia to mobile phones, from personal computers to home appliances, from electric lighting to digital products.

HONG KONG GOVERNMENT - Hong Kong Housing Authority - The Hong Kong Housing Authority (HA) was established as a statutory body in April 1973 under Hong Kong's Housing Ordinance. Within the Government's overall housing policy framework, the HA determines and implements public housing programs.

2.  VALUE-ADDED TELECOM SERVICES (VAS) CUSTOMERS

CHINA TELECOM - The largest fixed service telecommunications provider in China, which includes data, Internet, and the XiaoLingTong PAS wireless system.

CHINA NETCOM - One of the four major telecom carriers in China, which includes fixed line, data, Internet, and the XiaoLingTong wireless system.

CHINA MOBILE - The largest mobile operator in China.

CHINA UNICOM - One of the major mobile operators in China operating both GSM and CDMA mobile networks, long-distance call, local call, data communication including Internet service and IP phone, value-added telecom service, wireless paging and a variety of relevant services.

3.  COMMUNICATION PRODUCTS DISTRIBUTION CUSTOMERS

China Telecom, China Netcom, China Mobile and China Unicom are our primary customers.

MOTOROLA - A world leader in wireless and broadband communications.

NOKIA - Nokia is a world leader in mobile communications, with products like mobile phones, devices and solutions for imaging, games, media and businesses. Nokia provides equipment, solutions and services for network operators and corporations.

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

GOVERNMENT REGULATION

We operate our business in China under a legal regime that consists of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its leadership, including:

         o        the Ministry of Information Industry (MII);
         o        the China Securities Regulatory Commission (CSRC);
         o        the Ministry of Culture;
         o the General Administration of Press and Publication of the P.R. China;
         o        the State Copyright Bureau;
         o        the State Administration of Industry and Commerce (SAIC);
         o        the Ministry of Public Security; and
         o        the Ministry of Commerce.

The State Council and these ministries and agencies have issued a series of rules that regulate a number of different substantive areas of our business, which are discussed below.

FOREIGN OWNERSHIP RESTRICTION ON BUSINESSES ENGAGED IN PROVIDING INTERNET
CONTENT

PRC regulations currently limit foreign ownership of companies that provide Internet content services to 50%. This limitation extends to our IVR, call center and telecom VAS and to our business of providing financial information and data to Internet users. To comply with this foreign ownership restriction, with respect to our Internet content services, we operate our website in China through Shenzhen DongFang Digital Port Technology Development Company Limited ("DongFang Digital"), which is 59% owned by Mr. Wang Wen Ming, the Chairman and CEO of ChinaGoHi, who is a PRC citizen. Under PRC law, we cannot hold the licenses and obtain the approvals necessary to operate the website because those licenses and approvals can not be held by foreign entities or majority foreign-owned entities. Furthermore, because Lion Zone and ChinaGoHi are wholly owned foreign enterprises, they cannot hold such licenses or obtain the approvals.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations with respect to our acquisition model. In the opinion of our in-house PRC legal counsel, our current ownership structure, the contractual arrangements among our wholly owned subsidiaries and the operating company and their shareholders comply with all existing applicable PRC laws, rules and regulations. We cannot assure that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of our PRC legal counsel. If the PRC government finds that the agreements that establish the structure of our operations in China do not comply with PRC government restrictions on foreign investment in our industry, we could be subject to severe penalties.

LICENSES AND PERMITS

There are a number of aspects of our business which require us to obtain licenses from a variety of PRC regulatory authorities. For example, in order to host our website, DongFang Digital is required to hold an Internet content provider, or ICP, license issued by the Ministry of Information Industry or its local offices. DongFang Digital currently holds an ICP license issued by Ministry of Information Industry Guangdong department. Each ICP license holder that provides analysis and research information relating to stocks and other securities must obtain a securities advisory permit from China Securities Regulatory Commission, or the CSRC. Our subsidiary ChinaGoHi currently holds a securities advisory permit, which allows it to operate in securities investment consultancy service. We also receive securities analysis and research information from other licensed securities advisors that hold securities advisory permits, and we have disclosed on our websites, reports, and in our software the sources of such information as required by the CSRC.

A recent regulation issued by the Ministry of Information Industry requires short message, or SMS, content providers to obtain an SMS license from the Ministry of Information Industry or its local offices. DongFang Digital has obtained the required SMS license for the delivery of our financial short message content. Furthermore, the Ministry of Information Industry has promulgated rules requiring ICP license holders that provide online bulletin board services to register with, or obtain an approval from, the relevant telecommunications authorities. DongFang Digital has obtained such approval from Guangdong Communications Administration, the government agency in charge of this matter in Guangdong and Shenzhen.

REGULATION OF INTERNET CONTENT

The PRC government has promulgated measures relating to Internet content through a number of ministries and agencies, including the Ministry of Information Industry, the Ministry of Culture and the State Press and Publications Administration. These measures specifically prohibit Internet activities that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites. DongFang Digital's ICP license expressly states that it is not allowed to publish news, among other things, in relation to its Internet content provision. Specifically, Shenzhen, Beijing and Guangzhou branches of the General Administration of Press and Publication of the PRC, the government authority regulating news publication, confirmed with us that so long as we do not provide general news on politics, society or culture, or establish a "news column," or provide such information under express heading of "news," we are not required to obtain a license to publish financial or economic related news content.

REGULATION OF INFORMATION SECURITY

Internet content in China is also regulated and restricted by the PRC government to protect State security. The National People's Congress, China's national legislative body, has enacted a law that may subject to criminal punishment in China any effort to: (1) gain improper entry into a computer or system of strategic importance; (2) disseminate politically disruptive information; (3) leak State secrets; (4) spread false commercial information; or (5) infringe intellectual property rights.

The Ministry of Public Security has promulgated measures that prohibit use of the Internet in ways which, among other things, result in a leakage of State secrets or a spread of socially destabilizing content. The Ministry of Public Security has supervision and inspection rights in this regard and we may be subject to the jurisdiction of the local security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites.

INTELLECTUAL PROPERTY RIGHTS

The State Council and the State Copyright Bureau have promulgated various regulations and rules relating to protection of software in China. Under these regulations and rules, software owners, licensees and transferees should register their rights in software with the State Copyright Bureau or its local offices and obtain software copyright registration certificates. Although such registration is not mandatory under PRC law, software owners, licensees and transferees are encouraged to go through the registration process. Therefore persons with registered software rights may receive better protection. We have registered all of our self-developed software with the State Copyright Bureau.

PRC law requires owners of Internet domain names to register their domain names with qualified domain name registration agencies approved by the Ministry of Information Industry and obtain a registration certificate from such registration agencies. A registered domain name owner has an exclusive use right over its domain name. Unregistered domain names may not receive proper legal protections and may be misappropriated by unauthorized third parties. Our primary domain names, www.ChinaGoHi.cn and www.GHGC.cn are registered with CNNIC, a domain name registration agency approved by the Ministry of Information Industry. In addition, we have registered another domain name, www.FMM88.com, with the Internet Corporation for Assigned Names and Numbers, or ICANN, an internationally organized, non-profit corporation that has responsibility for Internet Protocol (IP) address space allocation.

PRIVACY PROTECTION

PRC law does not prohibit Internet content providers from collecting and analyzing personal information from their users. On our website, our users are required to accept a user agreement whereby they agree to provide certain personal information to us. PRC law prohibits Internet content providers from disclosing to any third parties any information transmitted by users through their networks unless otherwise permitted by law. If an Internet content provider violates these regulations, the Ministry of Information Industry or its local offices may impose penalties and the Internet content provider may be liable for damages caused to its users.

ADVERTISING REGULATION

PRC law requires entities conducting advertising activities to obtain an advertising permit from the SAIC's local offices. Entities conducting advertising activities without such permit may be charged a fine or imposed other penalties by the SAIC's local offices. Currently, foreign investors cannot own more than 70% equity interest in an advertising agency in China. DongFang Digital holds an advertising permit.

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

1. OUTSOURCING SERVICES (INCLUDING BPO, ITO, CALL CENTER SERVICES) COMPETITORS:

PCCW is one of Asia's leading integrated communications services companies, providing local telephony and broadband services to businesses.


Chinasoft International Limited, or ICSS, is a leading e-government solution provider and software developer in the PRC, and has entered the software outsourcing, interrelated systems integration, consultancy and training services industry.

2.  VALUE-ADDED TELECOM SERVICES (VAS) COMPETITORS:

China Finance Online Co. Ltd., (NASDAQ:JRJC), is one of the leading companies that specialize in providing online financial and listed company data and information in China. They offer subscription-based services based on a single information platform that integrates data and information from multiple sources with features and functions such as data and information search, retrieval, delivery, storage and analysis.

TOM Online Inc. (NASDQ:TOMO), is a leading wireless Internet company in China providing value-added multimedia products and services, targeting the young and trendy demographics. The company's primary business activities include wireless value-added services and online advertising. The company offers an array of services such as SMS, MMS, WAP, wireless IVR (interactive voice response) services, content channels, search and classified information, and free and fee-based advanced email.

SINA Corporation (NASDAQ:SINA) is a leading online media company and value-added information service (VAS) provider for China and for Chinese communities worldwide offering Internet users and government and business clients an array of services.

3.  COMMUNICATION PRODUCTS DISTRIBUTION COMPETITORS

There are various smaller regional players in the communications distribution industry.

EMPLOYEES

As of December 31, 2005, together with our subsidiaries, we had approximately 2,300 employees and contractors. We have not experienced any labor stoppages. None of our employees are covered by collective bargaining agreements. The breakdown of number of employees for each of the business units of the Company is as follows:

COMPANY AND SUBSIDIARIES                                     NUMBER OF EMPLOYEES
--------------------------------------------------------------------------------

PacificNet Inc.                                                       5
PacificNet Limited (Hong Kong)                                       12
PacificNet Beijing                                                   16
PacificNet Shenzhen                                                  13
PacificNet Guangzhou                                                  1
PacificNet Solutions Ltd.                                             1
PacificNet Power Ltd.                                                 4
Epro Telecom Holdings Limited                                        750
Beijing Linkhead Technologies Company Limited                        60
Guangzhou Yueshen TaiYang Technology Limited                         32
Smartime / Soluteck Technology (Shenzhen) Company Limited            170
Guangzhou 3G                                                         280
Clickcom                                                             10
ChinaGoHi                                                           860
Wanrong                                                              42
iMobile                                                              58
                                                             ------------------
TOTAL                                                               2314
                                                             ==================
RESEARCH AND DEVELOPMENT

We place great emphasis on the continued enhancement of our existing products and solutions, including designing, developing and supporting a portfolio of converged voice and data enhanced services, products and solutions to help wireless, fixed-line and Internet service providers offer unprecedented access to communications, information and commerce. We have ongoing research and development activities with respect to the following products and solutions:

         o multi-media information on demand systems, which integrates the dynamics of the Internet with voice-based communication applications, including text-to-speech and voice recognition capabilities;
         o web-based multimedia call center/customer relationship management for service providers and corporations;
         o WISE-xb, which is a call center agent performance management and reporting software. It provides intelligent routing, comprehensive ACD/PBX capabilities, Email, IVR, Voice Mail, Messaging, Conference, Recording, Coaching/Supervising, Reporting and Interface.;
         o        voice mail systems;
         o        color ringback tone systems; and
         o        value-added services for mobile users.

EXECUTIVE OFFICES

Our executive offices are located in Hong Kong, Beijing, Shenzhen, Guangzhou, China, and Minneapolis, USA, at the following addresses:

PacificNet Limited, 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. Tel: 011-852-2876-2900, Fax: 011-852-27930689,
HKOffice@PacificNet.com

PacificNet Shenzhen Office: Room 901, Tower A, Tian An High-Tech Plaza, Tian An Cyber Park,Fu Tian District, Shenzhen, China Postal Code: 518040

PacificNet Guangzhou Office: 15/F, Building A, Huajian Plaza, No. 233 Tianfu Road, Tianhe District, Guangzhou, China Postal Code: 510630

PacificNet Beijing Office: 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China Postal Code: 100028 Tel:86-010-59225000

PacificNet Inc., 860 Blue Gentian Road, Suite 360, Eagan, MN 55121-1575, USA.
Tel: +1-651-209-3100, Fax: +1-651-209-3103, Email: IR@PacificNet.com

We maintain a website at www.PacificNet.com.

                                  RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this prospectus before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct a majority of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND RECENTLY EXPERIENCED A SIGNIFICANT INCREASE IN REVENUE THAT MAY NOT BE SUSTAINED.

Our business operations commenced in 1994, and subsequently the business was incorporated as a Delaware corporate entity in 1999. Our operating history may be insufficient to evaluate our business and future prospects. Although our revenue have grown rapidly in the past two years, primarily as a result of our increased acquisition activity, we cannot assure investors that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including our potential failure to:

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

THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND SUCH ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION.

Our growth strategy is to acquire companies and identify and acquire assets and technologies from businesses in greater China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expend significant resources to undertake business, financial and legal due diligence on our potential acquisition target and there is no guarantee that we will acquire the company after completing due diligence. Any future acquisitions will be subject to a number of challenges, including:
         o        the diversion of management time and resources and the
                  potential disruption of our ongoing business;
         o        difficulties in maintaining uniform standards, controls,
                  procedures and policies;
         o potential unknown liabilities associated with acquired businesses;
         o the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
         o the difficulty of retaining and recruiting key personnel and maintaining employee morale.

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. During the fiscal year ended December 31, 2005, we acquired a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE") Click-WOFE and Shenzhen GuHaiGuanChao Investment Consultant Company Limited ("ChinaGoHi"), a wholly owned foreign enterprise (WOFE) registered in China. We expect that acquisitions will strengthen our position as a provider of outsourced call center, VAS and communication products in Asia. Although our agreements provide that the consideration is payable upon the acquired company attaining certain income milestones annually, there is no guarantee that these milestones will be reached. If they are not reached as anticipated, the time, cost and capital to acquire the company may outweigh the anticipated benefits from consolidation of their income. PacificNet recorded approximately $8.88 million of goodwill as a result of several acquisitions that is not subject to amortization in the ordinary course of business. To the extent that the businesses acquired in these transactions do not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.

A SUBSTANTIAL PORTION OF OUR BUSINESS DEPENDS ON MOBILE TELECOMMUNICATIONS OPERATORS IN CHINA AND ANY LOSS OR DETERIORATION OF SUCH RELATIONSHIPS MAY RESULT IN SEVERE DISRUPTIONS TO OUR BUSINESS OPERATIONS.

We rely entirely on the networks and gateways of China Mobile and China Unicom to provide our wireless value-added services. Thus, we face certain risks in conducting our wireless value-added services business, such as the following:

Currently, China Mobile and China Unicom are the only mobile telecommunications operators in China that have platforms for wireless value-added services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with us, we will not be able to conduct our existing wireless value-added services business.

Our agreements with China Mobile and China Unicom are subject to negotiation upon expiration. If any of the mobile telecommunications operators decides to change its content or transmission fees or its share of revenue, or does not comply with the terms of the agreement, our revenue and profitability could be materially adversely affected.

THE MOBILE TELECOMMUNICATIONS OPERATORS MAY LAUNCH AND MAY HAVE ALREADY LAUNCHED COMPETING SERVICES OR COULD DISCONTINUE THE USE OF EXTERNAL CONTENT AGGREGATORS SUCH AS OURSELVES ENTIRELY AT ANY TIME.

Due to our reliance on the mobile telecommunications operators for our wireless value-added services, any loss or deterioration of our relationship with any of the mobile telecommunications operators may result in severe disruptions to our VAS business operations and the loss of a significant portion of our revenue.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE MATERIALLY AFFECTED BY THE CHANGES IN POLICIES OR GUIDELINES OF THE MOBILE TELECOMMUNICATIONS OPERATORS.

The mobile telecommunications operators in China may, from time to time, issue certain operating policies or guidelines, requesting or stating its preference for certain actions to be taken by all wireless value-added service providers using their platforms. Due to our reliance on the mobile telecommunications operators, a significant change in their policies or guidelines may have a material adverse effect on us. For example, some mobile telecommunications operators recently revised their billing policies to request all wireless value-added service providers to confirm the subscription status of those users who have not been active for three months. Such change in policies or guidelines may result in lower revenue or additional operating costs for us, and we cannot assure investors that our financial condition and results of operations will not be materially adversely affected by any policy or guideline change by the mobile telecommunications operators in the future.

WE MAY BE SUBJECT TO ADVERSE ACTIONS FOR ANY BREACH OR PERCEIVED BREACH BY US OF THE POLICIES OR GUIDELINES IMPOSED BY THE MOBILE TELECOMMUNICATIONS OPERATOR WITH RESPECT TO CONTENT PROVIDED ON OR LINKED THROUGH OUR WEBSITES.

The mobile telecommunications operators in China may impose policies or guidelines to govern or restrict the content provided by all wireless value-added service providers, including content developed by us or content supplied by others to us. The mobile telecommunications operators from time to time have requested wireless value-added services providers, including us, to remove objectionable content or links to or from websites with certain categories of content, including content that they may deem to be sexually explicit. We aggregate and develop content that we consider attractive to our targeted user base, and we cannot assure investors that the mobile telecommunications operators will not from time to time find certain portions of our content to be objectionable. In the case of a breach or perceived breach of such policies or guidelines, the mobile telecommunications operators may require us to reduce or curtail the content on our Internet portal, which may reduce our portal traffic, and the mobile telecommunications operators may have the right to impose monetary fines upon us, or terminate our cooperation with them. In addition, we would be liable to the mobile telecommunications operators for their economic losses pursuant to our agreements with these operators if we were found to be in breach of the policies or guidelines promulgated by them. As a result of the occurrence of any of the above, our financial condition and results of operations may be materially adversely affected.

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

OUR COMMUNICATION PRODUCTS ARE PROVIDED CASH-ON-DELIVERY, WHICH LEAVES US VULNERABLE TO THEFT AND EMPLOYEE EMBEZZLEMENT. The purchase of calling cards, SIM cards and other mobile phone products are made with cash. Although there is a low risk that clients will not pay for these services when delivered, our retail stores maintain large sums of money which might make them robbery targets. We also face the risk that employees who collect the cash and others who may be aware that cash is available at these sites might embezzle the money. Theft or embezzlement could have a material adverse effect on the revenue generated and the financial condition of our business operations.

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

BECAUSE WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH MANAGEMENT OF THE ACQUIRED COMPANIES, OUR BUSINESS OPERATIONS MIGHT BE INTERRUPTED IF THEY WERE TO RESIGN AND SEEK EMPLOYMENT WITH COMPETITORS. As part of our acquisition strategy, we do not use our own employees or members of our management team to operate the acquired companies. Key management at these companies has been in place for several years and has established solid relationships with their customers. Competition in our industry for executive-level personnel is strong and we can make no assurance that we will be able to retain the highly effective executive employees. Although we provide incentives to management to stay with the acquired business, we have not entered into employment agreements with them. If such key persons were to resign we might face impairment of relationships with remaining employees or customers, which might result in further resignation by employees, and might cause long-term clients to terminate their relationship with us. Furthermore, we have not entered into any non-competition and confidentiality agreements with these employees and management. Due to the limited enforceability of these types of agreements in China, we face the risk that employees of the acquired subsidiaries might divulge our software and other protected intellectual property secrets to competitors.

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

THE MARKET IN WHICH WE COMPETE IS HIGHLY COMPETITIVE AND FRAGMENTED AND WE MAY NOT BE ABLE TO MAINTAIN MARKET SHARE. We expect competition to persist and intensify in the future. Our competitors are mainly leaders in the CRM services market, such as PCCW Teleservices (Hong Kong) Limited, China Motion Telecom International Limited, and Teletech (Hong Kong) Limited. Our competitors also include small firms offering specific applications, divisions of large entities and other large independent firms. We face the risk that new competitors with greater resources than ours will enter our market. Furthermore, increasing competition among telecom companies in greater China has led to a reduction in telecommunication services fees that can be charged by such companies. If a reduction in telecommunication services fees negatively impacts revenue generated by our clients, they may require us to reduce the price of our services, or seek competitors of ours that charge less. If we must significantly reduce the price of our services, the decrease in revenue could adversely affect our profitability.

KEY EMPLOYEES ARE ESSENTIAL TO GROWING OUR BUSINESS. Tony Tong, our Chairman and Chief Executive Officer, and Victor Tong, our President, are essential to our ability to continue to grow through acquisitions. Messrs. Tong and Tong have established relationships within our industry. Their business contacts have been critical in identifying, and negotiating with acquisition candidates. If either of them were to leave our employ, our growth strategy might be hindered, which could limit our ability to increase revenue.

THE ESTABLISHMENT AND EXPANSION OF INTERNATIONAL OPERATIONS REQUIRES SIGNIFICANT MANAGEMENT ATTENTION. All of our current, as well as any anticipated future revenue, are or are expected to be derived from Asia. Our international operations are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

         o legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;

         o longer customer payment cycles and greater difficulties in collecting accounts receivable;

         o uncertainties of laws and enforcement relating to the protection of intellectual property; and potentially uncertain or adverse tax consequences.

OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FINANCING. Since inception our investments and operations primarily have been financed through sales of our common stock. During the fiscal year ended December 31, 2005, we completed two private placements of our common stock in which we received approximately $9,300,000 of gross proceeds. In the future we may need to raise additional funds through public or private financing, which may include the sale of equity securities, including securities convertible into our common stock. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business growth strategy may slow, which could severely limit our ability to increase revenue.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES AND WE STILL MAY FAIL TO COMPLY. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting beginning with the fiscal year ended December 31, 2007 as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

FLUCTUATIONS IN THE VALUE OF THE HONG KONG DOLLAR OR RMB RELATIVE TO FOREIGN CURRENCIES COULD AFFECT OUR OPERATING RESULTS. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of Hong Kong dollars and Chinese renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As our operations are primarily in Asia, any significant revaluation of Hong Kong dollars or the Chinese renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, to the extent that we need to convert U.S. dollars into Hong Kong dollars or Chinese renminbi for our operations, appreciation of either currency against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Hong Kong dollars or Chinese renminbi into U.S. dollars for other business purposes and the U.S. dollar appreciates against either currency, the U.S. dollar equivalent of the respective currency we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our international operations.

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

CURRENCY FLUCTUATIONS AND RESTRICTIONS ON CURRENCY EXCHANGE MAY ADVERSELY AFFECT OUR BUSINESS, INCLUDING LIMITING OUR ABILITY TO CONVERT CHINESE RENMINBI INTO FOREIGN CURRENCIES AND, IF CHINESE RENMINBI WERE TO DECLINE IN VALUE, REDUCING OUR REVENUE IN U.S. DOLLAR TERMS.

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenue derived and expenses incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operation.

WE ARE REQUIRED TO OBTAIN LICENSES TO EXPAND OUR BUSINESS INTO MAINLAND CHINA.

Our activities must be reviewed and approved by various national and local agencies of the Chinese government before they will issue business licenses to us. There can be no assurance that the current Chinese government, or successors, will continue to approve and renew our licenses. If we are unable to obtain licenses or renewals we will not be able to continue our business operations in mainland China, which would have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE LIMITED LEGAL RECOURSE UNDER PRC LAW IF DISPUTES ARISE UNDER OUR CONTRACTS WITH THIRD PARTIES.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the

Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

WE MUST COMPLY WITH THE FOREIGN CORRUPT PRACTICES ACT.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

PRC LAWS AND REGULATIONS RESTRICT FOREIGN INVESTMENT IN CHINA'S
TELECOMMUNICATIONS SERVICES INDUSTRY AND SUBSTANTIAL UNCERTAINTIES EXIST WITH RESPECT TO OUR CONTRACTUAL AGREEMENTS WITH DIANXUN-DE, SUNROOM-DE, WANRONG-DE AND IMOBILE-DE TO UNCERTAINTIES REGARDING THE INTERPRETATION AND APPLICATION OF CURRENT OR FUTURE PRC LAWS AND REGULATIONS.

Since we are deemed to be foreign persons or foreign funded enterprises under PRC laws and cannot directly invest in telecommunications companies, we operate our IVR, call center and telecom value-added services business in China through operating companies or variable interest entities (VIEs) owned by PRC citizens. We control these companies and operate these businesses through contractual arrangements with the respective operating companies and their individual shareholders, but we have no equity control over these companies. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of our in-house PRC legal counsel, our current ownership structure, the contractual arrangements among our wholly owned subsidiaries and the operating company and their shareholders comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, they have not commented on it and uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our in-house PRC counsel. If we, or the operating companies, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:
         o        levying fines;
         o        confiscating income;
         o        revoking licenses;
         o        shutting down servers or blocking websites;
         o        requiring a restructure of ownership or operations; and/or
         o requiring the discontinuance of wireless VAS and online advertising businesses.

We may also encounter difficulties in obtaining performance under or enforcement of related contracts. Any of these or similar actions could cause significant disruption to our business operations or render us unable to conduct a substantial portion of our business operations and may materially adversely affect our business, financial condition and results of operations.

OUR CONTRACTUAL AGREEMENTS WITH DIANXUN-DE OR SUNROOM-DE, WANRONG-DE AND IMOBILE-DE MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL AS DIRECT OWNERSHIP OF THESE BUSINESSES.

We depend on operating companies in which we have little or no equity ownership interest and must rely on contractual agreements to control and operate these businesses. Our contractual agreements with each of the operating companies may not be as effective in providing and maintaining control over the operating companies and their business operations as direct ownership of these businesses. For example, we may not be able to take control of the operating company upon the occurrence of certain events, such as the imposition of statutory liens, judgments, court orders, death or capacity. Furthermore, if the operating companies fail to perform as required under those contractual agreements, we will have to rely on the PRC legal system to enforce those agreements and due to the uncertainties that exist under PRC Law about the structure of our acquisition, and there is no guarantee that we will be successful in an enforcement action. In addition, the PRC government may propose new laws or amend current laws that may be detrimental to our current contractual agreements with our operating companies, which may in turn have a material adverse effect on our business operations.

THE PRC GOVERNMENT MAY PREVENT US FROM ADVERTISING OR DISTRIBUTING CONTENT THAT IT BELIEVES IS INAPPROPRIATE

China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet or through VAS that it believes to violate PRC law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may need the permission of the Chinese government prior to publishing certain news items, such as news relating to national security. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion. If the PRC government were to take any action to limit or prohibit the distribution of information through our network or via our VAS, or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed. We are also subject to potential liability for content on our website that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate PRC law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our website.

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

WE MUST RESPOND QUICKLY AND EFFECTIVELY TO NEW TECHNOLOGICAL DEVELOPMENTS.

Our VAS business is highly dependent on our computer and telecommunications equipment and software systems. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could adversely affect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing software and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new software and systems in a timely manner, our competitors technologies or services may render our products or services noncompetitive or obsolete.


RISKS RELATED TO OUR COMMON STOCK

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES. OUR FAILURE TO COMPLY COULD ADVERSELY AFFECT OUR STOCK PRICE.

We have rapidly grown by acquisition during 2004 and 2005. We do not integrate the business operations of our target companies and therefore have separate administration and accounting personnel at each subsidiary location. We have sought to improve our existing disclosure controls and procedures and to that end, have substantially increased our accounting and administrative resources. While we believe that our disclosure controls are effective, due to the number of new subsidiaries we have acquired, we have faced significant challenges with the timely reporting of information necessary to complete the financial statements to be filed with the Securities and Exchange Commission. Our failure to timely file our annual and quarterly reports may have an adverse affect on our stock price and may put our common stock in jeopardy of being delisted.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K and the public accounting firm auditing a company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. We have only recently begun to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year ends, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

WE ISSUED $8,000,000 IN CONVERTIBLE DEBENTURES DUE IN 2009, OR POSSIBLY EARLIER, WHICH WE MAY NOT BE ABLE TO REPAY IN CASH AND COULD RESULT IN DILUTION OF OUR BASIC EARNINGS PER SHARE.

In March 2006, we issued $8 million in convertible debentures due March 2009. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain events. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages or other amounts, which shall become immediately due and payable. Beginning January 1, 2007, we shall redeem up to $320,000 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We may choose to pay such redemption amount in cash, or, subject to meeting certain conditions, we may pay all or a part of the redemption amount in shares of common stock. We may not have enough cash on hand or have the ability to access cash to pay the redemption amount, or upon acceleration of the debenture in the case of an event of default, or at maturity. In addition, the redemption of the debentures with our shares or the conversion of the debentures into shares of common stock could result in dilution of our basic earnings per share.

THE PRICE OF OUR STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO DO SO.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

         o        variations in our quarterly operating results;

         o announcements that our revenue or income are below analysts' expectations;

         o        general economic slowdowns;

         o        changes in market valuations of similar companies;

         o        sales of large blocks of our common stock;

         o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

         o fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of companies with primarily international-based operations.


FUTURE SALES OF SHARES COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK

As of December 31, 2005, we had 12,000,687 shares of common stock issued, which shares will be available to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. On February 4, 2005, a registration statement on Form SB-2 was declared effective with respect to 2,702,230 shares of our common stock. These shares are freely tradable without restriction or further registration, subject to the related prospectus delivery requirements. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock.

As of December 31, 2005, we had stock options outstanding to purchase an aggregate of 1,384,100 shares of common stock, of which 529,000 stock options were exercisable and warrants outstanding to purchase 591,138 shares of our common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our common stock. Further, in March 2006, we completed a private placement of $8,000,000 in convertible debentures. The debentures are convertible into shares of common stock at an initial fixed conversion price of $10.00, subject to adjustments. In the event that any future financing should also be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.


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

CHINA - Our current Chinese corporate office is located at PacificNet Shenzhen
Office: Room 901, Tower A, Tian An High-Tech Plaza, Tian An Cyber Park, Fu Tian District, Shenzhen, China Postal Code:518040, where we lease approximately 1,100 square feet for a monthly fee of $927; and PacificNet Beijing Office: 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China. Postal Code: 100028 (approximately 15,000 square feet). We lease space from a shareholder. Our offices are located in Beijing, Shanghai, Guangzhou and Shenzhen. Details are as follows:

LOCATIONS                                                                                        AREA (SQUARE FEET)
-------------------------------------------------------------------------------------------------------------------
PacificNet Limited, 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay,                        17,739
Kowloon, Hong Kong.  Tel:  011-852-2876-2900 ,  Fax:  011-852-27930689 ,
HKOffice@PacificNet.com

PacificNet Shenzhen Office: Room 901, Tower A, Tian An High-Tech Plaza,                                1,100
Tian An Cyber Park, Fu Tian District, Shenzhen, China Postal Code:518040

No. 30, ShiBaFu North Road, Liwan District, Guangzhou, 510140                                          2,250

1-2 floor, Yingyuan Bilding, Yingyuan Road, Yuexiu District, Guangzhou, 510410                         2,500

PacificNet Beijing Office:  23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang                  14812
District, Beijing, China, Postal Code: 100028 Tel:86-010-59225000

We believe that our offices are adequate for our current operations.


ITEM 3.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings that involve us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on December 30, 2005 at the Company's executive offices located at 901,Tower A, Tian An High-Tech Plaza,Tian An Cyber Park, Futian District,Shenzhen,China for the following purposes:

         1. To elect seven (7) directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;
         2. To ratify the appointment of Clancy and Co., P.L.L.C. as the Company's independent auditors; and
         3. To transact any other business as may properly be presented at the Annual Meeting or any adjournment or postponement thereof.

At such meeting the followings proposals were voted and resolved:

         1. The following directors were elected to the Board of Directors of Company, after each receiving a plurality of the votes cast: 1. Tony Tong (6,079,111 votes or 50.82% voted for), 2. Victor Tong (6,077,611 votes or 50.81% voted for), 3. Shao Jian Wang (6,077,581 votes or 50.81% voted for), 4. Tao Jin (6,079,083 votes or 50.82% voted for), 5. Peter Wang (6,078,583 votes or 50.82% voted for), 6. Michael Chun Ha (6,079,683 votes or 50.83% voted for), 7. Jeremy Goodwin (6,079,083 votes or 50.82% voted for).

         2. Ratification and approval of the appointment of Clancy and Co., P.L.L.C. as the Company's independent auditors

                  6,071,479 shares of the Company's common stock, constituting a 50.76% majority of the shares of common stock present in person or by proxy entitled to vote at this meeting have voted in favor of this proposal.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 6, 2005, our common stock was listed on the NASDAQ National Market under the symbol "PACT". Prior to that time, our common stock was listed on the NASDAQ Capital Market under the same symbol. The following table sets forth the range of high and low bid prices of common stock reported by NASDAQ in each fiscal quarter from January 1, 2004 to December 31, 2005, and for the first quarter ended March 31, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    HIGH              LOW
                                             -----------------  ----------------
FISCAL 2004
Quarter Ended March 31, 2004                        $7.40            $4.81
Quarter Ended June 30, 2004                         $5.65            $2.62
Quarter Ended September 30, 2004                    $3.85            $1.91
Quarter Ended December 31, 2004                    $14.08            $2.43

FISCAL 2005
Quarter Ended March 31, 2005                       $11.34            $6.46
Quarter Ended June 30, 2005                        $10.23            $6.71
Quarter Ended September 30, 2005                    $9.00            $6.85
Quarter Ended December 31, 2005                     $8.48            $6.30

FISCAL 2006
January 1, 2006 - March 31, 2006                    $8.88            $6.57


HOLDERS OF RECORD

As of March 31, 2006, there were 142 record holders of our common stock. However, the total number of beneficial holders is unknown as they hold our common stock in street name.

DIVIDENDS

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2005:

                                             Number of securities to    Weighted-average        Remaining available
                                             be issued upon exercise    exercise price of       for further issuance
                                             of outstanding options,   outstanding options,        under equity
                                               warrants and rights    warrants and rights ($)   compensation plans
                                             -----------------------  -----------------------  ---------------------
Equity compensation plans approved by
security holders (under 1998 Stock Option
Plan) (1)                                           1,360,100                  3.99                      0
Equity compensation plans approved by
security holders (under 2005 Stock Option
Plan) (2)                                            155,600                   6.59                  1,844,400
Equity compensation plans not approved by
security holders                                       N/A                      N/A                     N/A

--------------
(1) Reflects options granted and available for issuance under the 1998 Stock Option Plan.
(2) Reflects options granted and available for issuance under the 2005 Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the period covered by the report that were not previously reported on a Form-8K or Form 10-QSB.

REPURCHASES OF COMPANY COMMON STOCK
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

PERIOD                           (a) TOTAL NUMBER     (b) AVERAGE PRICE     (c) TOTAL NUMBER OF      (d) MAXIMUM NUMBER (OR
                                 OF SHARES (OR        PAID PER SHARE        SHARES (OR UNITS)        APPROXIMATE DOLLAR
                                 UNITS) PURCHASED     (OR) UNIT)            PURCHASED AS PART OF     VALUE) OF SHARES (OR
                                                                            PUBLICLY ANNOUNCED       UNITS) THAT MAY YET BE
                                                                            PLANS OR PROGRAMS        PURCHASED UNDER THE
                                                                                                     PLANS OR PROGRAMS
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

JAN 1 - MAR 31, 2005             NONE                 -0-                   NONE                     $701,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

APR 1 - JUN 30, 2005             NONE                 -0-                   NONE                     $701,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

JUL 1 - JUL 31, 2005             NONE                 -0-                   NONE                     $701,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

AUG 1 - AUG 31, 2005             2,000 (1)            $7.5                  NONE                     $686,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

SEP 1 - SEP 30, 2005             NONE                 -0-                   NONE                     $686,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

OCT 1 - OCT 31, 2005             NONE                 -0-                   NONE                     $686,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

NOV 1 - NOV 30, 2005             NONE                 -0-                   NONE                     $686,609
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

DEC 1 - DEC 31, 2005             149,459 (2)          $0.00001              NONE                     $686,608
-------------------------------- -------------------- --------------------- ------------------------ ------------------------

---------------
(1) On August 29, 2005, for USD$ 7.50 per share, we repurchased 2,000 shares, pursuant to the PacificNet Stock Repurchase Program

(2) On December 30, 2005, for USD$1.00, we repurchased 149,459 restricted shares of common stock issued to Apex Legend Limited the 80% shareholder of Take 1 Technologies Group Limited. The Company and Take 1 revised the Sale & Purchase Agreement, dated, October 18, 2005 to convert it into a Convertible Debenture Agreement. In connection with this, the parties revised the ownership structure so that PacificNet owns 20% of Take 1. In accordance with this new revised agreement, PacificNet agreed to purchase the 149,459 restricted shares for USD$1.00. Referred to the substance of the change of the investment structure as discussed in the Note 3 to the Consolidated Financial Statements, the original investment of Take 1 was reduced by US$771,208 for those repurchased shares at cost to US$385,604 as of December 31, 2005. The management intended to cancel those repurchased shares subsequent to the year end.

CANCELLATION OF SHARES:

On December 31, 2005, we signed agreements to cancel a total of 45,000 restricted shares of our common stock previously issued to several employees.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements.

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

Regarding one of our subsidiaries, for example, Epro is engaged in the business of providing outsourced call center services with over 13 years of field experience in China. The factors that could affect current and future results are as follows:

         o insufficient sales forces for business development & account servicing;

         o        lack of PRC management team in operation;

         o        less familiarity on partners' product knowledge;

         o deployment costs of a new HR application and the costs to upgrade the call center computer system;

         o increasing operations costs (cost of salaries, rent, interest rates & inflation) under rising economy in Hong Kong;

         o        insufficient brand awareness initiatives in the market;

         o salary increases due to an active labor market in Hong Kong and GuangZhou; and

         o increasing competition of call center solutions in the Hong Kong and PRC markets.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to research and development, long-lived assets including goodwill and purchased intangible assets, allowance for doubtful accounts, inventories, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect the most significant estimates and assumptions used in the preparation of its consolidated financial statements.

RESEARCH AND DEVELOPMENT

We evaluate research and development costs to identify any research and development activities that could be objectively measured and recognized as an asset for accounting purposes at the time they are acquired or at the time they have developed future economic benefits. Some costs and expenses are recognized as costs and expenses incurred during the period, provided that (a) there are no discernible future benefits, (b) costs recorded as assets in prior periods no longer provide discernible benefits, and (c) allocating costs either on the basis of association with revenue or among several accounting periods is considered to serve no useful purpose.

VALUATION OF LONG-LIVED ASSETS INCLUDING GOODWILL AND PURCHASED INTANGIBLE
ASSETS

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

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

TAXES ON EARNING

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


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued the following accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.


RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenue for the periods indicated.

                                                   YEAR ENDED        YEAR ENDED
                                                  DECEMBER 31,      DECEMBER 31,
                                                  ------------      ------------
                                                    2005 (%)          2004 (%)
                                                  ------------      ------------

    Revenue                                             100              100
    Cost of Revenue                                   (75.4)           (81.0)
    Gross Margin                                       24.6             19.0

    Selling, general and administrative expense       (13.2)           (12.2)
    Depreciation and amortization                      (0.7)            (0.3)

    Earnings  / (lOSS) from operations                 10.7              6.5

    Interest (expenses) income, net                     0.1              0.3
    Sundry income                                       1.9              1.4

    Provision for income taxes                         (0.5)            (0.1)
    Share of profit of associated companies           (0.00)             0.1
    Minority interest                                  (6.6)            (5.5)
    Discontinued operations                               -             (0.1)
    NET PROFIT (LOSS)                                  5.6              2.6

REVENUE. Revenue for the year ended December 31, 2005 was $44,341,000, an increase of 49% as compared to $29,709,000 for the year ended December 31, 2004. The increase in revenue was mainly due to revenue derived from the value-added telecom services rendered by the Company's newly acquired subsidiaries, Guangzhou3G ($3,143,000), Clickcom ($365,000) and Lion Zone ($1,194,000). In the
aggregate, the three newly acquired subsidiaries contributed to 11% of the total revenue. Revenue from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines. The "Other Business" column includes the revenue and earnings/(loss) from operations of our other insignificant subsidiaries. Summarized financial information for each of our four business operating segments is set forth in the table below.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
----------------------- --------------- ---------------- ------------------- -------------- ---------------
                           Group 1.         Group 2.          Group 3.          Group 4.        Total
For the year ended       Outsourcing      VAS Business     Communications        Other           ($)
December 31, 2005          Business           ($)           Distribution        Business
                             ($)                              Business            ($)
                                                                ($)
----------------------- --------------- ---------------- ------------------- -------------- ---------------

Revenue                   13,505,000      13,834,000         16,201,000         801,000       44,341,000
(% of Total)               (30.5%)          (31.2%)           (36.5%)           (1.8%)          (100%)
----------------------- --------------- ---------------- ------------------- -------------- ---------------

Earnings / (Loss) from
Operations                1,360,000        3,899,000          558,000         (1,248,000)     4,569,000
----------------------- --------------- ---------------- ------------------- -------------- ---------------

(1) OUTSOURCING SERVICES

Revenue for the year ended December 31, 2005 was $13,505,000, an increase of 44% as compared to $9,385,000 for the year ended December 31, 2004. Outsourcing services revenue made up 26.54% of the Company's total revenue for the fourth quarter of the year due to its subsidiary being selected by China's State Administration of Taxation to provide integrated call center services training for the tax bureau's "123661" customer services center in Shenzhen and it is believed that the contact center expansion in Guangzhou will lead to over 40% annual revenue growth in the coming years. One of the reasons the revenue increased is due to the continuous rapidly growth on computer software product and the company provides a seamless solution and multi-media channels for clients to communicate with their customers for building better customer relationship and generating more sales revenue. The combination of its innovative infomercials along with our growing call center operations will allow us to support significant future growth. It is a strong vote of confidence in our future development in Chinas growing CRM call center market due to our expansion from B2B outsourced call center services into B2C infomercial services market for vertical industries which a growing number of domestic and multinational companies across a number of industries are selecting us to enhance customer services. This demand for CRM services reflects the increasingly competitive nature of the Chinese marketplace where customers choose a provider not solely based upon price, but also on customer services. We believe that our CRM contact center has emerged as the new competitive advantage for the market leaders in China and we are well positioned to benefit from this trend.

(2) VALUE-ADDED SERVICES
VAS revenue for the year ended December 31, 2005 was $13,834,000, a significant increase of 142% as compared to $5,724,000 for the year ended December 31, 2004. Our acquisition of 3G, Clikcom and Lion Zone in 2005 contributed to the increase in revenue for this business segment and helped us enter the mobile Internet market in China. VAS revenue made up 49.1% of the Company's total revenue for the fourth quarter of the year. Presently, approximately 80% of mobile phone users use VAS in China. The Company's revenue in the sale of phone cards continued to grow and we continued to rapidly expand our VAS business, through strong organic growth as a result of leading companies in China increasingly selecting us for their important programs. For example, the Bank of China Shanghai selected PacificNet Epro to provide CRM and call center management training, to enhance agent productivity, to improve call center service quality, and to revise the strategic market positioning for the bank.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Revenue for the year ended December 31, 2005 was $16,201,000, an increase of 37% as compared to $11,790,000 for the year ended December 31, 2004. Its revenue remained steady growth during the year due to the increasing market growth in communication products distribution services. Communication products distribution revenue made up 20.3% of the Company's total revenue for the fourth quarter of the year. In FY2005, sales mix of high-margin products such as number cards and IP cards increased whereas substantial portion of FY2004 revenue were derived from low-margin prepaid stored-value cards. This improved sales mix was achieved through sales incentive scheme. Furthermore, we believe that our Take1 and My Memory Maker Kiosks are a natural fit in the self-service vending machine, party, amusement, and casino market, and we also believe there are strong opportunities for growth in high-traffic tourist and amusement destinations. Recently, the Company had entered into a definitive agreement to acquire iMobile in order to enhance our position in this rapidly growing B2C market in China.


COST OF REVENUE AND GROSS MARGIN Cost of revenue for the year ended December 31, 2005 was $33,439,000 an increase of 38% from $24,074,000 for the year ended December 31, 2004. The slight increase in the cost of revenue was directly associated with the increase in revenue. Cost of revenue, as a percentage of revenue, was 75% for the year ended December 31, 2005 as compared with 81% for the year ended December 31, 2004. The decrease in percentage cost of revenue was attributable to the changes in operations, from supplying systems integration and software applications in 2004 to becoming value-added telecom services and product providers in 2005. Gross profit for the year ended December 31, 2005 was $10,902,000 an increase of 93% as compared to $5,635,000 for the year ended December 31, 2004, resulting from gross margin contributions from our newly acquired subsidiaries in 2005. Gross profit for the fourth quarter of the year was $5,047,000, a significant increase of 265% as compared to $1,379,000 for the same period in 2004; or a significant increase of 153% as compared to the third quarter of 2005.

We believe that our gross margin overall approximates the industry standards. The significant increase in gross margin came primarily from, our phone card business, which has higher gross margins, typical for that industry. We expect our gross margin percentage to increase gradually as a result of cost reduction and efficient utilization of assets.

(1) OUTSOURCING SERVICES

As compared to prior year, cost of revenue for outsourcing services increased by 55% to $10,095,000 (2004: $6,491,000). Gross profit was 4% lower at $3,409,000
(2004: $3,543,000). Gross profit of $1,069,000 for the fourth quarter had a significant increase of 56% as compared to $682,000 for the third quarter of 2005 due to the increasing demand for outsourcing contact center services, especially from the industries of telecom, banking, market research and fast-moving consumer goods, among others. The slightly decline year over year was primarily due to the enhanced Hong Kong market competition. However, from the perspective of high-margin IT Solutions, EPRO enjoyed growth in FY2005 from its self-developed Contact Center System - WISE-xb Contact Center System and TNT Hong Kong selected this contact center solution with customer management capabilities to improve efficiency and enhance customer satisfaction.

(2) VALUE-ADDED SERVICES

As compared to prior year, cost of revenue for VAS increased by 75% to $7,715,000 (2004: $4,403,000). Gross profit was 262% much higher at $6,119,000
(2004: $1,688,000). Gross profit of $3,241,000 for the fourth quarter also had a significant increase of 471% as compared to the same period in 2004; or an increase of 184% as compared to $1,141,000 for the third quarter of 2005. Throughout the new acquisitions in 2005 such as Lion Zone with higher gross margin, it moved our strategic consolidation in China's CRM and VAS market, and increased our customer base and improved our gross margin. The increasing gross profit is also derived from the continued profitability in the sale of phone cards. Furthermore, Company increased market share in the voice/IVR supplier market.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

As compared to prior year, cost of revenue for communication products distribution slightly increased by 17% to $15,347,000 (2004: $13,106,000). Gross profit was 194% higher at $854,000 (2004: $290,000). The fourth quarter is normally the strongest due to holiday-related promotions which increase the spending of our customers with us and therefore higher margin was expected. Furthermore, since revenue made up the highest rate of 36.5% of the Company's total revenue and cost of revenue had only slightly increased in 2005, its gross profit relatively increased more to reach our future expectation. As one of its subsidiaries, Yueshen, signed an agreement to become a designated integrated services distributor of China Mobile in 2005, it increased the Company's overall distribution revenue and profit margin. The improved gross margin was mainly due to increased sales mix from higher margin products such as number cards with average gross margin of 8 to 15% and IP calling cards with average gross margin of 30% instead of low-margin prepaid stored-value cards with just around 2% gross margin.

(4) OTHER BUSINESS

Cost of revenue and gross profit for PacificNet Power for the year ended December 31, 2005 was $269,000 and $67,000. PacificNet Power did not exist in 2004, so no comparison is available for 2004

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, General and Administrative expenses totaled $5,811,000 for the year ended December 31, 2005, an increase of 69% from $3,435,000 for the year ended December 31, 2004. As our fourth quarter results included several one-time charges or expenses such as the $103,250 NASDAQ National Market Entry Fee, quarterly SG&A had significant increase of 183% as compared to the third quarter of the year. The increase in selling, general and administrative expenses reflected the expansion of our operations of which expenses were incurred by our newly acquired subsidiaries and the expansion of the management team. In addition to making several key acquisitions in 2005, we laid the foundation for a strong future, by hiring additional personnel in key areas to support our accounting and back-office functions, as well as implemented the systems to allow the Company to better measure the performance of each of its units.

(1) OUTSOURCING SERVICES

Selling, General and Administrative expenses for outsourcing services were $1,628,000 for the year ended December 31, 2005, a reduction of $502,000 from $2,130,000 for the year ended December 31, 2004. Due to the increase in the demand for telemarketing and call center services, one of the subsidiaries purchased a new 250-seat call center facility in China, to support the rapidly growing business of the company. It caused an increase of 103% to $482,000 for SG&A for the fourth quarter of the year. However, a wide array of supporting services are provided, including professional inbound services, outbound services, facilities management and IVRS support services, to meet clients' diversified needs.

(2) VALUE-ADDED SERVICES

Selling, General and Administrative expenses for VAS were $2,159,000 for the year ended December 31, 2005, an increase of $2,072,000 as compared to $87,000 in 2004. The increase of SG&A resulted from increasing the size of our operations which included premises costs and staff costs from the three new acquisitions.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Selling, General and Administrative expenses for communication products distribution were $271,000 for the year ended December 31, 2005, an increase of 188% as compared to $94 for the year ended December 31, 2004. This business is easily scalable depending on the availability of working capital, since one of the subsidiaries, YueShen, needs to pay the telephone operators/suppliers cash upfront.

(4) OTHER BUSINESS

Selling, General and Administrative expenses were $167,000 for the year ended December 31, 2005.

DEPRECIATION AND AMORTIZATION EXPENSES Depreciation and amortization expenses were $1,126,000 for the year ended December 31, 2005, which represented 1344% increase as compared to the year ended December 31, 2004 of which depreciation and amortization expenses was $78,000.

OPERATING PROFIT Operating profit of $4,569,000 for the year ended December 31, 2005, a significant increase of 136% as compared to $1,937,000 from the year ended December 31, 2004. Operating margins nearly doubled to 10.6% from 6.5% in the previous year. Quarterly operating profit was $1,702,000, an increase of 66% as compared to $1,026,000 from Q3 2005. Quarterly operating profit of $380,000, $1,470,000, and $254,000 generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value-Added Services (VAS) and (3) Telecom Distribution Services, represented an increase of 75%, 50% and 47% respectively. These are compared to $217,000, $974,000, and $172,000 respectively for Q3 2005. Operating profit of $1,360,000, $3,899,000 and $558,000 generated from business units (1), (2) and (3) for the year ended December 31, 2005 represented an increase of 36%, 110% and 556% respectively, as compared to$1,000,000, $1,859,000, and $85,000 respectively for the year ended December 31, 2004. The increase in operating margin reflects Company's continuous shift away from our traditional lower-margin phone card distribution business (B2B services) to higher margin value-added telecom services and B2C e-commerce. We believe that in 2006 this s trategy will result in increased profitability. This strategy is beginning to work, as our operating margin increased from 6.5% in 2004 to 10.3% in 2005.

INTEREST EXPENSES / INCOME Interest income was $246,000 for the year ended December 31, 2005, an increase of 211% as compared to $79,000 for the year ended December 31, 2004. The increase is due to 62% of interest income generated from PacificNet Communications. Interest income was mainly generated from $152,000 of PacificNet Communications from lending and fixed-rate bank deposits (62% of total interest income) and $45,000 of PacificNet Strategic Investment Holdings Limited from bank deposits. Interest expenses were $229,000 for the year ended December 31, 2005, an increase of 24% as compared to $185,000 for the year ended December 31, 2004. Most of the interest expenses were attributed to bank loans by PacificNet Strategic Investment Holdings ($34,000) and Linkhead ($26,000), and bank loans and bank overdraft by Epro ($133,000).

SUNDRY INCOME/EXPENSE Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries' control and such income does not related to each subsidiaries' core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2004, the non-operating income or sundry income was mainly derived from Linkhead's consulting services income from system integration services totalling $380,000.

For the year ended December 31, 2005, the non-operating income or sundry income was $830,000 included in Statement of Operations was mainly derived from the consulting services income of $116,000, software service income of $375,000, investment income of $113,000, leasehold income of $75,000 and various other totaling $151,000.

SHARE OF PROFIT OF ASSOCIATED COMPANIES We recorded the loss of $8,000 for the year ended 2005 with respect to our 20% ownership interest in Take1 Technology (Cheer Era Limited), acquired in April 2004.

INCOME TAXES The income taxes expenses for the Company's subsidiaries were $222,000 for the year ended December 31, 2005. The provision of income taxes was the result of the operating profit generated by Guangzhou3G, Clickcom and ChinaGoHi, the subsidiaries we acquired in 2005. Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subjected to a preferential tax rate of 15%. Guangzhou3G-DE as software enterprise comprises 15% tax rate for one year during 2005 and it can continue to apply 15% tax rate after this is expired. In addition, Guangzhou 3G-WOFE, as a new High Technology Foreign Investment Enterprises and under PRC Income Tax Laws, is entitled to a two-year tax exemption in 2005 and 2006. In order to improve the technology market in China, another of our high-tech subsidiaries, Linkhead, is entitled a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year. Therefore, Linkhead's taxes have been remitted during January 1, 2003 to December 31, 2005 but it pays taxes at 7.5% from January 1, 2006 to December 31, 2008.

MINORITY INTERESTS Minority interests for the year ended December 31, 2005 totaled $2,926,000. Minority interests represented the interests of third parties in our subsidiaries' results.

NET PROFIT Net profit for the year ended December 31, 2005 was $2,489,000 as compared to net profit of $774,000 for the year ended December 31, 2004. Operating profit of $1,360,000, $3,899,000 and $558,000 generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value-Added Services (VAS) and (3) Telecom Distribution Services, represented an increase of 36%, 110% and 556% respectively as compared to $1,000,000, $1,859,000, and

$85,000 respectively for the year ended December 31, 2004. The overall net profit increased sharply due to (i) the Company acquired direct response television and infomercial marketing services company in China which received an award by the Chinese tax bureau as one of the "Top 100 Tax-Paying Enterprises" in Shenzhen as recognition for profit generation, commercial leadership and government contribution; (ii) launched a new Mobile Mailbox Service called "UMAIL" for Unicom's CDMA users on its WAP Portal website; (iii) signed up China Mobile for New Blog Service and so forth. Furthermore, the new facility in China should lead to growth in profit margin because the labor cost and office facility is less than half of the cost in Hong Kong.


CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS We have significant cash resources to meet our contractual obligations as of December 31, 2005, as detailed below:

PAYMENTS DUE BY PERIOD
                                                                        Less than
Contractual Obligations                                 Total            1 year           1-5 years        After 5 years
-----------------------------------                 -------------      -------------     ------------      ---------
Line of credit                                      $  1,060,000       $  1,060,000               --             --
Bank Loans                                          $    194,000       $    188,000      $     6,000             --
Operating leases                                    $  1,676,000       $    870,000          806,000             --
Capital leases                                      $    204,000       $    126,000      $    78,000             --
                                                    -------------      -------------     ------------      ---------
Total cash contractual obligations                  $  3,134,000       $  2,244,000      $   890,000             --
                                                    =============      =============     ============      =========

OFF-BALANCE SHEET ARRANGEMENTS We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during 2005.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL The Company's working capital increased by 27% to $20,510,000 at December 31, 2005, as compared to $16,185,000 at December 31, 2004. The increase in working capital primarily resulted from proceeds (shown net of offering costs) from our private placement activities that resulted in an increase of $2,815,000 increase in cash balance and time deposit, net of cash expenditures for operations and acquisitions.

ISSUANCE OF COMMON STOCK During the year ended December 31, 2005, the Company issued shares of common stock as follows: (i) 700,000 shares of common stock were issued as a result of the exercise of stock options and warrants with cash consideration of $1,014,000 in the aggregate;; (ii) 515,900 for the acquisition of subsidiaries with market value of $3,971,000; and (iii) 20,000 shares of common stock were issued to our investor relations firm for services rendered with a market value of $63,000.

FUTURE LIQUIDITY NEEDS As of December 31, 2005, we had approximately $9,579,000 in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand; cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

INFLATION Inflation has not had a material impact on the Company's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS All of the Company's revenue are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Chinese renminbi ("RMB"). The value of the RMB-to-U.S. dollar or Hong Kong dollar-to-United States dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. Since October 2004, the renminbi has been pegged to the US dollar at the rate of one dollar for 8.2765 yuan, which was scrapped when the renminbi reform was launched on July 21 and since then the yuan was fixed at a market basket of currencies. Recently there has been increased political pressure on the Chinese government to decouple the renminbi from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese renminbi exchange rate, regarding that in the past two months (February and March 2006) when the new currency rate system has been operating, the currency rate of renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. Although a devaluation of the Hong Kong dollar or renminbi relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or renminbi relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. For fluctuations in period to period exchange rates, the translation adjustment is required to translate from local functional currency to the USD reporting currency (not RMB to HKD to USD). The Company has never engaged in currency hedging operations and has no present intention to do so.

CONCENTRATION OF CREDIT RISK Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

         o The Company's business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

         o All of the Company's revenue is derived from Asia and Greater China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

         o If the Company is unable to derive any revenue from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

         * A substantial portion of the operations of business operations depend on mobile telecommunications operators {operators) in China and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of the Company's revenue. The VIEs rely entirely on the networks and gateways of these operators to provide its wireless value-added services. Specifically these operators are the only entities in China that have platforms for wireless value-added services. The Company's agreements with these operators are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with the Company, it would severely affect the Company's ability to conduct its existing wireless value-added services business.

COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) consists of net earnings and other gains (losses) affecting stockholders' equity that, under generally accepted accounting principles are excluded from net earnings in accordance with Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income. Additionally, the translation adjustment is recorded as component of comprehensive income (loss) in stockholders' equity section of balance sheet

SEASONALITY AND QUARTERLY FLUCTUATIONS Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenue and income from operations for the call center and VAS tend to be higher in the fourth quarter due to special holiday promotions. Internet/Direct Commerce revenue also tends to be higher in the fourth quarter due to increased consumer spending during that period. Revenue from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements and the report and notes, are attached hereto following the signature page beginning on Page F-1.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets - As of December 31, 2005 and 2004              F-2
Consolidated Statements of Operations - For the Years Ended
  December 31, 2005 and December 31, 2004                                   F-3
Consolidated Statements of Changes in Stockholders' Equity
  - For the Years Ended December 31, 2005 and December 31, 2004             F-4
Consolidated Statements of Cash Flows
  - For the Years Ended December 31, 2005 and December 31, 2004             F-5
Notes to Consolidated Financial Statements                                  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


ITEM 8A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the period covered by this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were inadequate, need to be strengthened and are not sufficiently effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has taken various steps to maintain the accuracy of our financial disclosures, and based on these measures and other significant work, management believes there are no material inaccuracies or omissions of material fact in our financial statements and other reports filed with the SEC. However, material weaknesses in our internal controls over financial reporting could further adversely impact our current inability to report timely financial information. Despite the drastic strengthening of our disclosure controls and procedures over the past 12 months, our efforts have been insufficient and delayed due to our significant growth and expansion as described in Item 1 and our recent adoption of FIN46R. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, hiring additional experienced personnel, allocating additional Information Technology spending, and possible raising additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In connection with the audit of our financial statements for the year ended December 31, 2005, Clancy and Co., P.L.L.C. ("Clancy"), our independent auditors, informed the Board of Directors on April 27, 2006, of several "significant deficiencies" that collectively constituted a "material weakness" in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

A SIGNIFICANT DEFICIENCY is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential and will not be prevented or detected.

A MATERIAL WEAKNESS is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement or the annual or interim financial statements will not be prevented or detected.

The following conditions were identified:

     o The current organization of the accounting department does not provide PacificNet with the adequate skills to accurately account for and disclose significant transactions or disclosures.
     o Certain key managers in the accounting department do not appear to have the knowledge and experience required for their responsibilities.
     o Substantive matters are not being addressed appropriately by the Board and Audit Committee resulting in inadequate oversight from the Board and Audit Committee.

     o The process that PacificNet is currently using to monitor the ongoing quality of internal controls performance, identify deficiencies and trigger timely corrective action is not working effectively.
     o There is no adequate means of accurately capturing and recording certain significant and complex business transactions.

Accordingly, the Company's internal controls over financial reporting are not effective.

Based upon the Company's evaluation, which considered the above findings of Clancy, the Company's management, including the Chief Executive Officer, Chief Financial Officer and President concluded that, as of December 31, 2005, the Company's internal controls over financial reporting were not effective.


ITEM 8B.  OTHER INFORMATION

None

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of April 10, 2006:

Name                            Age      Title
-------------------------    --------    -----------------------------------------------------
Tony Tong                       37       Chairman and Chief Executive Officer
Victor Tong                     35       President, Secretary, and Director
ShaoJian (Sean) Wang            42       Chief Financial Officer, Vice President, and Director
Peter Wang                      51       Independent Director (Audit Committee)
Michael Ha                      36       Independent Director
Jeremy Goodwin                  33       Independent Director (Audit Committee)
Tao Jin                         38       Independent Director (Audit Committee)
Mary Ma                         35       Vice President of Finance and Chief Financial Officer
                                         for ChinaGoHi Subsidiary
Wenming Wang                    44       President of ChinaGoHi Operation
Jingjin Wu                      46       Vice President of ChinaGoHi & DRTV Operations
David Lin                       39       Vice President of Investment Management
Victor  Choy                    37       Vice President, Mobile Distribution Services
Brian Lin                       41       Vice President, Northern China
Fei Sun                         40       Vice President, Southern China
Philip Cheng                    42       Vice General Manager
Jack Ou                         39       Vice General Manager, Southern China
Mike Fei                        38       Chief Legal Counsel, China Operations
Star Mu                         37       Regional Manager, Northern China
Shannon Lee                     29       Vice President of Investment
Jacob Lakhany                   29       Director of Investor Relations and Public Relations
Super Yongchao Wang             32       Vice President of Value Added Services
Telly Wai-Hon Wong              44       Vice President of Call Center Services
Carol  Men-Yee Chang            43       Vice President & COO of Call Center Operations
Joyce Mei-Wei Poon              40       Vice President of CRM Services
Fiona Yee-Chong Cheuk           31       Marketing and PR Manager, CRM & Call Center Services

Our executive officers are appointed at the discretion of our board of directors with no fixed term. There are no family relationships between or among any of our executive officers or our directors other than the relationship between Mr. Tony Tong and Mr. Victor Tong.

The following is a brief description of each board of director, key positions and brief biography:

MR. TONY TONG, age 37, is the Chairman, CEO, Executive Director, and founder of PacificNet. From 1995 to 1997, Mr. Tong served as the Chief Information Officer of DDS Inc., a leading SAP-ERP consulting company in the USA, which was later acquired by CIBER, Inc. (NYSE: CBR). From 1993 to 1994, Mr. Tong worked for Information Advantage, Inc. (NASDAQ:IACO), a leading business intelligence, Data-Mining and CRM technology provider serving Fortune 500 clients. IACO consummated an IPO on NASDAQ in 1997 and was later acquired by Sterling Software and Computer Associates (NYSE: CA). From 1992 to 1993, Mr. Tong worked as a Business Process Re-engineering Consultant at Andersen Consulting (now Accenture, NYSE:ACN). From 1990 to 1991, Mr. Tong worked for ADC Telecommunications (NASDAQ:ADCT), a global supplier of telecom equipment. Mr. Tong's R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by the US Patent and Trademark Office) titled "Computerized Work Flow System, an Internet-based workflow management system for automated web creation and process management." Mr. Tong also serves on the board of advisors of Fortune Telecom (listed on Hong Kong Stock Exchange:
0110.HK), a leading distributor of mobile phones, PDAs, telecom services, and accessories in China and Hong Kong. Mr. Tong is a frequent speaker on technology investment in China, and was invited to present at the Fourth APEC International Finance & Technology Summit in 2001. Mr. Tong is the Vice Chairman (PRC) of Hong Kong Call Centre Association, a Fellow of Hong Kong Institute of Directors, a consultant on privatization and securitization for China's State-Owned Assets Supervision and Administration Commission (SASAC), and a frequent speaker for LexisNexis, a licensed Continued Professional Development (CPD) trainer, on China investment. Mr. Tong graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA. Tony Tong is the brother of Victor Tong.

MR. VICTOR TONG, age 35, currently is the President, Secretary and an Executive Director of the Company. Previously, Mr. Victor Tong worked for Andersen Consulting (now Accenture), American Express Financial Advisors (IDS), and 3M. In 1999, he was recognized in "CityBusiness 40 Under 40" as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award while graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Tong was an adjunct professor at the College of Software of Beihang University, one of the top software colleges in China.

MR. SHAOJIAN (SEAN) WANG, age 42, is the Chief Financial Officer and has served on our board of directors since 2002. Sean Wang served as the chairman of GoVideo, a subsidiary of Opta which is a majority owned subsidiary of TCL, a leading consumer electronics company in China. From 1987 to 1993, Mr. Wang held a number of increasingly important positions with St. Paul, Minnesota-based Ecolab Inc., culminating in his serving as General Manager for the company's Indonesia operations. Mr. Wang received a Bachelor of Science Degree in Economics from Hamline University in St. Paul, Minnesota, and a Masters of Business Administration from The Carlson School of Management at the University of Minnesota. Mr. Wang also attended Peking University in Beijing, China.

MR. PETER WANG, age 51, is a Director. Mr. Wang has served on our board of directors since 2003. Since December 2000, Mr. Wang has served as President and Chief Executive Officer of Techedge, Inc. Mr. Wang was a founder of Unitech Telecom (now named UTStarcom, NASDAQ: UTSI) and from June 1990 through August 1995 was President of Unitech Telecom. Under his management, UTStarcom created the first digital loop carrier system and installed the first PHS (Personal Handyphone System) system in China. From September 1995 through November 2000, he co-founded and served as President and Chief Executive Officer of World Communication Group. As an entrepreneur, he has successfully co-founded and built other ventures in the US, including World PCS, Inc. Before forming his own companies, he worked at AT&T Bell Labs and Racal-Milgo Information System. With AT&T Bell Labs, he worked on Network Evolution Planning and representing AT&T Network System Division served on Network Management Protocol Forum. He also serves on the board of directors of two publicly traded companies in the United States, Techedge, Inc. and General Components, Inc. Mr. Wang has a BS in Computer Science and a MS in Electrical Engineering from University of Illinois, as well as an MBA in Marketing from Southeast-Nova University.

MR. MICHAEL CHUN HA, age 36, is a Director. Mr. Ha has served on our board of directors since 2003. Mr. Ha graduated from the Faculty of Law, University of Hong Kong in 1994 with a bachelor degree in law and was admitted as a solicitor of the High Court of the Hong Kong Special Administrative Region in 1997 and a solicitor of the Supreme Court of England and Wales in 1998. From 1995 to 2002, Mr. Ha worked as a lawyer in a number of prestigious international and Hong Kong law firms, specializing in the areas of corporate finance, securities offerings, takeovers, cross-border mergers and acquisitions, venture capital, corporate restructuring, regulatory and compliance issues, project finance, and general commercial transactions and services in Hong Kong and the People's Republic of Hong Kong. In 2002, Mr. Ha commenced his own practice in the trade name of "Ha and Ho Solicitors". Mr. Ha specializes in the areas of general commercial transactions, corporate finance and civil and criminal litigation. Mr. Ha has been the company secretary of Shanxi Central Pharmaceutical International Company Limited, a Hong Kong main board listed company. Since 200,3 Mr. Ha has been a director of a private investment company, Metro Concord Investment Limited.

MR. JEREMY GOODWIN, age 33, is a Director with the company. Mr. Goodwin is also President of China Diligizer International (CDI) and a Managing Director with Etech Securities. He began his career in 1995 as an intern at Mees Pierson Investment Finance S.A. in Geneva, Switzerland where he provided administrative support to the fund raising/private placement team. Noteworthy transactions executed by the group included assistance on the placements of the $1.2 Billion Carlyle Partners II Limited Partnership. In 1997 he went to work for the then parent institution, ABN Amro, in Beijing, China where he established the Global Clients desk representing the bank's multinational clients to sovereign regulatory agencies and local financial institutions while monitoring their working capital needs. During his time there, the office was approved by the Central Bank of China to operate as a fully licensed branch. Noteworthy transactions executed by the group included assistance in the business development and project management for the Royal Dutch Shell Oil project and the Beijing Capital International Airport listing on the Hong Kong Stock Exchange arranged by the Hong Kong office of ABN Amro Rothschild. Mr. Goodwin received his BS from Cornell University in 1996 in conjunction with the Institute of Higher International Studies in Geneva, Switzerland. He later pursued his advanced degree with Princeton University with a concentration in Chinese affairs which he completed at the prestigious Nanjing Chinese Studies Center of the Johns Hopkins School of Advanced International Studies. Jeremy is fluent in written and spoken Mandarin Chinese, French and has working knowledge of Dutch.

MR. TAO JIN, age 38, is a Director. Mr. Jin is a partner at JunHe, one of the top five law firms in China. Prior to JunHe, from April 2002 to May 2005, he was a Vice President and Assistant General Counsel of J.P. Morgan Chase Bank. From August 1999 to March 2002, Mr. Jin served as a Senior New York Qualified Lawyer for Sullivan & Cromwell, which represented China Unicom, PetroChina and China Telecom in their IPO's and dual listings in New York and Hong Kong. From 1996 to 1999, Mr. Jin served as Associate Lawyer for Cleary, Gottlieb Steen & Hamilton, which represented various Fortune 500 companies and investment banks in public and private securities offerings and M&A activities. Mr. Jin received his Juris Doctor in 1996 with high honors from Columbia University, and received B.S. in Psychology in 1990 from Beijing University.

The following is the list of PacificNet's management team, key positions and brief biography:

MS. MARY MA, age 35, has been with PacificNet since Feb 2004. Previously, Ms. Ma worked as Manager of Corporate Finance and Audit Division for China Motion, a telecom company listed on the Hong Kong Stock Exchange. Ms. Ma also worked as Finance Manager for Shenzhen Lufthansa Technik Ltd., a subsidiary of Germany Lufthansa Group. Ms. Ma also worked as Vice President for a public company listed on NASDAQ where she gained working experience in the US. Ms. Ma is experienced accountant with working knowledge of Chinese Accounting Standard, IAS and USGAAP, corporate finance, finance analysis and operation. Ms. Ma received MBA degree from American Kennedy Western University, and bachelor degree in Accounting.

MR. WENMING WANG, age 44, has been the President of PacificNet's ChinaGoHi Operation since December 2005. In addition to being a successful self-made private entrepreneur in China, Mr. Wang has been elected a congressman of People's Congress for Shenzhen Municipality, China, since 2005. Mr. Wang is the Founder, Chairman and Chief Executive Officer of Shenzhen Guhaiguanchao Investment Advisory Co., Ltd. (ChinaGoHi), a leading investment advisory services company in China. Mr. Wang is also the chief publisher of Sino-Business Weekly (ISSN 1671-6728, www.fmm88.com , www.lcgj.cn), a leading financial investment management magazine covering China's stock market and securities investment. Mr. Wang has extensive experience in China's stock market and investment consulting industry for more than 10 years since the launch of China's stock markets. Under his leadership, Shenzhen Guhaiguanchao has achieved growing revenue, profits, and industry recognition since its establishment in 2002, and was by Shenzhen government as "Shenzhen's Top 100 Tax-paying Enterprises" in 2003 and 2004.

MR. WU JINGJIN, age 46, ,is one of the co-founders and executive director of Shenzhen Guhaiguancao Investment Advisory Co., Ltd. (ChinaGoHi) a leading investment advisory company in mainland China. Mr. Wu was one of the pioneer analysts in mainland China and has extensive working experience in China's investment banking and investment consulting industry since the launch of China's stock market. From1994-1999, Mr. Wu worked as Senior Manager at J&A Securities, one of the leading investment banks in mainland China at that time. Mr. Wu holds an MBA degree from the State University of New York at Buffalo.

MR. DAVID LIN, age 39, has been with PacificNet since 2004. Previously, Mr. Lin worked as Assistant President of ABB Meishi Power Investment Co., Ltd. Mr. Lin also worked as Corporate Secretary and Assistant General Manager for a public company listed on NASDAQ where he gained working experience in the US. Mr. Lin received Master degree of finance from Fudan University, and Bachelor degree of English from Tianjin University.

MR. VICTOR CHOY, age 37, joined PacificNet in 2005 as Vice President of Mobile Distribution Services. From 2003 to present, Mr. Choy is a partner and director of Ora Telecom China, a subsidiary of the Singapore based manufacturer and distributor of original accessories for major brands including Nokia and Motorola, as well as OEM branded Bluetooth products, with sales offices in 12 countries in Asia and Europe. Mr. Choy has over 13 years of telecom experience in HK, China and SE Asia. From 1998 to 2002, Mr. Choy worked as the General Manager of Asia Pacific (APAC) for Avenir Telecom, a listed company from France and a leading mobile distributor, telecom retailer, Internet service provider, and mobile accessory manufacturer in Europe. Mr. Choy helped Avenir Telecom build its APAC business from $0 to annual revenue of US$100 million within 2 years of operation in mobile phone and accessories distribution. In 2000, Mr. Choy expanded the company into China and found Avenir Telecom China Limited in Shenzhen. In one year, the Avenir China opened 7 retail outlets in the city of Shenzhen and Guangzhou and also started the distribution of products for China Mobile and China Unicom by signing first level distributorship agreements. At Avenir, Mr. Choy initiated a JV between Cetelec and China Motion, a Hong Kong listed telecom company, to run an aftersales service center for mobile phones and pagers in Shenzhen. Mr. Choy formed a cooperation with France Telecom's Rapidlink subsidiary, to provide retail and distribution services to China Unicom Guangdong. Mr.Choy received the Bachelor of Science degree in Actuarial Science and Computer Science from University of Toronto in 1992.

MR. BIN "BRIAN" LIN, age 41, was promoted to the Vice President for PacificNet China Operations in 2005. Mr. Lin is currently the President of Linkhead, a leading IVR and CTI technology provider 51% owned by PacificNet. Previously, Mr. Lin worked for Nortel in Canada, Tandem Computer, Motorola, and UTStarcom. Mr. Lin received the Master of Applied Science degree in Electrical Engineering from the University of Toronto in 1989.

MR. FEI SUN, age 40, has been with PacificNet since 2003 and has served several positions including Manager of Shenzhen office, Director of Investment, etc. Mr. Sun has been a director of Linkhead for 10 years and serves as the General Manager of Linkhead Shenzhen Office. From 1991, Mr. Sunfei worked in Japan as the Chief Representative of China in a software company co-organized by CATIC and Japanese Central Electronic Power Research Institution, focused on software development and organized the Japanese company software development outsourced to the Chinese company. Mr. Sun graduated with Master Degree of Electronic Engineering from China NorthEast Industrial University.

MR. PHILIP CHENG, age 42, has been with PacificNet since 2005. As the Vice General Manager of PacificNet, Philip is responsible for the company's synergy development, corporate strategy coordinating and execution for all PacificNet's subsidiaries so as to enhance the internal control and resource sharing among the group. Prior to joining PacificNet, Mr. Cheng worked for CSL, the largest mobile operator in Hong Kong, and was in charge of CSL's Value-Added Services development in China. Previously, Mr. Cheng worked as deputy general manager in the VAS department for Guangzhou Suntek Technology, a leading telecom equipment and VAS provider listed on China's stock exchange. Mr. Cheng received his Master and Bachelor degree of Science respectively in 1988 and 1985 from Southern China University of Technology, Department of Radio Engineering, Major of Communications, and performed his master research in Digital Signal Processing.

MR. JACK OU, age 39, joined PacificNet in 2005 as Manager and Financial Controller of PacificNet Guangzhou Operations. From 1986 to 1998, Mr. Jack Ou worked as the Vice Director at the Guangzhou Justice Bureau and as PRC attorney at Guangdong Overseas Chinese Law Firm. Subsequently, Mr. Jack Ou worked as the Manager of Research Department and Assistant General Manager in Guangdong Huafu Investment Inc. From 2003 to 2005, Mr. Ou served as a Manager and Research Analyst at Everbright Securities, a leading securities brokerage firm in China.

Mr. Ou published many research reports covering China stock market and listed companies, with a focus on analyzing the financial accounting reports of China's listed companies. Mr. Ou is an accredited PRC lawyer and received his Law Degree from the Sun Yat-Sen University, Guangzhou, China. Mr. Ou also graduated from Guangdong Communist Party Executive College and received a Master of Economics Degree.

MR. MIKE FEI, 38, joined PacificNet in 2004 as in-house Chief Legal Counsel for PacificNet's China Operations. Mr. Fei is a Member of the All-China Bar Association and holds a Master of Law degree from the University of New South Wales of Australia. Mr. Fei has 8 years of experience in the legal profession and dealt with more than 200 cases of litigation and arbitration which related to the issues of foreign investment, bankruptcy, merging, commercial contract and debt disputes.

MR. STAR MU, age 37, joined PacificNet in 2003 as Regional Manager, North China. Mr. Mu received his bachelor degree in Computer Science from the Northwestern Polytechnical University of China in 1992.

MISS. SHANNON LEE, age 29, joined PacificNet in 2005 as Vice President of China Investment of PacificNet. From 2003 to 2004, Miss Li served as a Project Manager (Investment) of Sun & Sun Capital Holdings Pte. Ltd., a leading Singapore-based investment bank focusing on IPO and investment banking services. Previously, Miss Li worked as the Executive Assistant to President at Linkhead (now 51% owned by PacificNet). Miss Li graduated with honors with a Bachelor of Science in Automobile Design and Manufacturing from Harbin Institute of Technology, China in 1998 and received the Master of Business Administration degree from the University of Nottingham, UK in 2003.

MR. JACOB LAKHANY, age 29, is the Director of Investor Relations and has been with PacificNet since 2003. Previously Mr. Lakhany was a Quality Assurance Supervisor for APAC Customer Service, a leading CRM call center services company listed on NASDAQ, where he gained experience in the outsourced telemarketing industry overseeing service quality and relationships with companies such as Citibank, Sears, Shell, Chase Manhattan, and Bank One. Mr. Lakhany attended Northern State University in Aberdeen, SD.

MR. SUPER YONGCHAO WANG, age 32, joined PacificNet as VP of VAS in 2005. Mr. Wang is also the President of Guangzhou 3G Information Technology Co., Ltd.
(GZ3G), a 51% owned subsidiary of PacificNet. Previously, Mr. Wang was the Deputy General Manager of Suntek Information (Listed on China's Shanghai stock exchange), the first private voice information IVR service provider in China. >From 1996 to 1999, Mr. Wang served as the Deputy General Manager of GD Suntek, managing 18 branches' operation nationwide. In 2000 Mr. Wang founded Guangzhou Sunroom Information Ltd. (GZ-Sunroom, subsidiary of GZ3G) focusing on wireless value-added services provision and was appointed CEO of the company. In the following two years, GZ-Sunroom worked with 27 branches of China Mobile successfully to launch its VAS and IVR business. GZ-Sunroom had become one of the largest mobile and telephone information service providers (SP) serving 26 provinces in China. Mr. Wang received the B.A in Business Administration from Jinan University in Guangzhou in 1994 and studied master course of Economics at Guangdong Academy of Sciences in 2002.

MR. TELLY WONG, age 44, joined PacificNet in 2003 as part of the Epro acquisition. Mr. Wong is the Managing Director and a co-founder of PacificNet Epro for the last 10 years, and is responsible for directing the overall business policies and strategies and overseeing the business development of Epro's overall call center and CRM services. Prior to Epro, Mr. Wong was the MIS Manager of Star Paging, one of the largest paging operation in Hong Kong. During his services with Star Paging, Mr. Wong was responsible for managing the entire management information system of the paging group. He was also a founder of Brightfair Technology Ltd which was incorporated in 1989 and mainly involved in paging system software design for carriers in the countries of South East Asia. Mr. Wong, holds a Master Degree in Business Administration,

MS. CAROL CHANG, age 43, joined PacificNet in 2003 as part of the Epro acquisition. Ms. Chang joined Epro in 1988 as Marketing Executive and was late promoted to Epro Telecom's General manager in 1994 and then to Chief Operating Officer for PacificNet Epro's call center operations. Ms. Chang is now mainly responsible for Hong Kong call center business operations. Ms. Chang holds a BSc Degree in Computer Science from the University of Texas at Austin, USA.

MS. JOYCE POON, age 40, joined PacificNet in 2003 as part of the Epro acquisition. Ms. Poon is the General Manager of PacificNet Epro responsible for the development and management of CRM consulting and training services in China. Mr. Poon has been with Epro since its founding in 1994, serving many key roles in customer service operations and business development. Her most recent role was, and continues to be, in charge of the Company's Training and Consulting Division she formed two years ago. The Division has enjoyed steady growth and has received high praises from some of the largest enterprise clients in China. Ms. Poon, General Manager, of PRC Business, holds a MBA Degree in Marketing.

MS. FIONA CHEUK, age 31, joined PacificNet Epro in 2004 as Marketing Manager. The major duty of Ms. Cheuk is to drive innovative and effective marketing strategy of exploring more business opportunities for the company. She also takes responsibility for delivering efficient marketing communications of raising brand awareness and revealing value differentiation of our products and services in the competitive market. Prior to joining Epro, Ms. Cheuk gained customer relationship management and marketing experiences while working at SmarTone Telecom (HKSE:0315.HK) and Cisco Systems. Ms. Cheuk holds a MBA Degree in Marketing from Western Sydney University.


COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that the following executive officers and directors failed to timely file Form 4's and 5's: Tony Tong failed to timely file Form 4's, one Form 4 reporting the exercise of a stock option and three Form 4's each reporting the grant of stock options; Victor Tong failed to timely file Form 4's, one Form 4 reporting the exercise of a stock option and four Form 4's each reporting the grant of stock options; Shaojian Wang failed to timely file Form 4's, two Form 4's each reporting the exercise of stock options and three Form 4's each reporting the grant of stock options; Michael Chun Ha failed to timely file Form 4's, one Form 4 reporting the exercise of an option and three Form 4's each reporting the grant of stock options; Peter Wang failed to timely file three Form 4's each reporting the grant of stock options; Jeremy Goodwin failed to timely file three Form 4's each reporting the grant of stock options and Tao Jin failed to timely file three Form 4's each reporting the grant of stock options.

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

The board of directors has established an audit committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Peter Wang, Jeremy Goodwin and Tao Jin, each of whom are considered "independent" under the NASDAQ National Market listing standards currently in effect.

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

------------------------- ------------- ------------------------------------ -------------------------------------------
                                                Annual Compensation                 Long Term Compensation Awards
------------------------- ------------- ------------------------------------ -------------------------------------------
         Name /           Fiscal Year   Salary ($)  Bonus ($)    Other ($)      Restricted        Stock       All Other
   Principal Position                                                        Stock Award ($)     Options      Comp. ($)
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ ------------
Tony Tong, CEO            2005            $70,000           -        -               -            66,000     $8,000
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ ------------
                          2004            $70,000           -   $24,000 (1)          -            65,000     $4,000
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ ------------
                          2003           $100,000           -        -                           120,000     $3,000
------------------------- ------------- ----------- ----------- ------------ ----------------- ------------ ------------

------------------
(1) This amount represents a housing allowance.
(2) Represents medical and life insurance premiums paid by the Company. Mr. Tong has no arrangement to receive any cash surrender amount under the life insurance policy.

OPTION GRANTS DURING FISCAL YEAR 2005 (INDIVIDUAL GRANTS)

The following table sets forth certain information with respect to stock option grants to our named executive officers during the fiscal year ended December 31, 2005.

------------------------------------------------------------------------------------------- -------------------------------
                                                                                            Potential  Realizable Value at
                                                                                            Assumed  Rates of Stock  Price
                                                                                            Appreciation for Option Term(3)
------------------------------------------------------------------------------------------- -------------------------------
                       Options       %  of  Total   Options  Exercise
                       Granted to Employees or Expiration
Name                   Granted (1)   in 2005  (2)            Base Price  Date               5%             10%
---------------------- ------------- ----------------------- ----------- ------------------ -------------- ----------------
Tony Tong, CEO         66,000        9.7%                    $6.50       July 26, 2009      $ 521,452      $ 628,099
---------------------- ------------- ----------------------- ----------- ------------------ -------------- ----------------

(1) All options were granted pursuant to our 1999 Stock Plan and as amended in 2002 and 2003. The options have a ten-year term and vest and become exercisable over four years. In the event of a change in control of the Company, the options will be substituted by the successor corporation or will fully vest and become exercisable for a period of fifteen days.

(2) Based on an aggregate of 2,000,000 shares subject to options granted to our employees in 2005.

(3) Potential realizable values are computed by (a) multiplying the number of shares of Common Stock subject to a given option by the exercise price, (b) assuming that the aggregate stock value from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire four-year term of the option and (c) subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future Common Stock prices.

OPTION EXERCISE AND VALUES

Aggregated Option Exercises During Fiscal Year 2005 and Fiscal Year-End Option Values.

The following table sets forth information for our executive officers relating to the number and value of securities underlying exercisable and unexercisable options they held at December 31, 2005 and sets forth the number of shares of Common Stock acquired and the value realized upon exercise of stock options held as of December 31, 2005 by our named executive officers.

-------------------------- --------------- ------------- ------------------------------------- ----------------------------------
                               Shares
                             Acquired On       Value        No. of Securities Underlying        Value ($) of Unexercised In-the-
          Name                 Exercise     Realized (1)    Unexercised Options At 12/31/05       Money Options At 12/31/05 (2)
-------------------------- --------------- ------------- ----------------- ------------------- ----------------- ----------------
                                                           Exercisable       Unexercisable       Exercisable      Unexercisable
-------------------------- --------------- ------------- ----------------- ------------------- ----------------- ----------------
Tony Tong, CEO                 6,000         $29,700         145,000             66,000            $677,650          $12,120
-------------------------- --------------- ------------- ----------------- ------------------- ----------------- ----------------

(1) The "Value Realized" is based on the closing price of our Common Stock as quoted on NASDAQ on the date of exercise, minus the per share exercise price, multiplied by the number of shares issued upon exercise of the option.

(2) The value of unexercised in-the-money options is calculated based on the difference between the closing price of $6.77 per share as quoted on NASDAQ on December 31, 2005, and the exercise price for the shares, multiplied by the number of shares underlying the option. The actual value of unexercised options fluctuate depending on the price of our Common Stock.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 31, 2006 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

----------------------------------------------------------------- -------------------------- -----------------------
                                                                   NUMBER OF SHARES STOCK      % OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                                BENEFICIALLY OWNED(1)      BENEFICIALLY OWNED
----------------------------------------------------------------- -------------------------- -----------------------
Sino Mart Management Ltd. (2)                                             1,835,160                  13.86%
c/o ChoSam Tong
16E, Mei On Industrial Bldg.
17 Kung Yip Street, Kwai Chung, NT, Hong Kong
----------------------------------------------------------------- -------------------------- -----------------------
ChoSam Tong (3)
16E, Mei On Industrial Bldg.
17 Kung Yip Street, Kwai Chung, NT, Hong Kong                             1,839,160                  13.89%
----------------------------------------------------------------- -------------------------- -----------------------
Kin Shing Li (4)
Rm. 3813, Hong Kong Plaza
188 Connaught Road West, Hong Kong                                        1,150,000                   8.69%
----------------------------------------------------------------- -------------------------- -----------------------
Tony Tong (5)                                                               347,391                   2.62%
----------------------------------------------------------------- -------------------------- -----------------------
Victor Tong (6)                                                             175,400                   1.32%
----------------------------------------------------------------- -------------------------- -----------------------
ShaoJian (Sean) Wang (7)                                                     88,000                    *
----------------------------------------------------------------- -------------------------- -----------------------
Peter Wang (8)                                                               11,000                    *
----------------------------------------------------------------- -------------------------- -----------------------
Michael Chun Ha (9)                                                          31,000                    *
----------------------------------------------------------------- -------------------------- -----------------------
Tao Jin (10)                                                                  6,000                    *
----------------------------------------------------------------- -------------------------- -----------------------
Jeremy Goodwin (11)                                                           6,000                    *
----------------------------------------------------------------- -------------------------- -----------------------
All directors and officers as a group (7 persons)                           664,791                   5.02%
----------------------------------------------------------------- -------------------------- -----------------------

     *    Less than one percent.

     ** The address for each beneficial owner not otherwise specified is: c/o PacificNet Inc., 860 Blue Gentian Rd., Suite 360, Eagan, MN 55121. USA.

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.
     (2) Sino Mart Management Ltd. is owned by Mr. ChoSam Tong, the father of Messrs. Tony Tong and Victor Tong.
     (3) Includes shares of common stock of Sino Mart Management Ltd., which is owned by Mr. ChoSamTong.
     (4) Information obtained from the Schedule 13D/A filed by Mr. Kin Shing Li on October 14, 2003.
     (5) Includes Currently Exercisable Options to acquire 163,000 shares of common stock.
     (6) Includes Currently Exercisable Options to acquire 153,000 shares of common stock.
     (7) Includes 69,000 shares issuable upon exercise of Currently Exercisable Options.
     (8) Represents shares issuable upon exercise of Currently Exercisable Options.
     (9) Includes 6,000 shares issuable upon exercise of Currently Exercisable Options.
     (10) Represents shares issuable upon exercise of Currently Exercisable Options.
     (11) Represents shares issuable upon exercise of Currently Exercisable Options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
2.1             Share Exchange Agreement by and among Davin Enterprises, Inc.,
                Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                December 15, 1997. (1)
2.2             Share Exchange Agreement dated February 17, 2000, between
                Registrant and holders of membership interests in PacificNet.com
                LLC.(2)
2.3             Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
                PacificNet.com LLC. (2)
2.4             Agreement dated September 30, 2000, among the Company and the
                "Purchasers" named therein. (3)
2.5             Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6             Deed of Waiver, dated October 3, 2000, by Creative Master
                Limited in favor of the Company. (3)
3.1             Certificate of Incorporation, as amended. (4)
3.2             Form of Amended By Laws of the Company. (4) Specimen Stock
                Certificate of the Company.
4.1             Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2             Form of Common Stock Warrant issued to each of the purchasers
                (5)
4.3             Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4             Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5             Securities Purchase Agreement, dated February 28, 2006, among
                PacificNet Inc. and the Holders identified therein (12)
4.6             Form of Variable Rate Convertible Debenture due March 2009
                issued to each of the Holders (12)
4.7             Form of Common Stock Purchase Warrant issued to each of the holders (12)
10.1            Form of Indemnification Agreement with officers and directors.
                (1)
10.2            Amendment to 1998 Stock Option Plan. (8)
10.3            Form of Notice of Stock Option Grant and Stock Option Agreement
                under the 1998 Stock Option Plan. (2)
10.4            Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6            Sub-Lease Agreement dated August 30, 2002.(8)
10.7            Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8            Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9            Securities Purchase Agreement, dated as of December 9, 2004, among PacificNetInc. and the purchasers identified therein (10)
10.10           Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11           Agreement for the Sale and Purchase of Shares in Shanghai
                Classic Group Limited (4)
10.12           Agreement for the Sale and Purchase of Shares of Cheer Era
                Limited (11)
10.13           Agreement for the Sale and Purchase of Shares in Pacific
                Smartime Solutions Limited
10.14+          Agreement for the Sale and Purchase of Shares in Guangzhou
                Clickcom Digit-net Science and Technology Ltd
10.15+          PacificNet Inc. 2005 Stock Option Plan
10.16+          Agreement for the Sale and Purchase of Shares in GuangZhou 3G
                Information Technology Co., Ltd.
10.17           Agreements of Consulting, Pledge, and Power of Attorney of
                Clickcom and Sunroom
10.18           Agreement for the Sale and Purchase of Shares in Lion Zone
                Holdings (13)
14              Code of Ethics (9)
21               List of Subsidiaries (Included in Exhibit 99.1)
23.1+           Consent of Clancy & Co. P.L.L.C

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
99.1+           Corporate structure chart of our corporate and share ownership structure
99.2            Subscription Agreement by and between the Company and Sino Mart
                Management Ltd., dated as of December 9, 2001 (6)
99.3            19.9% Private Placement Agreement and Amendments between Ho
                Shu-Jen and PacificNet.com Inc. (7)

----------------

+    Filed herewith.
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)  Incorporated by reference to the Company's Form 8-K filed on August 11,
     2000.
(3)  Incorporated by reference to the Company's Form 8-K filed on October 17,
     2000.
(4) Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5) Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6)  Incorporated by reference to the Company's Form 8-K filed on March 20,
     2002.
(7) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)  Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9) Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10) Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11) Incorporated by reference to the Company's Form 8-K filed on April 19,
     2004.
(12) Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(13) Incorporated by reference to the Company's Form 8-K filed on December 20, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended December 31, 2005 and 2004 and 2003,, our principal independent auditor was Clancy and Co., P.L.L.C. and its Hong Kong affiliate HLB Hodgson Impey Cheng (collectively, "Clancy".) The following is a summary of the services provided and fees billed to us by Clancy

AUDIT FEES

The aggregate fees billed by Clancy for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2005 and 2004 were $182,400 and $82,060, respectively.

AUDIT RELATED FEES - NONE

TAX FEES - NONE

ALL OTHER FEES - NONE

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


                                                  PACIFICNET INC.

Date: April 28, 2006                              BY:  /S/ TONY TONG
                                                  -----------------------------
                                                  Tony Tong
                                                  Chief Executive Officer
                                                  Principal Executive Officer)

Date: April 28, 2006                              BY:  /S/ SHAO JIAN WANG
                                                  -----------------------------
                                                  Shao Jian Wang
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       TITLE                                 DATE
----                       -----                                 ----

/s/ TONY TONG              Director, Chairman and CEO            April 28, 2006
-----------------------
Tony Tong

/s/ VICTOR TONG            Director, President and Secretary     April 28, 2006
-----------------------
Victor Tong

/s/ SHAO JIAN WANG         Director and CFO                      April 28, 2006
-----------------------
Shao Jian Wang

/s/ PETER WANG             Director                              April 28, 2006
-----------------------
Peter Wang

/s/ MICHAEL CHUN HA        Director                              April 28, 2006
-----------------------
Michael Chun Ha

/s/ TAO JIN                Director                              April 28, 2006
-----------------------
Tao Jin

/s/ JEREMY GOODWIN         Director                              April 28, 2006
-----------------------
Jeremy Goodwin

INDEX TO EXHIBITS

                                    EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
2.1             Share Exchange Agreement by and among Davin Enterprises, Inc.,
                Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated
                December 15, 1997. (1)
2.2             Share Exchange Agreement dated February 17, 2000, between
                Registrant and holders of membership interests in PacificNet.com
                LLC.(2)
2.3             Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in
                PacificNet.com LLC. (2)
2.4             Agreement dated September 30, 2000, among the Company and the
                "Purchasers" named therein. (3)
2.5             Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6             Deed of Waiver, dated October 3, 2000, by Creative Master
                Limited in favor of the Company. (3)
3.1             Certificate of Incorporation, as amended. (4)
3.2             Form of Amended By Laws of the Company. (4) Specimen Stock
                Certificate of the Company.
4.1             Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2             Form of Common Stock Warrant issued to each of the purchasers
                (5)
4.3             Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4             Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5             Securities Purchase Agreement, dated February 28, 2006, among
                PacificNet Inc. and the Holders identified therein (12)
4.6             Form of Variable Rate Convertible Debenture due March 2009
                issued to each of the Holders (12)
4.7             Form of Common Stock Purchase Warrant issued to each of the holders (12)
10.1            Form of Indemnification Agreement with officers and directors.
                (1)
10.2            Amendment to 1998 Stock Option Plan. (8)
10.3            Form of Notice of Stock Option Grant and Stock Option Agreement
                under the 1998 Stock Option Plan. (2)
10.4            Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6            Sub-Lease Agreement dated August 30, 2002.(8)
10.7            Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8            Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9            Securities Purchase Agreement, dated as of December 9, 2004, among PacificNetInc. and the purchasers identified therein (10)
10.10           Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11           Agreement for the Sale and Purchase of Shares in Shanghai
                Classic Group Limited (4)
10.12           Agreement for the Sale and Purchase of Shares of Cheer Era
                Limited (11)
10.13           Agreement for the Sale and Purchase of Shares in Pacific
                Smartime Solutions Limited
10.14+          Agreement for the Sale and Purchase of Shares in Guangzhou
                Clickcom Digit-net Science and Technology Ltd
10.15+          PacificNet Inc. 2005 Stock Option Plan
10.16+          Agreement for the Sale and Purchase of Shares in GuangZhou 3G
                Information Technology Co., Ltd.
10.17           Agreements of Consulting, Pledge, and Power of Attorney of
                Clickcom and Sunroom
10.18           Agreement for the Sale and Purchase of Shares in Lion Zone
                Holdings (13)
14              Code of Ethics (9)
21              List of Subsidiaries (Included in Exhibit 99.1)
23.1+           Consent of Clancy & Co. P.L.L.C

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
99.1+           Corporate structure chart of our corporate and share ownership structure
99.2            Subscription Agreement by and between the Company and Sino Mart
                Management Ltd., dated as of December 9, 2001 (6)
99.3            19.9% Private Placement Agreement and Amendments between Ho
                Shu-Jen and PacificNet.com Inc. (7)

----------------

+    Filed herewith.
(1) Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)  Incorporated by reference to the Company's Form 8-K filed on August 11,
     2000.
(3)  Incorporated by reference to the Company's Form 8-K filed on October 17,
     2000.
(4) Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5) Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6)  Incorporated by reference to the Company's Form 8-K filed on March 20,
     2002.
(7) Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)  Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9) Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10) Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11) Incorporated by reference to the Company's Form 8-K filed on April 19,
     2004.
(12) Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(13) Incorporated by reference to the Company's Form 8-K filed on December 20, 2005

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets - As of December 31, 2005 and 2004              F-2
Consolidated Income Statements  - For the Years Ended
  December 31, 2005 and December 31, 2004                                   F-3
Consolidated Statements of Changes in Stockholders' Equity
  - For the Years Ended December 31, 2005 and December 31, 2004             F-4
Consolidated Statements of Cash Flows
  - For the Years Ended December 31, 2005 and December 31, 2004             F-5
Notes to Consolidated Financial Statements                                  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PacificNet Inc.:

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated income statements, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 17 to the consolidated financial statements, the 2004 income statement and statement of cash flows have been restated.


/s/ CLANCY AND CO, P.L.L.C.

CLANCY AND CO, P.L.L.C.
Scottsdale, Arizona

April 25, 2006

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)


                                                                                DECEMBER 31,      DECEMBER 31,
                                                                                    2005              2004
                                                                             ----------------   ----------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $          9,579   $          6,764
Restricted cash - pledged bank deposit                                                  1,652              3,501
Accounts receivables                                                                    5,998              5,644
Inventories                                                                             1,836              1,297
Loan receivable from related parties                                                    2,520                 --
Loan receivable from third parties                                                      1,572                 --
Other current assets                                                                    7,973              4,325
                                                                             ----------------   ----------------
Total Current Assets                                                                   31,130             21,531

Property and equipment, net                                                             4,300              1,118
Investments in affiliated companies and subsidiaries                                      410              1,063
Marketable equity securities - available for sale                                         539                 29
Goodwill                                                                               14,227              8,912
                                                                             ----------------   ----------------
TOTAL ASSETS                                                                 $         50,606   $         32,653
                                                                             ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit                                                                     1,060                651
Bank loans-current portion                                                                188              1,327
Capital lease obligations - current portion                                               126                 80
Accounts payable                                                                        3,186              3,150
Accrued expenses                                                                        4,620                128
Income  tax payable                                                                       296                 10
Subscription payable                                                                      775                 --
Loan payable to related party                                                             369                 --
                                                                             ----------------   ----------------
Total Current Liabilities                                                              10,620              5,346
                                                                             ----------------   ----------------
Long-term liabilities:
Bank loans - non current portion                                                            6                 69
Capital lease obligations - non curent portion                                             78                129
                                                                             ----------------   ----------------
Total long-term liabilities                                                                84                198
                                                                             ----------------   ----------------
Total liabilities                                                                      10,704              5,544
Minority interest in consolidated subsidiaries                                          8,714              2,396
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   Issued and outstanding - none                                                           --                 --
Common stock, par value $0.0001, Authorized - 125,000,000 shares
   Issued and outstanding:
     December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding
       December 31, 2004 - 10,627,737 shares issued, 9,791,583 outstanding                  1                  1
Treasury stock, at cost (2005: 1,169,663 shares; 2004: 836,154 shares)                   (119)              (104)
Additional paid-in capital                                                             57,690             53,916
Cumulative other comprehensive income (loss)                                              247                (24)
Accumulated deficit                                                                   (26,587)           (29,076)
Less stock subscription receivable                                                        (44)                 --
                                                                             ----------------   ----------------
Total Stockholders' Equity                                                             31,188             24,713
                                                                             ----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $         50,606   $         32,653
                                                                             ================   ================

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In thousands of United States dollars, except loss per share and share amounts)


                                                                                                     (RESTATED)
                                                                                      2005              2004
YEAR ENDED DECEMBER 31:                                                        ----------------   ----------------
Revenues                                                                        $         44,341  $         29,709
  Services                                                                                20,994            10,222
  Product sales                                                                           23,347            19,487
                                                                                ----------------  ----------------
Cost of revenues                                                                         (33,439)          (24,074)
  Services                                                                               (12,540)           (6,507)
  Product sales                                                                          (20,899)          (17,567)
                                                                                ----------------  ----------------
Gross margin                                                                              10,902             5,635

Selling, general and administrative expenses                                              (5,811)           (3,435)
Depreciation and amortization                                                               (293)              (78)
Interest expense                                                                            (229)             (185)
                                                                                ----------------  ----------------
EARNINGS / (LOSS) FROM OPERATIONS                                                          4,569             1,937

Interest income                                                                              246                79
Sundry income                                                                                830               422
                                                                                ----------------  ----------------
Earnings before Income Taxes, Minority Interest and Discontinued Operations                5,645             2,438

Provision for income taxes(1)                                                               (222)              (30)
Share of profit of associated companies                                                       (8)               32
Minority interests                                                                        (2,926)           (1,623)
                                                                                ----------------  ----------------
Earnings before Discontinued Operations                                                    2,489               817
                                                                                ----------------  ----------------
LOSS FROM DISCONTINUED OPERATIONS                                                             --               (43)

Net Earnings Available to Common Stockholders                                   $          2,489  $            774
                                                                                ================  ================
BASIC EARNINGS / (LOSS) PER COMMON SHARE:
Earnings from continuing operations                                             $           0.25  $           0.11
Earnings from discontinued operations                                                         --                --
                                                                                ----------------  ----------------
Net earnings                                                                    $           0.25  $           0.11
                                                                                ================  ================

DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations                                             $           0.23  $           0.09
Earnings from discontinued operations                                                         --                --
                                                                                ----------------  ----------------
Net earnings                                                                    $           0.23  $           0.09

                                                                                ================  ================

        The accompanying notes are an integral part of these consolidated financial statements.

___________________

(1) Income taxes of $66,000, $110,000, $20,000 and $26,000 generated from the
Company's four business units: (1) CRM Outsourcing Services, (2) Value Added Services (VAS), (3) Telecom Distribution Services and (4) Other Business.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       CUMULATIVE
                                                                                          OTHER
                                                             ADDITIONAL  STOCK         COMPREHENSIVE                        TOTAL
                                      PREFERRED  COMMON     PAID-IN    SUBSCRIPTION    INCOME    ACCUMULATED  TREASURY STOCKHOLDERS'
                                        STOCK    STOCK      CAPITAL    RECEIVABLE      /(LOSS)    DEFICIT      STOCK      EQUITY
                                      --------  --------    --------   ------------  --------    --------    --------    --------

BALANCE AT DECEMBER 31, 2003
(5,363,977 SHARES)                          --  $      1    $ 31,790                  ($    24)   ($29,850)   ($     5)   $  1,912

COMPREHENSIVE EARNINGS:
Net earnings                                --        --          --                        --         774                     774
                                                                                                                          --------
TOTAL COMPREHENSIVE EARNINGS:                                                                                                  774

Issuance of common stock for
  acquisition of subsidiaries
  (1,756,240 shares)                        --        --       8,866                        --          --                   8,866
Proceeds from the sale of common
  stock, net of related costs
  (2,205,697, shares)                       --        --      11,773                        --          --                  11,773
Issuance of common stock for
  acquisition of Cheer Era
  (149,459 shares)                          --        --         771                        --          --                     771
Repurchase of common shares
  (less 36,154 shares)                                                                                       (     99)   (     99)
Exercise of stock options and
warrants for cash (352,364 shares)                               716                                                           716
                                      --------  --------    --------   ------------  ----------   ---------   ---------   ----------
BALANCE AT DECEMBER 31, 2004
  (9,791,583 SHARES)                        --  $      1    $ 53,916                  ($    24)   ($29,076)   ($   104)   $ 24,713

COMPREHENSIVE EARNINGS:

Net earnings                                --        --          --                        --       2,489                   2,489
Cumulative Other Comprehensive gain                                                        271                                 271
                                                                                                                          --------
   Total comprehensive earnings                                                                                              2,760
                                                                                                                          =========
Issuance of common stock for
  acquisition of subsidiaries
  (515,900 shares)                          --        --       3,971                        --          --                   3,971
Issuance of common stock (20,000 shares)
  for services                                                   63                                                             63
PIPE related
  Expenses                                  --        --       (547)                                                         (547)
Repurchase of common shares for
  acquisition of Cheer Era
  (less 149,459 shares)                     --        --        (771)                                                         (771)
Cancellation of common shares
  (less 45,000 shares)                      --        --          --                        --          --          --          --
Repurchase of common shares
  (less 2,000 shares)                       --                                                                     (15)        (15)
Exercise of stock options and
  warrants for cash
  (700,000 shares)                          --                 1,058                                                          1,058
Less stock subscription receivable                                            (44)                                              (44)
                                      --------  --------    --------   ------------  ----------   ---------   ---------   ----------
BALANCE AT DECEMBER 31, 2005
  (10,831,024 SHARES)                       --  $      1    $ 57,690   $      (44)    $    247    ($26,587)   ($   119)   $  31,188
                                      ========  ========    ========   ============  ==========   =========   =========   =========





PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except loss per share and share amounts)

                                                                                                         (RESTATED)
                                                                                       2005                 2004
                                                                                  ---------------     ---------------

Cash Flows from operating activities
Net earnings                                                                      $         2,489     $           774
Adjustment to reconcile net earnings to net cash provided by (used in)
operating activities:
Equity loss (earnings) of associated company                                                    8                 (32)
Common stock issued for services rendered                                                      63                  --
Unrealized exchange gain due to foreign currency translation                                 (271)                 --
Minority Interest                                                                           2,926               1,623
Unrealized losses on marketable equity securities                                              11                  17
Depreciation and amortization                                                               1,126                  78
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
   Accounts receivable and other current assets                                             2,732              (3,584)
   Inventories                                                                               (539)             (1,221)
   Accounts payable and other accrued expenses                                             (3,880)             (2,069)
                                                                                  ---------------     ---------------
Net cash provided by (used in) operating activities                                         4,665              (4,414)
                                                                                  ---------------     ---------------
Cash flows from investing activities

DECREASE IN RESTRICTED CASH                                                                 1,849              (3,289)
Increase in purchase of marketable securities                                                (521)                (46)
Acquisition of property and equipment                                                      (2,252)               (206)
Acquisition of subsidiaries and affiliated companies                                       (1,183)               (724)
                                                                                  ---------------     ---------------
Net cash used in investing activities                                                      (2,107)             (4,265)
                                                                                  ---------------     ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in loan receivables                                                                2,753                  --
Increase in loans receivable from related party                                            (2,520)                 --
Increase in loan payable to related party                                                     369
Advances (repayments) under bank line of credit                                               409                (548)
Advances under bank loan                                                                   (1,201)               (130)
Advances (repayments) of amount borrowed under capital lease obligations                       (5)                (92)
Proceeds from sale of common stock                                                             --              11,773
Repurchase of treasury shares                                                                 (15)                (99)
Proceeds from exercise of stock options and warrants                                        1,014                 716
Payment of certain PIPE related expenses                                                     (547)                 --
                                                                                  ---------------     ---------------
Net cash provided by financing activities                                                     257              11,620
                                                                                  ---------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENT                                                    2,815               2,941
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                6,764               3,823
                                                                                  ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $         9,579     $         6,764
                                                                                  ===============     ===============

CASH PAID (RECEIVED) FOR:
  Interest                                                                           $        229      $            20
  Income taxes                                                                       $        (53)     $           20-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered
Issuance of option shares through increase in subscription receivable                $         44                 --
Investment in subsidiary acquired through issuance of subscriptions payable          $        775                  --
Repurchase of shares issued to Cheer Era                                             $        771                  --
Investments in subsidiaries acquired through the issuance of common stock            $      3,971     $         9,637

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was originally incorporated in the State of Delaware on April 8, 1987. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS) and communication products distribution services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which is comprised of interactive voice response (IVR) systems, call center management systems, and voice over Internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). The Company's operations are primarily targeted in the China and Hong Kong market.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
-----------------------------------------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions. Goodwill is recorded for the excess of the fair value of the newly consolidated assets and the reported amount of assets transferred by the primary beneficiary to the VIE over the sum of the fair value of the consideration paid, the reported amount of any previously held interests, and the fair value of the newly consolidated liabilities and non-controlling interests are allocated and reported as a pro rata adjustment of the amounts that would have been assigned to all of the newly consolidated assets as if the initial consolidation had resulted from a business combination.

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

o carrying amounts of the VIE are consolidated into the financial statements of PacificNet as the primary beneficiary (referred as "Primary Beneficiary" or "PB");
o intercompany transactions and balances, such as revenue and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and
o because there is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest.

PRC laws and regulations restrict us, as a foreign entity, from having a direct controlling interest in entities such as Guangzhou Dianxun Co., Ltd.(Dianxun-DE) and Guangzhou Sunroom Information Industry Co., Ltd.(Sunroom-DE) that hold operating licenses to engage in domestic telecom value-added services and online ecommerce in China. As a result, we conduct substantially all of our operations through Guangzhou Clickcom Digit-net Science(WOFE)and Technology Ltd. and Guangzhou 3G Information Technology Co., Ltd.(WOFE)We own 51% of the shares in each of the WOFEs and each WOFE signed Consulting and Services Agreements with Dianxun-DE and Sunroom-DE (the entities that actually carry out the operating activities). These agreements provide that all of the DE profits willflow through to the respective WOFEs. Pursuant to these agreements, the Company guarantee any obligations undertaken by these companies under their contractual agreements with third parties, and the Company is entitled to receive service fees in an amount equal to 51% of the net income of these companies. Accordingly, we bear the risks of, and enjoy the rewards associated with, the investments in the WOFEs.

The operations of DEs are managed by their original management teams, however, the Company has the power to appoint or change directors and senior management because it indirectly ultimately controls the voting power of the shareholders of each DE through the Power of Attorney given to PacificNet's President according to the operating agreements between the DEs and WOFEs. Pursuant to the Consulting and Service Agreements signed between each WOFE and their respective DE, the WOFE ("Party A") agrees to be the exclusive provider of telecom consulting services to the DE ("Party B"). During the term of the agreement, Party B shall not accept technical and consulting services provided by any third party. Party B agrees to pay a fee to Party A equal to 100% of its monthly net income for the services provided. Payment of the service fees has been secured through a share pledge agreement with the shareholders of each of the DEs, whereby they pledged all of their shares to the respective WOFE. Further,

(1) Each of the DEs, by design, is thinly capitalized because a substantial portion of PacificNet's invested amounts or consideration were paid or payable directly to previous owners of Sunroom-DE and Dianxun-DE for entering into the acquisition transactions while none of the investment consideration was injected into the DEs. Therefore, additional funding from PacificNet is needed to support the DEs' business development and working capital.

(2) Fees from Service Contracts are substantial, but are not commensurate with the level of service provided by the WOFEs to the DEs. The contractual and funding arrangements with the DEs evidence that PacificNet has closely participated in the majority of the DEs' economics. PacificNet is the primary beneficiary through its WOFE subsidiaries since PacificNet is the only enterprise with a sufficiently large interest in the VIEs. In compliance with PRC's foreign investment restrictions on Internet Content Provider and Value Added Telecom Services Provider's laws and regulations, the Company conducts all of its value-added services for telecom in China via the following significant domestic VIEs below. The respective management agreements between the VIE's and WOFE's create a variable interest and accordingly, these twoVIEs are consolidated as VIE through their respective WOFEs from the date of acquisition.

The following is a summary of all the VIEs of the Company:

o GuangZhou DianXun Company Limited (the "Dianxun-VIE"), a China company controlled through business agreement. Through Dianxun-VIE, a variable interest entity, PacificNet is able to provide indirectly to China's telecom operators, a wide variety of wireless Internet services for mobile phones, such as SMS, Wireless Application Protocol, or WAP, which allows users to access information instantly via handheld wireless devices, and Java mobile applications. The business of the VIE is managed by their original management teams. Clickcom VIE is owned by Zhang Ming, CEO 60%, Lai Jinnan, COO 30%, Liu Dong, CTO 10% of the Company. The adjusted registered capital of the VIE is $125,000 (the original registered capital of Dianxun-VIE was approx. US$1.25m but was adjusted down to reflect the fair value of NAV at time of acquisition, please see risk factor section in relation to insufficient registered capital). The VIE's board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE. It however has the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE. As at the December 31, 2005, Dianxun-VIE's revenue and net earnings accounted for approximately 1.5% and 5.6% of our consolidated revenue and net earnings before minority interests respectively.

o Guangzhou Sunroom Information Industrial Co., Ltd. ("Sunroom-VIE"), a PRC registered domestic enterprise, controlled by PacificNet through a series of contractual agreements. It is responsible for VAS in China under its ICP and VAS licenses. It is 31% owned by Mr. Wang Yongchao
         (CEO), 41.4% owned by Mr. Liao Mengjiang (COO) and 27.6% owned by non-participating shareholder, Mr. Sun Zhengquan. The registered capital of the VIE Company is $4.0 million. Sunroom-VIE is required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. As of December 31, 2005, Sunroom-VIE's revenue and net loss accounted for approximately 11% and -1.2% of our consolidated revenue and net earnings before minority interests, respectively.

The initial capital investments in these VIEs were not funded by us but we have provided loans to these VIEs to fund their R&D and expansion plans and therefore no goodwill was generated from the consolidation of the VIEs. As of December 31, 2005, the amount of loans to Clickcom VIE and Sunroom VIE were approximately US$256,000 (low interest at 2%) and US$250,000 (interest free) respectively. None of the VIEs' assets were collateralized for our loans. Given the fact that we do not have direct ownership interests in these VIEs, the creditors of these VIEs will not have recourse to the general credit of our group being the primary beneficiary.

Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of the outstanding loans. All voting rights of the VIEs are then assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services.

BUSINESS COMBINATIONS
---------------------

The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management's estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

GOODWILL AND PURCHASED INTANGIBLE ASSETS
----------------------------------------

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries and VIEs. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

The Company applies the criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

We currently have seven reporting units: Lion Zone, Linkhead, EPRO, YueShen, Smartime/Soluteck, Clickcom-WOFE, and Guangzhou 3G-WOFE for the purpose of goodwill assessment. We determined our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. Excluding investment holding vehicles and self-developed units, reporting units only include those operating units that PacificNet holds 50% or more through acquisition and maintain effective control. Units such as PacificNet Solution, PacificNet Limited, and PacificNet Communication are 100% owned by PacificNet through self development and not through acquisition. Therefore, there is no goodwill allocation to these self-developed units.

We allocated goodwill amongst the reporting units based on the consideration paid in shares and cash minus the proportional share of the fair value of net assets and liabilities at the time of acquisition specific to each reporting unit. The fair value of each reporting unit represents the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties in an open marketplace. At the time of acquisition, the fair value of assets and liabilities was determined based on book value minus any potential write-down, if any.

The Company has one class of goodwill arising from business combination resulting from the acquisitions of our subsidiaries. The total carrying amount of goodwill recorded on the balance sheets at December 31, 2005 is $14,227,000 and the changes in the carrying amount of goodwill for the following reporting periods are summarized below:

                                                         Group 1.     Group 2.     Group 3.       Total
                                                       Outsourcing  Value-Added Distribution of
(US$000s)                                                Services    Services   Communications
                                                                                    Products
                                                        ----------   ----------    ----------   ----------

Balance as of December 31, 2003                         $      567   $     (147)   $       --   $      420
Goodwill acquired during the year                            2,976        4,416         1,100        8,492
Impairment losses                                               --           --            --           --
Goodwill written off related to sale of business unit           --           --            --           --
                                                        ----------   ----------    ----------   ----------
Balance as of December 31, 2004                              3,543        4,269         1,100        8,912
                                                        ==========   ==========    ==========   ==========
Goodwill acquired during the year                               --        5,315            --        5,315

Impairment losses                                               --           --            --           --

Goodwill written off related to sale of business unit           --           --            --           --
                                                        ----------   ----------    ----------   ----------
Balance as of December 31, 2005                              3,543   $    9,584    $    1,100   $   14,227
                                                        ==========   ==========    ==========   ==========

The Company assesses the need to record impairment losses on our goodwill assets at least annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment includes using a combination of qualitative, quantitative analyses such as DCF/PE multiples based on 5 year profit forecasts, and published comparables, where applicable. The Company concluded that there have been no material adverse changes on the operating environments during the reporting periods that would have otherwise affected the carrying value of the goodwill. In addition, there has been no disposal of any reporting subsidiaries and, as a result, no gain or loss is recognized during those reporting periods.

The following table summarizes goodwill from the Company's acquisitions during 2005 and 2004:


(USD000s)                         December 31, 2005         December 31, 2004
---------                         -----------------         -----------------
Epro                                         $3,310                    $3,310
----                                         ------                    ------
Linkhead                                      4,269                     4,269
--------                                      -----                     -----
Yueshen                                       1,100                     1,100
-------                                       -----                     -----
Smartime (Soluteck)                             233                       233
-------------------                             ---                       ---
Clickcom                                        391                         -
--------                                        ---                         -
GZ3G (Sunroom)                                4,042                         -
--------------                                -----                         -
Lion Zone (ChinaGoHi)                           882                         -
                                           --------                  --------
Total                                      $ 14,227                  $  8,912
-----                                      ========                  ========
                                      F-9

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

This impairment analysis is performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

INVESTMENTS IN AFFILIATED COMPANIES
-----------------------------------

The Company's investments in affiliated companies for which its ownership exceeds 20%, but is not majority-owned or controlled, are accounted for using the equity method. The Company's investments in affiliated companies for which its ownership is less than 20% are accounted for using the cost method.

COMPREHENSIVE INCOME (LOSS)
---------------------------

Comprehensive income (loss) consists of net earnings and other gains (losses) affecting stockholders' equity that, under generally accepted accounting principles are excluded from net earnings in accordance with Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income.

REVENUE RECOGNITION
-------------------

Revenues are derived from the following categories as classified by our operating segments (see Note 15): (1) outsourcing services including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services; (2) Value-Added Telecom Services (VAS) including Content Providing (CP), Interactive Voice Response (IVR), Platform Providing (PP) and Service Providing (SP); and (3) Communication Products Distribution Services, including calling cards, GSM/ CDMA/ XiaoLingTong products, and multimedia self-service kiosks.

Revenues from outsourcing services are recognized when the services are rendered. Revenue from license agreements is recognized when a signed non-cancelable software license exists, delivery has occurred, the Company's fee is fixed or determinable, and collectibility is probable at the date of sale. Revenue from software development services are recognized when the customer accepts the installation and no significant modification or customization work is involved, in accordance with SOP 97-2 "Software Revenue Recognition." Revenue from support services such as consulting, implementation and training services is recognized when the services are performed, collectibility is probable and such revenue is contractually nonrefundable.

Revenues from value-added telecom services are derived principally from providing mobile phone users with short messaging service ("SMS"), multimedia messaging service ("MMS"), color ring back tone ("CRBT"), wireless application protocol ("WAP") and interactive voice response system ("IVR"). These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. These revenues from are charged on a monthly or per-usage basis and are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. In accordance with EITF No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent," revenues are recorded on a gross basis when the Company is considered the primary obligor to the VAS users. Under the gross method, the amounts billed to VAS users are recognized as revenues and the fees charged or retained by the third-party operators are recognized as cost of revenues.

Revenue from the sale of products and systems is recognized when the product and system is completed, shipped, and the risks and rewards of ownership have transferred.

Revenues from the distribution of all types of calling cards and product sales is recognized in accordance with EITF No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent," where revenues are recorded on a gross basis when the Company is considered the primary obligor to the users, maintains an inventory of products before the products are ordered by customers, has latitude in establishing the pricing power of products, is subject to physical inventory loss risk, and has credit risk as it is responsible for collecting the sales price from the customer and is responsible for paying the supplier regardless of whether or not the sales price is fully collectible.

The effect of post-shipment/delivery obligations, such as customer acceptance, product returns, etc. on our revenue recognition policy is as follows: (a) there is no effect on outsourcing services as revenue is recognized as the services are performed; however product sale revenue is recognized when contracts are approximately 80% completed for revenue recognition and fully when the customer signs the UAT, (i.e., "User Acceptance Form"); (b) there is no effect on value-added services revenue as the product sales mainly involve IVR hardware that are from mature and stable products of multi-national vendors and there have been minimal returns historically; and (c) there is no effect on communication products distribution since the transactions are conducted on cash basis and revenue is recognized at the time the sale is transacted.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. There is no allowance for doubtful accounts recorded at December 31, 2005 or 2004.

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

INVENTORIES
-----------

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or management estimates based on prevailing market conditions. The inventories consist of finished goods and represent telecommunication products such as mobile phone, rechargeable phone cards, smart chip, and interactive voice response cards.

INCOME TAXES
------------

Income taxes are accounted for using an asset and liability approach, which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence assessed using the criteria in SFAS No. 109, "Accounting for Income Taxes," will not more-likely-than-not be realized.

The Company records a valuation allowance for deferred tax assets, if any, based on estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would be reflected in income when those events occur.

RESEARCH AND DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE COSTS
-------------------------------------------------------------

Expenditures related to the research and development of new products and processes, including significant improvements and refinements to existing products are expensed as incurred, unless they are required to be capitalized.

Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the years ended December 31, 2005 and 2004, the Company did not capitalize any costs related to the purchase of software and related technologies and content. Research and development costs charged to operations for 2005 were approximately 182,400 (2004: $161,000).


EARNINGS PER SHARE (EPS)
------------------------

Basic and diluted earnings or loss per share {EPS} amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Dilutive earnings per share for 2005 exclude the potential dilutive effect of 473,456 warrants because their impact would be anti-dilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

                                                                    2005           2004
                                                                 ----------     ----------
Numerator: earnings                                              $    2,489     $      774
Denominator:
  Weighted-average shares used to compute basic EPS              10,154,271      7,268,374
  Dilutive potential from assumed exercise of stock options         489,552        157,585
  Dilutive potential from assumed exercise of stock warrants         57,388        816,037
                                                                 ----------      ---------
Weighted-average shares used to compute diluted EPS               10,701,211      8,241,996
                                                                 ==========     ==========

Basic earnings per common share:                                 $     0.25     $     0.11
                                                                 ==========     ==========
Diluted earnings per common share:                               $     0.23     $     0.09
                                                                 ==========     ==========

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

The Company's net earnings (loss) and net earnings (loss) per common share would have changed to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

                                                        2005            2004
                                                    -----------      ----------
     Net earnings/ (loss):
     As reported                                    $     2,489      $      774
     Stock-based compensation cost, net of tax           (3,300)         (1,188)
                                                        --------     ----------
     Pro forma                                             (811)           (414)

     Basic earnings/ (loss) per share:

     As reported                                    $      0.25      $     0.11

     Pro forma                                            (0.08)          (0.06)

     Diluted profit/ (loss) per share:
     As reported                                    $      0.23      $    (0.09)
     Pro forma                                      $     (0.08)     $    (0.05)

The fair value of options granted during 2005 and 2004, respectively was approximately $4.85 and $1.88 per option respectively based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of four and two years; b) expected volatility of 43.18% and 153.68%, c) dividend yield of 0% for both years; and d) a risk free interest rate of 5% and 3%.

ADVERTISING EXPENSES
--------------------

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under selling, general and administrative expenses, which amounted to $150,047 in 2005 (2004: $9,908).

CASH EQUIVALENTS
----------------

Cash and cash equivalents comprise cash at bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. Bank overdrafts that are repayable on demand and form an integral part of the PacificNet's cash management are also included as a component of cash and cash equivalents for the purpose of the cash flow statement. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

RELATED PARTY TRANSACTIONS
--------------------------

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See
Note 12)

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than a forced liquidation. Cash and cash equivalents, accounts receivable and payable, accrued expenses and other current liabilities are reported on the consolidated balance sheets at carrying value which approximates fair value due to the short-term maturities of these instruments. The Company does not have any off balance sheet financial instruments.

CONCENTRATION OF CREDIT RISK
-----------------------------
        CASH HELD IN BANKS. For those financial institutions that the Company maintains cash balances in the United States, the amounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

        GEOGRAPHIC RISK. All of the Company's revenues are derived in Asia and Greater China and its operations are governed by Chinese laws and regulations. The operations in China are carried out by the subsidiaries and VIEs. If the Company was unable to derive any revenue from Asia and Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

        SIGNIFICANT RELATIONSHIPS. A. substantial portion of the operations of the Company's VIEs (Dianxun-DE and Sunroom-DE) business operations depend on mobile telecommunications operators {operators) in China and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of the Company's revenue. The VIEs rely entirely on the networks and gateways of these operators to provide its wireless value-added services. Specifically these operators are the only entities in China that have platforms for wireless value-added services. The Company's agreements with these operators are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with the Company, it would severely affect the Company's ability to conduct its existing wireless value-added services business.

MARKETABLE EQUITY SECURITIES
----------------------------

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains or losses are charged to the income statement during the period in which the gain or loss is realized. Investments classified as available-for-sale securities include marketable equity securities of Unit Trust Funds and are based primarily on quoted market prices at December 31, 2005. The component costs of these securities are summarized as follows: cost of $567,000, gross unrealized losses of $28,000 and estimated fair value of $539,000. The acquisition of marketable securities and unrealized losses on marketable equity securities are recorded on consolidated statements of cash flows.

FOREIGN CURRENCY
------------------

The Company's reporting currency is the U.S. dollar. The Company's operations in China and Hong Kong use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders' equity. Net gains and losses resulting from foreign exchange transactions are included in General and Administrative Expenses an amount of US$76,000. During the year ended December 31, 2005, the foreign currency translation adjustments to the Company's comprehensive income was $271,000 and the currency translation gain was approximately $29,000, primarily as a result of the Chinese Renminbi appreciating against the U.S. dollar.

SEGMENT INFORMATION
-------------------

The Company determines and classified its operating segments in accordance with SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" based on the following considerations: (a) each of the Company's operating segments is a discrete business unit that earns revenue and incurs expenses; (b) the operating results are regularly reviewed by PacificNet's chief operating decision makers for the purposes of fine-tuning its strategies going forward, making resource allocation decisions such as whether further working capital advances are required and assessing individual performance; and (c) discrete financial information for each subsidiary within each operating segment is available. The chief operating decision makers are the Company's President and CEO and its Chairman, and their decisions are based on discussions with each segment's senior management and financial controllers regarding non-financial indicators such as customer satisfaction, loyalty and new marketplace competition as well as financial indicators such as internally generated financial statements, to assess overall financial performance.

RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------
The Financial Accounting Standards Board issued the following recent accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did impact the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies (small business issuers) for interim or annual periods beginning after December 15, 2005. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Company adopted the new standard as of January 1, 2006. Based on the Company's evaluation of the adoption of the new standard, the Company believes that it could have a significant impact to the Company's financial position and overall results of operations depending on the number of stock options granted in a given year.

2. BUSINESS ACQUISITIONS

During 2005 and 2004, PacificNet acquired various entities in accordance with the Company's strategy to grow via mergers and acquisitions. The entities acquired met various PacificNet acquisition criteria, which include reasonable expectations for positive earnings and cash flow within two years of acquisition and reputation for high quality and performance in the customer relationship management, brand name recognition, and well-established relationships with clients. Several factors contributed to the determination of the negotiated purchase price and deal structure. Among them were the value of assets acquired and liabilities assumed, historical EBITDA and projected EBITDA. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations

A summary of business acquisitions for the periods presented follows:


GUANGZHOU YUESHEN TAI YANG TECHNOLOGY LTD. ("YUESHEN")
------------------------------------------------------

On April 12, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest (the "Acquisition") in Guangzhou YueShen TaiYang Technology Limited, a newly formed telecommunication company located and incorporated in the People's Republic of China ("Yueshen"). The Company acquired the controlling interest in Yueshen through the purchase of 85 shares (representing 100% of the issued and outstanding shares, the "Shanghai Shares") of Shanghai Classic Group Limited, the beneficial owner of the 51% controlling interest in Yueshen. The consideration for the Acquisition was an aggregate value of approximately USD$1,196,143, which was paid in cash and shares of common stock of the Company (the "Common Stock"), and a warrant to purchase up to 50,000 shares of Common Stock. The consideration was paid as follows:

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

  (iv) A common stock purchase warrant to purchase 50,000 shares of PacificNet common stock, par value $0.0001 per share. The exercise price under this warrant shall be the 5-Day volume weighted average price of the common stock of PacificNet before the signing date of this Agreement, exercisable within 3 years from the date of issuance. The warrants are considered contingent consideration and have not been valued as the contingency has not been met. (See Note 5)

The cash portion of the purchase price for the Acquisition was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets                                              $   211,886
Property Plant and equipment                                     38,917
Goodwill                                                      1,100,585
                                                            -----------
Total Assets Acquired                                         1,351,388
Current Liabilities assumed                                    (155,245)
                                                            -----------
Net assets acquired                                         $ 1,196,143
                                                            ===========

As of December 31, 2004 and 2005, Goodwill of $1,100,585 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The total amount of goodwill by reportable segment Communications Distribution Business was $1,100,585 (see Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for the Yueshen acquisition was based on management's estimates and its overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Yueshen. Accordingly, the operating results of Yueshen have been consolidated with those of the Company starting April 12, 2004. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration was considered contingent consideration for the purpose of 2004 Form 10KSB, which did not become certain until the audited combined after-tax profit of US$224,000 for 15 months ended March 31, 2005 became available.

UNAUDITED PROFORMA CONSOLIDATED FINANCIAL INFORMATION
DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following un-audited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

                                                       Year ended December 31
                                                        2005              2004
                                                    (UN-AUDITED AND IN THOUSANDS
                                                           OF U.S. DOLLARS)
                                                    ----------------------------
Revenue                                                    Fully     $   12,547
Net earnings attributable to shareholders           consolidated            182
Earnings per share - basic (cents)                                         0.02
Earnings per share - diluted (cents)                     In 2005           0.02

PacificNet included the financial results of the subsidiary in its consolidated 2005 financial results and from the date of the acquisition, April 12, 2004 through December 31, 2004.

PACIFIC SMARTIME SOLUTIONS LIMITED ("SMARTIME")
-----------------------------------------------

On September 15, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest (the "Acquisition") in Soluteck Technology (Shenzhen) Company Limited, a corporation incorporated in Shenzhen, China ("Soluteck"). The Company acquired the controlling interest in Soluteck through the purchase of 630 shares (the "Shares") of Pacific Smartime Solutions Limited ("Smartime"), the beneficial owner of an 81% controlling interest in Soluteck, from the shareholders of Smartime. The consideration for the Acquisition was payable as follows:

         (i) USD$500,000, payable in shares of common stock of the Company (the "Common Stock"), equivalent to 100,000 restricted shares (the "Shares") of Common Stock, based on a fair market value of $5.00, deliverable within 30 days of signing the Agreement. All of the Shares deliverable to the Shareholders are being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period ending on September 30, 2005; provided that Soluteck meets certain net income milestones during such period. If at the end of the second twelve month period ending on September 30, 2006, there is a shortfall in Soluteck's net income, the Shareholders shall return to the Company Shares equivalent to the dollar amount of such shortfall divided by $5.00; and

         (ii) warrants to purchase up to 50,000 shares of common stock at an exercise price equal to the 5 day volume weighted average price of the Company's common stock before the signing of the Agreement. The warrants are exercisable for a period of 3 years from the date of issuance. The warrants are considered contingent consideration and have not been valued as the contingency has not been met. (See Note 5)

In connection with the Acquisition, the Company's subsidiary has agreed to provide Soluteck with an operating loan of RMB 3,000,000; provided that Soluteck secures certain contracts with Huawei. The loan would mature within 3 years with interest at a rate of 4% per year.

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

The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

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
                                                    ============

As of December 31, 2004 and 2005, goodwill of $233,000 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for Business Process Outsourcing was $3,543,000 in both years (see Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Smartime acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Smartime. Accordingly, the operating results of Smartime have been consolidated with those of the Company starting September 15, 2004. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration was considered contingent consideration and after the audited combined after-tax profit of US$250,000 for the 12 months ended September 30, 2005 was available. All the contingent consideration has been reflected in the consolidated financial statements of the Company as of December 31, 2005.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following un-audited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

                                                       Year ended December 31
                                                        2005              2004
                                                    (UN-AUDITED AND IN THOUSANDS
                                                           OF U.S. DOLLARS)
                                                    ----------------------------
Revenue                                                    Fully       $  1,830
Operating income                                                             --
Net earnings attributable to shareholders           Consolidated       $    269
Earnings per share - basic (cents)                                     $  0.037
Earnings per share - diluted (cents)                     In 2005       $  0.037

PacificNet included the financial results of Smartime in its consolidated 2005 financial results and from the date of the purchase, September 15, 2004 through December 31, 2004.

PACIFICNET CLICKOM LIMITED

On December 16, 2004, we entered into an agreement to acquire a controlling interest in Guangzhou Clickcom Digit-net Science and Technology Ltd. ("Clickcom-WOFE") through the purchase of a 51% interest of Clickcom-WOFE's parent company, PacificNet Clickcom Limited, a British Virgin Islands Company ("Clickcom-BVI") from three shareholders, Mr. Jinnan Lai, Mr. Ming Zhang and Mr. Dong Liu who are majority shareholders of GuangZhou DianXun Company Limited ("Dianxun-DE"), a PRC registered Domestic Enterprise (DE) either. The acquisition was completed on March 28, 2005 upon receipt of the required business license and approval from the local government.

The purchase consideration for 51% of Clickcom is approximately one million, which payable 30% in cash and 70% in restricted shares of PACT. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits, through the issuance of 130,000 restricted shares of common stock of PacificNet. PacificNet will also issue warrants to purchase 50,000 shares of PacificNet's common stock. The warrants are considered contingent consideration and have not been valued as the contingency has not been met. (See Note 5)

The cash portion of the purchase price for the Acquisition was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:                                          In US$
                                                           -----------
Current Assets                                             $   136,474
Goodwill                                                       391,352
                                                           -----------
Total Assets Acquired                                          527,826
Liabilities assumed                                                 -
                                                           -----------
Net assets acquired                                        $   527,826
                                                           ===========

At December 31, 2005, goodwill of $391,352 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for VAS Business was $9,584,000 in the same year (see Note
15)

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for the Clickcom acquisition was based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Clickcom. Accordingly, the operating results of Clickcom have been consolidated with those of the Company starting December 16, 2004. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$600,000 for 12 months ended December 31, 2005 is available. Accordingly, the contingent consideration of US$390,000 being 78,000 restricted shares at US$5.00 per share has not been reflected in the consolidated financial statements of the Company as of December 31, 2005 due to the performance target not being met.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following un-audited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.


                                                      Year ended December 31
                                                       2005            2004
                                                   (UN-AUDITED AND IN THOUSANDS
                                                         OF U.S. DOLLARS)
Revenue                                              $44,481          $29,878

Operating income                                      $4,737           $1,958
Net profit                                            $2,620             $784
Earnings per share - basic (cents)                     $0.26            $0.11
Earnings per share - diluted (cents)                   $0.24            $0.10

PacificNet included the financial results of Clickcom in its consolidated 2005 financial results from the date of the purchase, March 28, 2005 through December 31, 2005.

GUANGZHOU 3G INFORMATION TECHNOLOGY CO. LTD

On March 30, 2005 we entered into an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), a PRC registered wholly owned foreign enterprise (WOFE), through the purchase of a 51% interest of Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited, a British Virgin Islands Company ("Guangzhou3G-BVI") from three shareholders, ASIAFAME INTERNATIONAL LIMITED, STARGAIN INTERNATIONAL LIMITED, and TRILOGIC INVESTMENTS LIMITED. All of above three shareholders are incorporated in BVI. Guangzhou3G-WOFE conducts it VAS operations with Guangzhou Sunroom Information Industrial Co., Ltd. ("Sunroom-DE"), a PRC registered Domestic Enterprise (DE), through a series of contractual agreements.

The details of the acquisition are as follows:

The purchase price for 51% controlling interest is approximately $5.9 million which is payable 29% in cash and 71% in restricted shares of PacificNet. The purchase price includes $500,000 cash payable to Guangzhou 3G, and the remaining amount payable to the selling shareholders through the issuance of 522,750 restricted shares of common stock of PacificNet plus $1.18 million cash payable to the sellers upon achievement by Guangzhou 3G of certain quarterly earn-out targets based on net profits. PacificNet also issue warrants to purchase 100,000 shares of PacificNet's common stock. The warrants have never been issued since it is contingent upon a certain earning milestone which has not been met.

The cash portion of the purchase consideration was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities for Guangzhou 3G WOFE assumed in the acquisition follows:

Estimated fair values:
Current Assets                                                  $   253,000
Goodwill                                                        $ 4,041,800
                                                                -----------
Total Assets Acquired                                           $ 4,294,200
Liabilities assumed                                              --
                                                               -----------
Net assets acquired                                             $ 4,294,200
                                                                ===========

At December 31, 2005, goodwill of $4,041,800 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for VAS Business was $9,584,000. (See
Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Guangzhou3G acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Guangzhou3G. Accordingly, the operating results of Guangzhou 3G have been consolidated with those of the Company starting March 30, 2005. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$2,000,000 for the 12 months ended December 31, 2005 is available. Accordingly, the contingent consideration of US$2,356,200 being 294,525 shares at US$8.0 per share has not been reflected in the consolidated financial statements of the Company as of December 31, 2005.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following un-audited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

                      3G                               Year ended December 31
                                                       2005             2004
                                                    (UN-AUDITED AND IN THOUSANDS
                                                            OF U.S. DOLLARS)
Revenue                                               $45,312           $32,690
Operating income                                       $4,910            $1,374
Net profit                                             $2,734              $458
Earnings per share - basic (cents)                      $0.27             $0.06
Earnings per share - diluted (cents)                    $0.26             $0.06

PacificNet included the financial results of 3G in its consolidated 2005 financial results from the date of the purchase, March 30, 2005 through December 31, 2005.

SHENZHEN GUHAIGUANCHAO INVESTMENT CONSULTANT COMPANY LIMITED ("CHINAGOHI")

On December 19, 2005, we closed an agreement to purchase a 51% interest in Shenzhen GuHaiGuanChao Investment Consultant Company Limited ("ChinaGoHi"), a wholly owned foreign enterprise (WOFE) registered in China and a provider of DRTV infomercial marketing company for financial advisory services in China. On October 3, 2005 we announced that we had signed an agreement dated as of September 30, 2005 to acquire 51% of the outstanding shares of ChinaGoHi from Hitching International Corporation ("HIC"), the former majority owner of ChinaGoHi to be closed upon the completion of due diligence and the approval of the WOFE structure by China's Industry and Commerce Department.

As a result of the due diligence process and receipt of the Chinese government's WOFE approval, we and HIC agreed to amend the Sale and Purchase Agreement and entered into a Supplementary Agreement dated as of December 1, 2005 (the "Supplementary Sale and Purchase Agreement") and permitted us to have direct ownership of ChinaGoHi through the acquisition of 51% of the outstanding shares from Lion Zone Holdings Limited instead of HIC.

We agreed to purchase 12,850 existing ordinary shares (the "Sale Shares") of ChinaGoHi from Lion Zone Holdings Limited (the "Seller") and to subscribe 5,000 newly issued ordinary shares (the "Subscription Shares") from the Seller, which together with the Sale Shares, being 17,850 or 51% of the 35,000 entire outstanding shares of ChinaGoHi. The purchase price for 51% of the outstanding shares of ChinaGoHi is an aggregate of US$10.2 million: US$2.1 million payable in cash to the Seller and US$6.6 million in shares (approximately 825,000 shares) of our common stock valued at $8 per share. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits, through the issuance of our 825,000 shares. In addition, we has agreed to issue our restricted shares, a number to be based on 51% of the net cash divided by the 60-day volume weighted average price of PacificNet, upon auditor's certification of ChinaGoHi's US$7 million accumulated net cash profit for the fiscal years ended 2003, 2004 and 2005 (subject to completion of 2005 annual USGAAP audit).

The cash portion of the acquisition consideration was for the working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets                                              $ 9,384,165
Property Plant and equipment                                    308,580
Goodwill                                                        881,681
                                                            -----------
Total Assets Acquired                                       $ 9,692,745
Current Liabilities assumed                                  (4,803,884)
Long Term Liabilities assumed                                        --
                                                            -----------
Net assets acquired                                         $ 4,888,861
                                                            ===========

At December 31, 2005, goodwill of $881,681 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for VAS Business was $9,584,000 (see Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for ChinaGohi acquisition is based on management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over ChinaGohi. Accordingly, the operating results of ChinaGohi have been consolidated with those of the Company starting December 19, 2005. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$4,500,000 for 15 months ending December 31, 2006 is available. Accordingly, the contingent consideration of US$6,825,000 being 687,000 restricted shares at US$8 per share and cash of US$1,325,000 have not been reflected in the consolidated financial statements of the Company as of December 31, 2005.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following un-audited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

                                                     Year ended December 31
                                                       2005             2004
                                                    (UN-AUDITED AND IN THOUSANDS
                                                            OF U.S. DOLLARS)
Revenue                                               $55,209         $39,164
Operating income                                       $7,332          $4,267
Net profit                                             $3,354          $1,688
Earnings per share - basic (cents)                      $0.33           $0.23
Earnings per share - basic (cents)                      $0.31           $0.20

PacificNet included the financial results of Lion Zone in its consolidated 2005 financial results from the date of the purchase, December 19, 2005 through December 31, 2005.

3. INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies and goodwill consist of the following as of December 31, 2005 (in thousands):

                 COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
                                    AMOUNT      DESCRIPTION

INVESTMENTS IN AFFILIATED COMPANIES:

Take1 (Cheer Era Limited) [1]        $ 386     20% ownership interest; trader of
                                               vending machine located in Hong
                                               Kong.

Xmedia Holdings Inc                     95     25% ownership; provides new media
                                               business development and
                                               marketing to advertisers.

Less: Provision for Impairment         (95)
                                     ------
Total                                $ 386
                                     =====

TAKE 1 TECHNOLOGIES GROUP LIMITED (FORMERLY KNOWN AS: CHEER ERA LIMITED "CHEER
------------------------------------------------------------------------------
ERA")
-----

The investment in 30% of Take 1 Technologies Group Limited ("Take 1"), a trader of vending machine located in Hong Kong, was originally made in April 2004 with details as follows:

In April 2004 the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, acquired 30% equity interest in Take 1. The aggregate consideration was $1,156,812, of which $385,604 was paid in cash and $771,208 was paid in 149,459 PacificNet shares at $5.16, and warrants within a duration of three years to purchase up to 80,000 PacificNet shares at 5-Day volume weighted average price immediately prior to the transaction. The warrants have been cancelled in the year 2005 because the warranted profit was not met. (See Note 5)

In 2005 both the Company and Take 1 have mutually agreed to a change to the original investment structure pursuant to the Securities Repurchase Agreements entered. Summarized below are the effects of these repurchase arrangements:

(i) PacificNet 's interest in Take 1 was reduced to 20% in the year 2005 from 30% in the prior year;
(ii) PacificNet repurchased 149,459 shares in PacificNet previously issued to the majority owner of Take 1 at nominal value;
(iii) In addition to PacificNet 's existing loan of $769,000 (or HKD$6,000,000), PacificNet will advance a new loan of $256,000 (or HKD$2,000,000) to Take 1 (collectively called `Convertible Loan'). The Convertible Loan is guaranteed personally and jointly by the two majority owners of Take 1. The term of the Convertible Loan shall be three years expiring on October 17, 2008 (referred as "Term") with 8% interest per annum or HK Six-Month Prime Rate, whichever is higher.
(iv) Conversion terms of the Convertible Loan provide PacificNet an option at any time during the Term to convert in part or in whole of the then outstanding loan principal up toS$1,794,000 (or HKD$8,000,000) into shares of Take 1 to reach 51% ownership of Take 1. The conversion rate will be based on a valuation of SIX (6) times the average annual net profits of 3 years ending December 31, 2007 audited by PacificNet 's auditors.

As a result, the original investment of Take 1 was reduced at cost to $385,604 as of December 31, 2005 due to the PacificNet shares repurchased under item (ii) above. The management intends to cancel these repurchased shares subsequent to the year end. As of December 31, 2005, the outstanding loan amount due to Take 1 was US$769,000.

4. PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following as of December 31 (in thousands):
                                                            2005        2004
                                                          --------    --------
Office furniture, fixtures and leasehold improvements     $  1,505    $    989
Computers and office equipment                               2,939       2,394
Motor Vehicles                                                 270          69
Software                                                       947         614
Electronic Equipment                                         4,932       1,169
Other                                                           77         468
Less: Accumulated depreciation                              (6,370)     (4,585)
                                                          --------------------
Net Property and Equipment                                $  4,300    $  1,118
                                                          ====================

For the years ended December 31, 2005 and 2004, the total depreciation and amortization expenses were $1,126,000, of which $833,000 was included in the cost of revenue, and $78,000, respectively.

5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES -The Company leases warehouse and office space under operating leases for two years with fixed monthly rentals that expire through 2005. None of the leases included contingent rentals. Lease expense charged to operations for 2005 amounted to $653,000 (2004: $397,854). Future minimum lease payments under non-cancelable operating leases are 2006: $870,000 and 2007: $806,000.

RESTRICTED CASH - The Company has a $163,000 pledged bank deposit for Epro which represents overdraft protections with certain financial institutions and a fixed deposit of $1,489,000 for Lion Zone utilized to provide guarantee for related party.

BANK LINE OF CREDIT (2005): As of December 31, 2005, the Company utilized $1,060,000 of the banking facility including $945,000 from Epro and $112,000 from Smartime, and the differences of the exchange rate of $3,000. Epro has an overdraft banking facility with certain major financial institutions in the aggregate amount of $1,218,000, which is secured by a pledge of its fixed deposits of $163,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier. For Smartime, there is no due date payment stipulated by Hong Kong Hang Seng Bank because its overdraft banking facility was borrowed directly from one of its directors personal fixed deposit account as a mortgage. The detailed payment period is based on its funding condition.

BANK LINE OF CREDIT (2004): The Company has an overdraft banking facility with certain major bankers in the aggregate amount of $1,309,000, which is secured by a pledge of the Company's fixed deposits in the amount of $212,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, which ever is earlier. As of December 31, 2004, the Company utilized $651,000 of the above-mentioned banking facility.

CONTINGENT CONSIDERATION: Warrants have not been included as part of the acquisition price of various S&P Agreements (Note 2) and are no longer considered as part of the purchase consideration due to (i) the ambiguity of the S&P Agreements with respect to the issuance of the warrants and (ii) the lack of actual instruments to transfer the warrants, such as a warrant agreement that is signed and sealed by the Company and property registered at the Company Registrar of securities in Hong Kong, and accordingly, there is no irrevocable obligation by the Company to issue the warrants. Furthermore, the net income milestones were not achieved as required under the S&P Agreements according to Hong Kong law. Based on the opinion of the Company's legal counsel in Hong Kong, the Company does not have an irrevocable obligation to issue the warrants and therefore the warrants are not considered issued and outstanding. The offer to issue the warrants is no longer part of the purchase price in the S&P Agreements due to the failure by the Sellers to satisfy their warranties in the S&P Agreements. Accordingly, the warrants have not been valued.

MINIMUM STATED CAPITAL REQUIREMENTS. Guangzhou Dianxun Co, Limited (DE) ("Dianxun"), a subsidiary of the Group, is carrying on business as a telecommunication value added service provider in the People's Republic of China ("PRC"). Initially, Dianxun obtained a certificate (the "Certificate") from the PRC authority to transact business and according to the PRC Telecommunication Rules, all telecommunication value added service providers can only carry on business if the Certificate is granted and if the Company maintains a minimum capital requirement of at least RMB10,000,000.

In order to satisfy the capital requirement of RMB 10,000,000, the shareholders of Dianxun had contributed relevant asset equivalent to RMB9,000,000 on behalf of Dianxun and such assets were verified by an independent professional accountant. Subsequently, such assets were returned back to the shareholders. In the opinion of the directors, even though the capital requirement is not fulfilled, Dianxun can continue to carry on business. No provision for any loss arising from the consequential actions that may be taken by the authority in the PRC and any potential penalties or claims for the Company not maintaining the minimum stated capital requirements of the PRC have been made in these financial statements.

Dianxun's contribution to consolidated revenues and net profit for 2005 was approximately 1.5% and 5.6%, respectively. Upon demand by the PRC authorities, PacificNet has agreed to loan Clickcom the remaining balance of the registration capital to provide the stated capital in accordance with PRC laws.

6. OTHER CURRENT ASSETS

Other current assets is represented in Consolidated Balance Sheets which include the following at December 31 (in thousands):

                                           2005                2004
------------------------------ ----------------------       --------------
Deposit                               $      707             $      870
Prepayment                                 1,294                    354
Other receivables                          5,972                  3,101
                               ----------------------       --------------
Total                                 $    7,973             $    4,325
                               ======================       ==============

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands):

                                                         2005          2004
-----------------------------------------------        --------      --------
Secured [1]                                            $   108       $   860
Unsecured                                                   86       $   536
Less: current portion                                     (188)       (1,327)
                                                       -------       -------
Non current portion                                    $     6       $    69
                                                       =======       =======

Bank Loans are generated by one of the Company's subsidiaries, Pacificnet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC, primarily engaged in the business of providing call center and customer relationship management (CRM) services as well as other business outsourcing services.

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $163,000 (2004: $212,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows:
2006: $188,000 and 2007: $6,000).

8.  CAPITAL LEASE OBLIGATIONS

The Company leases various equipments under capital leases expiring in various years through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for 2005 and 2004

Aggregate minimum future lease payments under capital leases as of December 31, 2005 for each of the next five years are as follows: (2006: $126,000; 2007:
$57,000; and 2008: $21,000)

Capital lease obligations represent the following at December 31, 2005 (in thousands):

                                                             2005          2004
                                                          -------       -------
Total minimum lease payments                              $   216       $   225
Interest expense relating to future periods                   (12)          (16)
                                                          -------       -------
Present value of the minimum lease payments                   204           209
Less: curent portion                                         (126)          (80)
                                                          -------       -------
Non curent portion                                        $    78       $   129
                                                          =======       =======

Following is a summary of fixed assets held under capital leases at December 31 (in thousands):

                                                             2005         2004
                                                          -------       -------
Computers and office equipment                            $   441       $   268
Less: accumulated depreciation                               (286)         (246)
                                                          -------       -------
                                                          $   155       $    22
                                                          =======       =======
9. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31 (in thousands):

                                                           2005           2004
                                                          -------       -------
Deposits and advance payments received                    $ 3,312       $    31
Payroll payable                                               713            21
Other                                                         595            76
                                                          -------       -------
 Total                                                    $ 4,620       $   128
                                                          =======       =======

10.  SUBSCRIPTION PAYABLE

In December 2005, the Company executed agreements and acquired controlling interests in Shenzhen GuHaiGuanChao Investment Consultant Company Limited ("ChinaGoHi"), a wholly owned foreign enterprise (WOFE) registered in China and a provider of DRTV infomercial marketing company for financial advisory services in China.

The following subscription payable represents the partial payment in cash payable to seller and the shares consideration of 137,500 PacificNet shares payable under the terms and conditions of the Sale and Purchase Agreement are deemed issued as of December 31, 2005 totaling $775,000.


See note 2 for details regarding the acquisitions.

11.  SUNDRY INCOME

Sundry income for the years ended December 31, 2005 and 2004, consists of the following on the consolidated income statements (in thousands):

                                                           2005          2004
                                                          -------       -------
Consulting service income                                 $   116       $   380
Investment income                                             113            --
Leasehold income                                               75            --
Software service income                                       375            --
Others                                                        151            42
                                                          -------       -------
TOTAL                                                     $   830       $   422
                                                          =======       =======

12. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the year ended December 31, 2005, the Company had the following equity transactions (i) 700,000 shares as a result of exercise of stock options and warrants with cash consideration of $1,014,000; (ii) 515,900 shares for acquisition of subsidiaries valued at $3,971,000;(iii) 20,000 shares at $3.10 per share, or $63,000 for investor relations services rendered based on the fair market value of the services rendered; and (iv) cancellation of 149,459 shares with a market value of $771,000 related to affiliated company (see Note 3 for details).

For the year ended December 31, 2004, the Company had the following equity transactions (i) 352,364 shares as a result of exercise of stock options and warrants with cash consideration of $716,000; (ii) 1,756,240 shares for acquisition of subsidiaries valued at $8,866,000; and (iii) 2,205,697 shares for cash proceeds of $11,773,000 (net of offering costs); and (iv) 149,459 shares with a market value of $771,000 for acquisition of affiliated company (see Note 3 for details).

b) STOCK OPTION PLAN

On December 23, 2003, stockholders of the Company adopted an amendment to the Stock Option Plan (the "Plan") to increase the number of shares reserved under the Plan from 1,666,667 to 2,000,000. On December 30, 2004, stockholders of the Company approved the new 2005 Stock Option Plan (the "2005 Option Plan"). The 2005 Option Plan provide for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase up to an aggregate of 2,000,000 shares of Common Stock. The 2005 Plan is administered by the Board of Directors or a committee of the Board of Directors (in either case, the "Committee"), which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 2005 Option Plan. Options granted under the 2005 Plan are "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

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

The status of the Stock Option Plan as of December 31, 2005, is as follows:

                                              OPTIONS            WEIGHTED
                                                                  AVERAGE
                                                              EXERCISE PRICE
                                        ----------------      --------------
OUTSTANDING, DECEMBER 31, 2002                 312,600              $1.13
Granted                                        963,000              $2.97
Exercised                                    (350,000)              $1.13
                                        ---------------
OUTSTANDING, DECEMBER 31, 2003                 925,600              $2.87
Granted                                        600,000             $ 2.00
Cancelled                                    (400,000)              $4.25
Exercised                                    (321,500)             $ 2.11
                                        ---------------
OUTSTANDING, DECEMBER 31, 2004                 804,100             $ 1.90
Granted                                        680,000             $ 6.57
Cancelled                                            -                 --
Exercised                                    (100,000)             $ 1.99
                                        ---------------
OUTSTANDING, DECEMBER 31, 2005               1,384,100              $3.99
                                        ===============

Additional information on options outstanding as of December 31, 2005 is as follows:

                                     WEIGHTED                 AVERAGE
                                     AVERAGE                 REMAINING
                                    EXERCISE                CONTRACTUAL
                                      PRICE      OPTIONS        LIFE
                                  --------------------------------------
Options outstanding                   $ 3.99    1,384,100    3.50 years
Options exercisable                   $ 2.06      529,000    1.50 years

c) WARRANTS

At December 31, 2005, the Company had outstanding and exercisable warrants to purchase an aggregate of 591,138 shares of common stock. The weighted average remaining life is 3.74 years and the weighted average price per share is $9.50 per share as follows:

                                   EXERCISE PRICE           EXPIRATION DATE
      Shares of common stock         PER SHARE                OF WARRANTS
      ----------------------       ---------------      -----------------------
              123,456                  $7.15                January 15, 2009
              117,682                  $3.89               November 15, 2009
              350,000                  $12.21               December 9, 2009
             --------
              591,138
             ========

The Company believes 330,000 warrants issued in connection with certain acquisition agreements (Note 2) with the following subsidiaries, Yueshen:
50,000, CheerEra: 80,000, Smartime: 50,000, Clickcom: 50,000, and Guangzhou3G:
100,000 are no longer part of the purchase consideration as more fully described in Note 5 and therefore are not considered outstanding.

During 2005, 200,000 unexercised warrants (Excel Harbour warrants) expired, and 600,000 warrants were exercised by Sino Mart Management Ltd, a related party, at an exercise price of $1.45 per share for total proceeds of $870,000. For the year ended December 31, 2004, 30,864 warrants were exercised at an exercise price of $7.15 per share for total proceeds of $220,678.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31:

------------------------------------------------------------------------------------------------
                                                      Number of  Remarks
                                                         shares
------------------------------------------------------------------------------------------------
Balance, December 31, 2003                              800,000
------------------------------------------------------------------------------------------------
         Repurchase in the open market                   36,154
                                                      ---------
------------------------------------------------------------------------------------------------
Balance, December 31, 2004                              836,154
------------------------------------------------------------------------------------------------
         Repurchase in the open market                    2,000
------------------------------------------------------------------------------------------------
           Repurchase of shares from Take 1             149,459  See note 3 to the F/S
------------------------------------------------------------------------------------------------
           Cancellation of former employee shares        45,000
------------------------------------------------------------------------------------------------
           Holdback shares as contingent                298,550  Including 24,200 shares
           consideration due to performance                      relating to Yueshen, 196,350
           targets not yet met                                   shares to 3G and 78,000
                                                                 shares to Clickcom
------------------------------------------------------------------------------------------------
           Share consideration for                    (137,500)  Due to share issuance in
           acquisition of Chinagohi deemed                       progress; actual share
           issued under Sale and Purchase                        certificate delivered after
           Agreement                                             the year end

------------------------------------------------------------------------------------------------
           Options exercised but shares                (24,000)  Share issuance in progress
           deemed issued                             ----------  prior to year end

------------------------------------------------------------------------------------------------
Balance, December 31, 2005:                           1,169,663
------------------------------------------------------------------------------------------------
Shares outstanding at December 31, 2005              10,831,024
                                                     ----------
------------------------------------------------------------------------------------------------
Shares issued at December 31, 2005                   12,000,687
                                                     ==========
------------------------------------------------------------------------------------------------

13. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an equity basis on income arising in or derived from the tax jurisdictions in which they operate, which can be summarized as follows:

UNITED STATES OF AMERICA (USA)

For operations in the USA, the Company is subject to United States federal income tax at a rate of 34%. The Company has incurred net accumulated operating losses for income tax purposes and there is no provision for U.S. federal income tax for 2005 and 2004 due to the Company's loss position. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future because the Parent company is a holding company with foreign subsidiaries and does not generate income. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2005 and 2004.

The Company generates substantially all of its net income from its Hong Kong and PRC operations and the Company has recorded income tax provisions for the years ended December 31, 2005 and 2004. The tax laws for these jurisdictions are summarized as follows:

HONG KONG

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong for each of the years ended December 31, 2005 and 2004. Provision for Hong Kong profits tax for 2005 was approximately $54,000 (2004 $10,000).

PEOPLE'S REPUBLIC OF CHINA (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company's subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. Provision for PRC business tax expense for 2005 was $168,000 (2004: $20,000).

No provision for deferred tax liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

14.  RELATED PARTY TRANSACTIONS

Employment Agreement

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

LOAN DUE TO AND FROM RELATED PARTIES

As of December 31, 2005, there was a total loan receivable of approximately. $2,520,000 due from related parties while the loan due to related party was $369,000.

As at the year end, the related party loan receivables included $769,000 due from Take 1, an affiliated company that is 20% owned by PacificNet, $1,751,000 due from shareholder and directors of PacificNet's subsidiaries. The loans receivable from shareholders and directors of PacificNet's subsidiaries comprised of $1,215,000 due from a shareholder of Yueshen, $80,000 due from a shareholder of EPRO, $199,000 due from a director of Soluteck, and $257,000 due from a director of Clickcom. The terms of these three related parties loan receivables and payables are summarized below:

LOAN TO TAKE 1

Please refer to Note 3 of the Consolidated Financial Statements for detailed discussion on the change of investment structure of this affiliated company which is now 20% oned by PacificNet. As of December 31, 2005, there was a Convertible Loan of $769,000 outstanding from Take 1. The purpose of the Convertible Loan was a working capital loan to finance the expansion of Take 1's business in Europe and North America.

LOAN TO YUESHEN'S SHAREHOLDER

As of December 31, 2005, there was $1,215,000 loan receivable due from the shareholder of Yueshen, a subsiiary of the Company. The purpose of the loan was to repay the working capital loan owed by the predecessor of Yueshen prior to PacificNet's acquisition and to finance Yueshen shareholder's other projects. This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen.

LOAN TO SOLUTEK'S DIRECTOR

As of December 31, 2005, there was a loan outstanding of $199,000 receivable from a director of Solutek, payable in three equal installments of $72,314 each, being principal plus interest, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet's shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO DIRECTOR OF CLICKCOM

As of December 31, 2005, there was a loan of $257,000 receivable from the shareholders of Clickcom VIE. The loan was advanced by the Company to Clickcom VIE which in turn loaned to the shareholders of Clickcom VIE to finance the development of new projects. Pursuant to the loan agreement signed between the Company and Clickcom VIE, this loan has a two year term due on August 30, 2007 and bears a 2% interest rate and is personally and jointly guaranteed by all the three shareholders of Clickcom VIE on top of the pledged shares up to 130,000 PacificNet's shares and all remaining assets and equity ownership of Clickcom BVI.

LOAN TO SHAREHOLDER OF EPRO

As of December 31, 2005, a net loan receivable of $80,000 was due from a shareholder of Epro. The loan is unsecured, interest-free and repayable on demand.

LOAN PAYABLE TO RELATED PARTY

As of December 31, 2005, a loan of $513,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purpose expiring by August 4, 2010 at Hong Kong Prime lending rate approximately 6.5% interest per annum prevailing in the year 2005.

15. SEGMENT INFORMATION

SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. PacificNet's chief decision-makers, as defined under SFAS 131, is the Chief Executive Officer and Chairman. During 2005 and 2004, PacificNet had four operating segments.

The Company's reportable segments are operating units, which represent the operations of the Company's significant business operations. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.


-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------
FOR THE YEAR ENDED              Group 1.             Group 2.              Group 3.
DECEMBER 31, 2005              Outsourcing         VAS Business         Communications          Group 4.           Total
                                Business                            Distribution Business    Other Business         ($)
                                   ($)                 ($)                   ($)                   ($)
-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------
Revenue                        13,505,000           13,834,000            16,201,000             801,000         44,341,000
(% of Total Rev)                 (30.5%)             (31.2%)               (36.5%)               (1.8%)            (100%)
-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------
Earnings / (Loss) from
Operations (100% of             1,360,000           3,899,000              558,000             (1,248,000)       4,569,000
Total Profit)                    (29.8%)             (85.3%)               (12.2%)              (-27.3%)           (100%)
-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------
Total assets                    7,335,000           19,363,000            9,493,000            14,415,000        50,606,000
(% of Total Asset)               (14.5%)             (38.3%)               (18.8%)               (28.5%)           (100%)
-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------
Goodwill                        3,543,000           9,584,000             1,100,000                 -              14,227
-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------
Geographic Area                  HK, PRC             HK, PRC               HK, PRC               HK,PRC
-------------------------- -------------------- ------------------- ----------------------- ------------------ ---------------

For the year ended                1.                  2.            3. Communications              4.
December 31, 2004        Outsourcing Business    VAS Business     Distribution Business      Other Business       Total
                                  ($)                 ($)                  ($)                    ($)             ($)

Revenues                       9,385,000           5,724,000            11,790,000             2,810,000       29,709,000
(% of Total Rev)                (31.5%)             (19.27%)             (39.68%)                (9.55%)          (100%)

Earnings / (Loss) from
Operations                     1,000,000           1,859,000                85,000            (1,007,000)       1,937,000
                                (51.6%)              (96%)                  (4.4%)               (-52%)           (100%)

Total assets                  6,017,000            2,600,000             5,018,000            19,018,000       32,653,000
(% of total assets)             (18.4%)              (8.0%)              (15.4%)                (58.2%)            (100%)

Goodwill                       3,543,000           4,269,000             1,100,000                 -            8.912,000
------------------------------------------------------------------------------------------------------------------------------
Geographic Area                  HK, PRC             HK, PRC               HK, PRC               HK,PRC
------------------------------------------------------------------------------------------------------------------------------

The Company identifies and classifies its operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which are summarized as follows:

(1) Outsourcing Services - involves human voice services such as Business Process Outsourcing, CRM, call center, IT Outsourcing and software development services. These types of services are conducted through our subsidiaries EPRO, Smartime/Soluteck and PacificNet Solution Ltd.
(2) Value-Added Telecom Services (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi, Linkhead, Clickcom and Guangzhou 3G/Sunroom.
(3) Communication Products Distribution Services Group - primarily involves voice products distribution such as distribution of calling cards and other products, which are conducted through our subsidiary Yueshen and PacificNet Communication.
(4) Other Business -other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, PacificNet Games, etc.


Product and service revenue classified by major geographic areas are as follows (in thousands):


                              Hong Kong     PRC    United States      Total
                            ---------------------------------------------------
Product revenue                $20,131    $ 3,216   $-            $   23,347
Service revenue                $10,640    $10,354   $-            $   20,994

16. RESTATEMENT AND CORRECTION OF ERROR

2004 Consolidated Income Statement and Consolidated Statement of Cash Flows

The consolidated income statement has been restated to present separately revenues and costs of revenues from product sales and services in accordance with Rule 5-03 of Regulation S-X. There was no effect on previously reported total revenues, total costs of revenues, net earnings or earnings per share amounts.

The consolidated statement of cash flows has been restated to properly reflect the changes in the balance sheet accounts resulting from minority interests accounting. The restatement had no effect on previously reported net increase in cash and cash equivalents or cash balances.

The restatement for the year ended December 31, 2004 can be summarized as follows:

                                                                                         As                 As
                                                                                Previously Reported      Restated
Cash Flows from operating activities
Net earnings                                                                      $           774     $           774
Adjustment to reconcile net earnings to net cash provided by (used in)
operating activities:
Equity loss (earnings) of associated company                                                    -                 (32)
Minority Interest                                                                           2,506               1,623
Unrealized losses on marketable equity securities                                              17                  17
Depreciation and amortization                                                                  78                  78
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
   Accounts receivable and other current assets                                             (7,793)            (3,584)
   Inventories                                                                              (1,221)            (1,221)
   Accounts payable and other accrued expenses                                               1,921             (2,069)
                                                                                  ---------------     ---------------
Net cash provided by (used in) operating activities                                         (3,718)            (4,414)
                                                                                  ---------------     ---------------
Cash flows from investing activities

DECREASE IN RESTRICTED CASH                                                                (3,289)             (3,289)
Increase in purchase of marketable securities                                                 (46)                (46)
Acquisition of property and equipment                                                        (730)               (206)
Acquisition of subsidiaries and affiliated companies                                         (640)               (724)
                                                                                  ---------------     ---------------
Net cash used in investing activities                                                      (4,705)             (4,265)
                                                                                  ---------------     ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments on under bank line of credit                                                      (548)               (548)
Advances (repayments) of amount borrowed under capital lease obligations                      (92)                (92)
Repayments on bank loans                                                                     (386)               (130)
Proceeds from sale of common stock                                                          11,773             11,773
Repurchase of treasury shares                                                                 (99)                (99)
Proceeds from exercise of stock options and warrants                                          716                 716
                                                                                  ---------------     ---------------
Net cash provided by (used in) financing activities                                        11,364              11,620
                                                                                  ---------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,941               2,941
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                3,823               3,823
                                                                                  ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $         6,764     $         6,764
                                                                                  ===============     ===============

2005 Quarterly Reviews (unaudited)

As discussed in Note 1, the Company accounts for its VIEs in accordance with U.S. generally accepted accounting principles which requires the consolidation of VIEs from the date of acquisition. During 2005, the Company's quarterly consolidated financial condition, results of operations, and reported cash flow did not properly reflect VIE accounting. As a result, the quarterly financial statements have been restated.

The restatements for the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 are summarized as follows:

                            March 31, 2005            June 30, 2005          September 30, 2005
                       -----------------------   -----------------------   -----------------------
                       Previously           As   Previously           As   Previously           As
                         reported     restated     reported     restated     reported     restated
                       ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET-

Total assets               31,012       31,330       38,986       42,420       40,232       42,768

Minority interest           2,198        2,319        3,207        4,957        3,718        5,316

Total liabilities           3,682        3,879        7,109        8,793        6,423        7,361
Additional paid-in         53,919       53,919       56,865       56,865       57,653       57,653
capital

Retained earnings         (28,660)     (28,660)     (28,068)     (28,068)     (27,457)     (27,457)

Total stockholders'        25,132       25,132       28,670       28,670       30,091       30,091
equity

Total liabilities and      31,012       31,330       38,986       42,420       40,232       42,768
stockholders equity

INCOME STATEMENT:

Revenue                    9,133         9,212       19,885       21,492       30,607       32,593

Minority Interest           (443)         (417)      (1,185)      (1,304)      (1,949)      (1,916)

Net income                   415           415        1,008        1,008        1,619        1,619

Earnings per share
  Basic                      0.04         0.04         0.10         0.10         0.16         0.16
  Diluted                    0.04         0.04         0.10         0.10         0.15         0.15

17. STATEMENTS OF CASH FLOWS SUPPLEMENTARY INFORMATION

IN YEAR 2005:

During 2005, PACT made investments for approximately $8,196,000 in subsidiary companies in form of cash, subscription payable and equity consideration of $1,950,000, $2,275,000 and $3,971,000 respectively. This amount represents equity interests in Chinagohi (51%), Clickcom (51%) and Sunroom 3G (51%). The details of these acquisitions are separately disclosed in the notes of the consolidated financial statement under Note 2 "BUSINESS ACQUISITIONS". As the consideration for these acquisition transactions are part cash and part non-cash, the breakdown below is the cash portion paid or payable for the subsidiaries acquired:

                                                2005
                                             In US$000s         Remark
----------------------------------------   --------------   --------------
Chinagohi - subsidiary                        $ 2,275
Clickcom - subsidiary                             268               --
Sunroom 3G - subsidiary                         1,683               --
                                           --------------
Subtotal:                                       4,226

Cash still contained within the group on
consolidation Less cash acquired in
subsidiaries                                     (768)
                                           --------------
Less: subscription payable                     (2,275)          Note (a)
                                           --------------
Net cash paid for the acquisition:           $  1,183
                                           ==============

Note (a) of which $1,500 was eliminated due to intercompany payable


IN YEAR 2004:

During 2004, PACT made investments for approximately US$11,325,000 in subsidiary and affiliated companies in form of cash and equity consideration of US$1,688,000 and US$9,637,000 respectively. This amount represents equity interests in EPRO (50%), LINKHEAD (51%), YUESHEN (51%), SMARTIME (51%) and CHEER ERA (30%). The details of these acquisitions are separately disclosed in the notes of the consolidated financial statement under Note 2 "BUSINESS ACQUISITIONS". As the consideration for these acquisition transactions are part cash and part non-cash, the breakdown below is the cash portion paid for the subsidiaries and affiliated company acquired:

                                            2004
                                         In US$000s        Reference
-------------------------------------------------------------------------
EPRO - subsidiary                          $500.0          (a) below
LINKHEAD - subsidiary                       222.5          (b) below
YUESHEN - subsidiary                        579.9          (c) below
SMARTIME - subsidiary                         --
CHEER ERA - affiliated                      385.6
                                         ---------
Subtotal:                                   1,688
Less cash acquired in subsidiaries           (964)       Cash still contained
(a+b+c) less US$338.3 paid to            ---------       within the group on
selling shareholder of YUESHEN                           consolidation

NET CASH PAID FOR THE ACQUISITION:           $724
                                         ========

18. EVENTS SUBSEQUENT TO DECEMBER 31, 2005 (UNAUDITED)

SALE OF CONVERTIBLE DEBENTURES On March 13, 2006, the Registrant consummated a private offering of $8,000,000 principal amount variable debentures due March 2009 (the Debentures) at an initial fixed conversion price of $10.00, and warrants to purchase up to 400,000 shares of the Registrants common stock exercisable for a period of 5 years at an exercise price of $12.20 per share (the Warrants) with several institutional investors, which included Whalehaven Capital Fund Limited, DKR Soundshore Oasis Holding Fund Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., Basso Private Opportunities Holding Fund Ltd., Iroquois Master Fund Ltd., C.E. Unterberg, Towbin Capital Partners I, LP and Alpha Capital AG. C.E. Unterberg, Towbin advised the Registrant and acted as lead placement agent.

The Registrant has agreed to file a registration statement covering the resale of the shares underlying the Debentures and the Warrants under the Securities Act of 1933, as amended, on the earlier of (i) April 30, 2006, or (ii) the 30th calendar day following the date the Registrant files its Form 10-KSB with the Securities and Exchange Commission.

The Debentures and Warrants were sold in a transaction not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.


BUSINESS ACQUISITIONS

On Jan 31, 2006, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest in Guangzhou Wanrong Information Technology Co. Limited (Guangzhou Wanrong), one of the leading value-added telecom service providers in China, located in PRC Guangzhou, The purchase consideration for 51% of the equity interest of Guangzhou Wanrong was approximately US$1.75million, payable 21% in cash and 79% in restricted shares of PacificNet common stock valued at $8 per share, or about 173,000 restricted shares. Under the purchase agreement, Guangzhou Wanrong has made a guarantee to generate US$500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly. PacificNet will also invest approximately RMB 3 million (or about US$370,000) in Guangzhou Wanrong for general corporate purposes. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income

On February 26, 2006, entered into an agreement to acquire a 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone a nd accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China.

The purchase consideration for 51% of the equity interest of iMobile is approximately US$1.8 million, which represents approximately seven times the anticipated future annual net income of iMobile. The purchase consideration is payable 14% in cash and 86% in restricted shares of PacificNet valued at $8 per share, or about 191,875 restricted shares. Under the purchase agreement, iMobile has committed to generate US$500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly. PacificNet will also invest approximately RMB2 million (about US$250,000) in iMobile for general corporate and working capital purposes to support growth. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income.