Form 10-Q
period 2006-03-31
PACIFICNET INC
filed 2006-05-22
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-24985

                                 PACIFICNET INC.
                                 ---------------
              (Exact name of registrant in its charter)



            DELAWARE                                            91-2118007

(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)



 23/F, TOWER A, TIMECOURT, NO.6 SHUGUANG XILI,

   CHAOYANG DISTRICT, BEIJING, CHINA 100028                         n/a

    (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code: 0086-10-59225000

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              YES |X|     NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  YES |_| NO |X|

As of May 1, 2006, there were 10,889,611 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

                                         PACIFICNET INC.

                     FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                        TABLE OF CONTENTS




 PART I.        FINANCIAL INFORMATION
 -------        ---------------------

 Item 1.        Financial Statements (Unaudited)

                Consolidated Balance Sheets at December 31, 2005 and
                  March 31, 2006                                                               3

                Consolidated Income Statements for the Three Months
                  Ended March 31, 2005 and the Three Months Ended March 31, 2006               4

                Consolidated Statements of Changes in Stockholders' Equity
                  For the Three Months ended March 31, 2006                                    5

                Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2005 and the Three Months Ended March
                  31, 2006                                                                     6

                Notes to Condensed Consolidated Financial Statements                           7

 Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       17

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk                    24

 Item 4.        Controls and Procedures                                                       24

 PART II.       OTHER INFORMATION
 --------       -----------------

 Item 1.        Legal Proceedings                                                             28

 Item 1A.       Risk Factors                                                                  28

 Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                   29

 Item 3.        Defaults upon Senior Securities                                               29

 Item 4.        Submission of Matters to a Vote of Security Holders                           29

 Item 5.        Other Information                                                             29

 Item 6.        Exhibits                                                                      30

 Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (In thousands of United States dollars, except par values and share numbers)


                                                                             MARCH 31,2006  DECEMBER 31,2005
                                                                              (UNAUDITED)      (AUDITED)
                                                                             -------------------------------

ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                        $ 11,189       $  9,579
Restricted cash - pledged bank deposit                                              1,653          1,652
Accounts receivables                                                               12,674          5,998
Inventories                                                                         2,479          1,836
Loan receivable from related parties                                                3,314          2,520
Loan receivable from third parties                                                  1,105          1,572
Other current assets                                                                6,499          7,973
                                                                                 --------       --------
Total Current Assets                                                               38,913         31,130
Property and equipment, net                                                         8,533          4,300
Investments in affiliated companies and subsidiaries                                  411            410
Marketable equity securities - available for sale                                     565            539
Goodwill                                                                           14,688         14,227
Other assets - debt issuance costs (net)                                            1,432             --
                                                                                 --------       --------
TOTAL ASSETS                                                                     $ 64,542       $ 50,606
                                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit                                                              $  1,011       $  1,060
Bank loans-current portion                                                            215            188
Capital lease obligations - current portion                                           107            126
Accounts payable                                                                    5,416          3,186
Accrued expenses and other payables                                                 3,171          4,620
Income tax payable                                                                    379            296
Subscription payable                                                                  390            775
Loan payable to related party                                                         513            369
                                                                                 --------       --------
Total Current Liabilities                                                          11,202         10,620
                                                                                 --------       --------
Long-term liabilities:
Bank loans - non current portion                                                    1,195              6
Capital lease obligations - non current portion                                        63             78
Bank loan interest payable                                                            576             --
Convertible Debenture                                                               8,000             --
                                                                                 ---------      ---------
Total long-term liabilities                                                         9,834             84
                                                                                 --------       --------
Total liabilities                                                                  21,036         10,704

Minority interest in consolidated subsidiaries                                     11,024          8,714

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   issued and outstanding - none                                                       --             --
Common stock, par value $0.0001, Authorized - 125,000,000 shares issued and outstanding:
   March 31, 2006 - 13,238,497 shares issued, 10,889,611 outstanding
   December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding                        1              1
Treasury stock, at cost (2006 Q1: 2,348,886 shares, 2005: 1,169,663 shares)          (243)          (119)
Additional paid-in capital                                                         58,220         57,690
Cumulative other comprehensive income (loss)                                          227            247
Accumulated deficit                                                               (25,666)       (26,587)
Less stock subscription receivable                                                    (57)           (44)
                                                                                 --------       --------
Total Stockholders' Equity                                                         32,482         31,188
                                                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 64,542       $ 50,606
                                                                                 ========       ========

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

                                                          2006            2005
                                                          ----            ----
THREE MONTHS ENDED MARCH 31:
Revenues                                                $ 15,034       $  9,212
  Services                                                 8,888          3,264
  Product sales                                            6,146          5,948
                                                        --------       --------
Cost of revenues                                          (8,553)        (7,514)
  Services                                                (3,256)        (2,321)
  Product sales                                           (5,297)        (5,193)
                                                        --------       --------
Gross margin                                               6,481          1,698

Selling, general and administrative expenses              (4,323)          (882)
Depreciation and amortization                                (58)           (43)
Interest expense                                             (88)            --
                                                        --------       --------
EARNINGS FROM OPERATIONS                                   2,012            773

Interest income                                               32              -
Sundry income                                                125             93
                                                        --------       --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST         2,169            866

Provision for income taxes                                  (115)           (26)

Share of earnings of associated companies                     (3)            (8)
Minority interests                                        (1,130)          (417)
                                                        --------       --------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS           $    921       $    415
                                                        ========       ========
BASIC EARNINGS PER SHARE                                $   0.08       $   0.04
                                                        ========       ========
DILUTED EARNINGS PER SHARE                              $   0.08       $   0.04
                                                        ========       ========

   The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                               CUMULATIVE
                                                  ADDITIONAL      STOCK          OTHER                                    TOTAL
                             PREFERRED  COMMON      PAID-IN   SUBSCRIPTION   COMPREHENSIVE    ACCUMULATED  TREASURY   STOCKHOLDERS'
                               STOCK      STOCK     CAPITAL    RECEIVABLE    INCOME/(LOSS)      DEFICIT      STOCK        EQUITY
                             --------   --------   --------    -----------      --------       --------     -------       ------
BALANCE AT DECEMBER 31,
2005
(10,831,024 SHARES)             --         $1       $57,690       $(44)           $247         ($26,587)     ($119)      $ 31,188
                             ========   =======    ========    ==========      =========       =========    =======     =========
Net earnings                    --                                                                  921                       921
Exercise of stock options
  for cash and receivable
  (24,000 shares)               --                       42                                                                    42
Issuance of common stock
  for acquisition of
  subsidiaries
  (58,787 shares)               --                      397                                                                   397
Repurchase of common
  shares (less 24,200 shares)   --                                                                            (124)          (124)
Cumulative foreign
  exchange gain/(loss)          --                                                 (20)                                       (20)
Stock-based compensation                                 62                                                                    62
Issuance of warrants for fees
  of issuing convertible debt
  (16,000 warrants)                                      29                                                                    29
Less stock subscription
  receivable                    --                                 (13)                                                       (13)
                             --------   --------   --------    -----------      --------       --------     -------       --------
BALANCE AT MARCH 31, 2006
  (10,889,611 SHARES)           --      $     1    $ 58,220       $(57)           $227         $(25,666)     $(243)       $32,482
                             ========   ========   ========    ===========      ========       ========     =======       =========

               The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                     2006            2005
                                                                                   ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                        $    921       $    415
ADJUSTMENT TO RECONCILE NET EARNINGS TO NET CASH USED IN OPERATING ACTIVITIES:
Equity loss of associated company                                                          3             --
Minority Interest                                                                      1,130            417
Unrealized loss/gain) on marketable equity securities                                     (2)            --
Exchange gain due to foreign currency translation                                         20             --
Depreciation and amortization                                                            296             43
Stock-based compensation                                                                  62             --
CHANGES IN CURRENT ASSETS AND LIABILITIES NET OF EFFECTS FROM PURCHASE OF
  SUBSIDIARIES:
   Accounts receivable and other current assets                                       (6,296)        (2,153)
   Inventories                                                                          (527)          (430)
   Accounts payable and other accrued expenses                                           807         (1,798)
                                                                                    --------       --------
NET CASH USED IN OPERATING ACTIVITIES                                                 (3,586)        (3,506)
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash                                                               (1)            --
Increase in purchase of marketable securities                                            (24)           (36)
Acquisition of property and equipment                                                 (1,751)            63
Acquisition of subsidiaries and affiliated companies                                    (390)          (233)
                                                                                    --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                                 (2,166)          (206)
                                                                                    --------       --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in loan receivables                                                              37             --
Increase in loans receivable from related party                                         (794)            --
Increase in loan payable to related party                                                144            467
Dividend paid to minority interest shareholders                                           --           (339)
Repayments under bank line of credit                                                     (49)            -
Advances under bank loan                                                                 153           (836)
Repayments of amount borrowed under capital lease obligations                            (34)            --
Repurchase of treasury shares                                                           (124)             -
Proceeds from exercise of stock options and warrants                                      29            111
Proceeds from issuance of convertible debenture                                        8,000              -
                                                                                    --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    7,362           (597)
                                                                                    --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,610         (4,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                     9,579          6,764
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD
                                                                                    $ 11,189       $  2,455
                                                                                    ========       ========
CASH PAID FOR:
  Interest                                                                          $     87       $     45
  Income taxes                                                                      $     32       $     34

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under bank financing agreement                                   1,082             --
Investments in subsidiaries acquired through the issuance of common stock                397             --

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Amounts expressed in United States dollars unless otherwise stated)


1. BASIS OF PRESENTATION

DESCRIPTION OF OPERATIONS - PacificNet Inc. (referred to herein as "PacificNet" or the "Company"), through our subsidiaries, provides outsourcing services, value-added telecom services (VAS) and communication products distribution services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which is comprised of interactive voice response (IVR) systems, call center management systems, and voice over Internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). The Company's operations are primarily targeted in the China and Hong Kong market.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --The condensed unaudited consolidated financial statements include the accounts of PacificNet Inc. and its subsidiaries. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. PacificNet's 2005 Annual Report on Form 10-KSB includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123-R, SHARE-BASED PAYMENT ("SFAS 123(R)"). SFAS 123(R) replaces SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the quarter March 31, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 7.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140 ("SFAS 155"). This statement amends SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This
Statement: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The Company is evaluating the provisions of SFAS 155. The effects of adopting of SFAS 155 on the Company's financial statements are not known at this time.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive EPS for first quarter of 2006 exclude the potential dilutive effect of 766,000 (2005: 400,000) warrants because their impact would be anti-dilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three months ended March 31:

                                                                                   2006                   2005
-------------------------------------------------------------------------- --------------------------------------------
                                                                             (IN THOUSANDS OF UNITED STATES DOLLARS,
                                                                               EXCEPT WEIGHTED SHARES AND PER SHARE
                                                                                             AMOUNTS)
-------------------------------------------------------------------------- --------------------------------------------
Numerator: earnings                                                                     $921                   $415
                                                                                         ===                    ===
Denominator:
  Weighted-average shares used to compute basic EPS                               10,855,761              9,794,088
  Dilutive potential from assumed exercise of stock options and warrants             671,184              1,034,103
                                                                                  ----------              ---------
Weighted-average shares used to compute diluted EPS                               11,526,945             10,828,191
                                                                                  ==========             ==========
Basic earnings per common share:                                                      $0.08                  $0.04
                                                                                       ====                   ====
Diluted earnings per common share:                                                    $0.08                  $0.04
                                                                                       ====                   ====


4. BUSINESS ACQUISITIONS

During the first quarter of 2006, PacificNet acquired various entities in accordance with the Company's strategy to grow via mergers and acquisitions. The entities acquired met various PacificNet acquisition criteria, which include reasonable expectations for positive earnings and cash flow within two years of acquisition and reputation for high quality and performance in customer relationship management, brand name recognition, and well-established relationships with clients. Several factors contributed to the determination of the negotiated purchase price and deal structure, including the value of assets acquired and liabilities assumed, historical EBITDA and projected EBITDA. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations.

A summary of business acquisitions for the periods presented follows:


GUANGZHOU WANRONG INFORMATION TECHNOLOGY CO., LIMITED (INCORPORATED IN THE PRC)

On January 31, 2006, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest in Guangzhou Wanrong Information Technology Co. Limited (Guangzhou Wanrong), one of the leading value-added telecom service providers in China, located in PRC Guangzhou. Since its inception in 2003, Guangzhou Wanrong has achieved strong growth in its VAS including SMS, WAP, JAVA, MMS, IVR, multimedia entertainment download services, media interactive products, mobile email services, life, sports, entertainment, and business information services. Guangzhou Wanrong was granted nationwide SMS service numbers "2388" for China Mobile and "9928" for China Unicom. Wanrong's integrated value-added mobile services system is valuable for the implementation of PacificNet's "iPACT program", a standard service-mark for PacificNet's VAS profit-sharing alliance partnership program.

The consideration was paid as follows:

(i) The purchase consideration for 51% of the equity interest of Guangzhou Wanrong was approximately US$1.75million, payable 21% in cash and 79% in restricted shares of PacificNet common stock valued at $8 per share, or about 173,000 restricted shares.

(ii) Under the purchase agreement, Guangzhou Wanrong has made a guarantee to generate US$500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly.

(iii) PacificNet will also invest approximately RMB 3 million (or about US$370,000) in Guangzhou Wanrong for general corporate purposes. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income


A summary of the assets acquired and liabilities assumed in the acquisition follows:

----------------------------------------------------------------------
Estimated fair values:
----------------------------------------------------------------------
Current Assets                                                $185,050
Property Plant and equipment                                        --
Goodwill                                                       461,468
                                                              --------
Total Assets Acquired                                          646,158
Current Liabilities assumed                                         --
                                                              --------
Net assets acquired                                           $646,158
                                                              ========


As of March 31, 2006, goodwill of $461,468 represents the excess of the purchase price over the fair value of the assets acquired and is not deductible for tax purposes. The total amount of goodwill by reportable segment for Value-added Telecom Services was $10,045,253 (see Note 9).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Guangzhou Wanrong acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Guangzhou Wanrong. Accordingly, the operating results of Guangzhou Wanrong have been consolidated with those of the Company starting January 31, 2006. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration was considered contingent consideration and after the audited combined after-tax profit of US$123,305 for the 3 months ended March 31, 2006 was available. All the contingent consideration has been reflected in the consolidated financial statements of the Company as of March 31, 2006.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The following un-audited pro forma consolidated financial information for the three months ended March 31, 2006 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2005 and 2006 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2005 and 2006 respectively, and may not be indicative of future operating results.

------------------------------------------------------------------------------
                                       Quarter ended March   Quarter ended March
                                            31, 2006               31, 2005
------------------------------------------------------------------------------
                                          (UN-AUDITED AND IN THOUSANDS OF U.S.
                                                        DOLLARS)
------------------------------------------------------------------------------
Revenue                                      $15,289                $9,437
Operating income                              $2,141                 $812
Net earnings                                    $933                  $454
Earnings per share - basic (cents)             $0.09                  $0.04
Earnings per share - diluted (cents)           $0.08                  $0.04


PacificNet included the financial results of Guangzhou Wanrong in its consolidated 2006 Q1 financial results from the date of the purchase, January 31, 2006 through March 31, 2006.

PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO., LIMITED (INCORPORATED IN THE PRC)
------------------------------------------------------------------------------

On February 26, 2006, PacificNet acquired a 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone and accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China. iMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 2.3 million registered online users and over 400,000 active users, with 5 million daily page views and 20,000 blog postings per day, which makes iMobile the top ranked site in its category in China. This acquisition was structured in the same manner as our other acquisitions, that are classified and accounted for as variable interest entities in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51.), with operation and services agreements between Beijing Xing Chang Xin Science and Technology Development Co. Limited Incorporated DE and PacificNet Imobile (Beijing) Technology, Co. Ltd. WOFE. The results of variable interest entities acquired during the period are included in the consolidated income statements from the effective date of the acquisition.

The consideration was paid as follows:

(i) The purchase consideration for 51% of the equity interest of iMobile is approximately US$1.8 million, which represents approximately seven times the anticipated future annual net income of iMobile.

(ii) The purchase consideration is payable 14% in cash and 86% in restricted shares of PacificNet valued at $8 per share, or about 191,875 restricted shares. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income.

(iii) Under the purchase agreement, iMobile has committed to generate US$500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly.

(iv) PacificNet will also invest approximately RMB2 million (about US$250,000) in iMobile for general corporate and working capital purposes to support growth. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income.

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

 ----------------------------------------------------------- ---------------- --------------- ----------------- ------------------
                                                                 Group 1.
                                                               Outsourcing       Group 2.         Group 3.           Total
                                                                 Services       Value-Added    Distribution of
 (US$000s)                                                       Products         Services     Communications
 ----------------------------------------------------------- ---------------- --------------- ----------------- ------------------
 Balance as of December 31, 2005                                       $3,543          $9,584            $1,100            $14,227
                                                                   ==========      ==========        ==========         ==========
 Goodwill acquired during the first quarter                                --             461                --                 --
 Impairment losses                                                         --              --                --                 --
 Goodwill written off related to sale of business unit                     --              --                --                 --
 Balance as of March 31, 2006                                          $3,543         $10,045            $1,100            $14,688
                                                                   ==========      ==========        ==========         ==========

6. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the quarter ended March 31, 2006, the Company had the following equity transactions: (i) 24,000 shares of common stock were issued as a result of the exercise of stock options with cash consideration of $42,000 in the aggregate and (ii) 58,787 shares of common stock were issued for acquisition of subsidiaries valued at $397,000.

b) STOCK OPTION PLAN - See Note 7 for further details.

The status of the Stock Option Plan as of March 31, 2006, is as follows:


-------------------------------- ------------------ ----------------------------
                                      OPTIONS                 WEIGHTED
                                                              AVERAGE
                                                           EXERCISE PRICE
-------------------------------- ------------------ ----------------------------
OUTSTANDING, DECEMBER 31, 2005            1,384,100                        $3.99
Granted                                           -                            -
Cancelled                                         -                            -
Exercised                                  (24,000)                        $1.75
                                 -----------------------------------------------
OUTSTANDING, MARCH 31, 2006               1,360,100                        $4.17
                                     ==============               ==============
-------------------------------- ------------------ ----------------------------

c) WARRANTS

At March 31, 2006, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 4.10 years and the weighted average price per share is $10.61 per share as follows:

--------------------------- ----------------------- ----------------------------
                                EXERCISE PRICE
 Shares of common stock            PER SHARE        EXPIRATION DATE OF WARRANTS
--------------------------- ----------------------- ----------------------------
             123,456                      $7.15           January 15, 2009

             117,682                      $3.89           November 15, 2009

             350,000                     $12.21           December 9, 2009

             400,000                     $12.20           March 13, 2011

              16,000                     $12.20           March 13, 2011
           ---------
           1,007,138
           =========

On March 13, 2006, we issued 400,000 warrants to several institutional investors. On the same day we issued 16,000 warrants to our placement agent for the transaction. See Note 8 for further details.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarter ended March 31, 2006:

----------------------------------------------------------------------------------------------------------------
                                                          Number of                   Remarks
                                                            shares
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005:                              1,169,663
Plus:  options exercised and issued during Q1               24,000
Share consideration for acquisition of Chinagohi issued
       during Q1 under Sale and Purchase Agreement         137,500
Less:  Shares issued to Shanghai Classic                   (24,200)

Plus:  Repurchase of shares from Shanghai Classic           24,200

Holdback shares as contingent consideration              1,017,723              Including 687,500 shares relating
       due to performance targets not yet met                                   to Chinagohi; 138,348 shares to
                                                                                Guangzhou Wanrong; 191,875 shares
                                                                                to iMobile
                                                        ----------
Balance, March 31, 2006                                  2,348,886
Shares outstanding at March 31, 2006                    10,889,611
                                                        ----------
Shares issued at March 31, 2006                         13,238,497
                                                        ==========

On March 13, 2006, we repurchased 24,200 restricted shares of our common stock from Yueshen, a subsidiary of Shanghai Classic for a repurchase price of RMB1,000,000 (approximately USD$124,223 using exchange rate of 1USD= 8.05 RMB). The shares repurchased was proposed by Yueshen and has been unanimously agreed by both parties.


7. STOCK-BASED COMPENSATION

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company's adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company's stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The amount of stock-based compensation expense recognized during the three months ended March 31, 2006 was $61,709.

During the quarter ended March 31, 2006, the Company did not grant any new stock options and 24,000 options were exercised. No options were canceled or forfeited.

Additional information on options outstanding as of March 31, 2006 is as follows:

-------------------------- ----------------- --------------- -------------------
                               WEIGHTED          OPTIONS            AVERAGE
                                AVERAGE                            REMAINING
                               EXERCISE                           CONTRACTUAL
                                 PRICE                               LIFE
-------------------------- ----------------- --------------- -------------------
Options outstanding               $4.17          1,360,100         1.99 years
Options exercisable               $3.31          1,027,500         1.51 years
-------------------------- ----------------- --------------- -------------------


8. CONVERTIBLE DEBENTURES

On March 13, 2006, we completed a private placement in which we sold $8,000,000 in convertible debentures and issued warrants to purchase up to an aggregate of 400,000 shares of common stock. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain dilutive events. The debentures are due March 13, 2009. The warrants are exercisable for a period of five years at an exercise price of $12.20 per share. At the closing of the private placement, we prepaid the first year's interest on debentures equal to 5% of the aggregate principal amount of debentures. We will pay interest in cash or shares, provided that certain conditions are met, at the rate of 6% for the second year the debentures are outstanding and then 7% for the third. Beginning January 1, 2007, we are obligated to redeem up to $320,000 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We also have the option to prepay the debentures at any time, provided that certain conditions have been met, after the 12 month anniversary of the effective date of the registration statement that has been filed with the Securities and Exchange Commission with respect to the common stock issuable upon conversion of the debentures, some or all of the outstanding debentures for cash in an amount equal to 120% of the principal amount outstanding, plus accrued, but unpaid interest, liquidated damages and penalties outstanding. At any time after the six month anniversary of the effective date, we may force the holders to convert up to 50% of the then outstanding principal amount of the debentures, subject to certain trading conditions being met. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages and penalties, which shall become immediately due and payable.

C.E. Unterberg, Towbin L.L.C. acted as Placement Agent and received a negotiated cash fee in the amount of $449,500 and a warrant to purchase up to 16,000 shares at an exercise price of $12.20 per share, which expire five years from the date of issuance. The fair value of these warrants totaled $28,952 and such amount was charged to other assets, net, and will be amortized over the life of the debentures, and credited to additional paid-in capital during the three months ended March 31, 2006. Maxim Group also acted as Placement Agent and received a cash fee in the amount of $50,000.

In connection with the issuance of the debentures, the Company incurred $1,432,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees, and prepaid interest. These costs are being amortized and are recorded as additional expense over three years, the scheduled life of the debentures on which holders have the option to require the Company to repurchase the debentures. Amortization expense related to the issuance costs during the three months ended March 31, 2006 was immaterial. At March 31, 2006, net debt issuance costs associated with the debentures was $1,432,000 and is recorded in other assets, net.


9. SEGMENT INFORMATION

The Company determines and classified its operating segments in accordance with SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. "The Company identifies and classifies its operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which are summarized as follows:

         (1) Outsourcing Services - involves human voice services such as Business Process Outsourcing, CRM, call center, IT Outsourcing and software development services. These types of services are conducted through our subsidiaries EPRO, Smartime/Soluteck and PacificNet Solution Ltd.
                                       13

         (2) Value-Added Telecom Services (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi (Lion Zone, aka GoHi), Linkhead, Clickcom and Guangzhou 3G.

         (3) Communication Products Distribution Services Group - primarily involves voice products distribution such as distribution of calling cards and other products, which are conducted through our subsidiaries iMobile, Shanghai Classic and PacificNet Communication.

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

-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
FOR THE THREE  MONTHS           Group 1.            Group 2.            Group 3.           Group 4.            Total
ENDED MARCH 31, 2006         Outsourcing         VAS Business       Communications     Other Business
                               Business                              Distribution
                                  ($)                ($)             Business ($)            ($)               ($)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Revenues                        3,027,000          7,040,000           3,355,000           1,612,000       15,034,000
(% of Total Rev)                  (20.1%)            (46.8%)             (22.3%)             (10.7%)           (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Earnings / (Loss) from
Operations                        120,000          1,714,000             351,000           (173,000)        2,012,000
(% of Total Earnings)              (6.0%)            (85.2%)             (17.4%)             (-8.6%)           (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Total Assets                    7,446,000         20,637,000          14,011,000          22,448,000       64,542,000
(% of Total Assets)               (11.5%)            (32.0%)             (21.7%)             (34.8%)           (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Goodwill                        3,543,000         10,045,000           1,100,000                   -       14,688,000
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Geographic Area                   HK,PRC             HK,PRC              HK,PRC             HK,PRC
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------


-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
For the three months         1.Outsourcing          2. VAS        3. Communications   4. Other Business       Total
ended                          Business            Business          Distribution
March 31, 2005                    ($)                ($)             Business($)             ($)               ($)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Revenues                        3,064,000          1,409,000            4,676,000            63,000         9,212,000
(% of Total Rev)                  (33.3%)            (15.3%)              (50.8%)            (0.7%)            (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Earnings / (Loss) from
Operations                        239,000            556,000              129,000         (151,000)           773,000
(% of Total Earnings)             (30.9%)            (71.9%)              (16.7%)          (-19.5%)            (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Total Assets                    4,476,000          4,200,000            8,388,000        14,266,000        31,330,000
(% of Total Assets)               (14.3%)            (13.4%)              (26.8%)           (45.5%)            (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Goodwill                        3,543,000          4,489,000            1,100,000                 -         9,132,000
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Geographic Area                   HK,PRC             HK,PRC              HK,PRC             HK,PRC
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------

Product and service revenues classified by major geographic areas are as follows
(in US$):

-------------------------------------- ----------------------- ------------------ ------------------ ---------------------
March 31, 2006                               Hong Kong                PRC           United States           Total
-------------------------------------- ----------------------- ------------------ ------------------ ---------------------
Product revenues                             $4,517,000           $1,629,000             $0-              $6,146,000
-------------------------------------- ----------------------- ------------------ ------------------ ---------------------
Service revenues                             $3,031,000           $5,857,000             $0               $8,888,000
-------------------------------------- ----------------------- ------------------ ------------------ ---------------------

-------------------------------------- ----------------------- ------------------ ------------------ ---------------------
March 31, 2005                               Hong Kong                PRC           United States           Total
-------------------------------------- ----------------------- ------------------ ------------------ ---------------------
Product revenues                             $508,000              $5,440,000            $0-              $5,948,000
-------------------------------------- ----------------------- ------------------ ------------------ ---------------------
Service revenues                             $2,232,000            $1,032,000            $0               $3,264,000
-------------------------------------- ----------------------- ------------------ ------------------ ---------------------


10. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES
------------------------------------

As of March 31, 2006, there was a total loan receivable of approximately $3,314,000 due from related parties while the loan due to related party was $513,000.

As of March 31, 2006, the related party loan receivables included $1,026,000 due from Take 1, an affiliated company that is 20% owned by PacificNet, $2,288,000 due from shareholder and directors of PacificNet's subsidiaries. The loans receivable from shareholders and directors of PacificNet's subsidiaries comprised of $1,251,000 due from a shareholder of Yueshen, $86,000 due from a shareholder of EPRO, $196,000 due from a director of Soluteck, $257,000 due from a director of Clickcom, and $498,000 due from a company owned by a shareholder of Lion zone (ChinaGohi).The terms of these related parties loan receivables and payables are summarized below:

LOAN TO TAKE 1
--------------

Take 1 is an affiliated company, 20% owned by PacificNet as of March 31, 2006. A Convertible Loan of $1,026,000 is outstanding from Take 1 as of March 31, 2006, the purpose of which was a working capital loan to finance the expansion of Take 1's business in Europe and North America.

LOAN TO YUESHEN'S SHAREHOLDER
-----------------------------

As of March 31, 2006, there was $1,251,000 loan receivable due from the shareholder of Yueshen, a subsidiary of the Company. The purpose of the loan was to repay the working capital loan owed by the predecessor of Yueshen prior to PacificNet's acquisition and to finance Yueshen shareholder's other projects. This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen.

LOAN TO SOLUTEK'S DIRECTOR
--------------------------

As of March 31, 2006, there was a loan receivable of $196,000 due from a director of Soluteck, payable in three equal installments of $72,314 each, being principal plus interest, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet's shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO DIRECTOR OF CLICKCOM
----------------------------

As of March 31, 2006, there was a loan of $257,000 receivable from the shareholders of Clickcom VIE. The loan was advanced by the Company to Clickcom VIE which in turn loaned to the shareholders of Clickcom VIE to finance the development of new projects. Pursuant to the loan agreement signed between the Company and Clickcom VIE, this loan has a two year term due on August 30, 2007 and bears a 2% interest rate and is personally and jointly guaranteed by all the three shareholders of Clickcom VIE on top of the pledged shares up to 130,000 PacificNet's shares and all remaining assets and equity ownership of Clickcom BVI.

LOAN TO SHAREHOLDER OF EPRO
---------------------------

As of March 31, 2006, a loan receivable of $86,000 was due from a shareholder of Epro. The loan is unsecured, interest-free and repayable on demand.

LOAN TO A COMPANY OWNED BY A SHAREHOLDER OF LION ZONE (CHINAGOHI)
------------------------------------------------------------

Aa of March 31, 2006, a loan receivable of $498,000 was due from a company owned by a shareholder of Lion Zone (ChinaGohi). The loan is collateralized by this company's real estate.

LOAN PAYABLE TO RELATED PARTY
-----------------------------

As of March 31, 2006, a loan of $513,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purposes expiring August 4, 2010, bearing interest at the Hong Kong Prime lending rate of approximately 6.5% interest per annum prevailing in the year 2005.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES. The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2006 Q1 amounted to $320,000 (2005 Q1: $153,000). Future minimum lease payments under non-cancelable operating leases are as follows: 2006: $815,000 and 2007: $806,000.

RESTRICTED CASH - The Company has a $164,000 pledged bank deposit for Epro which represents overdraft protections with certain financial institutions and a fixed deposit of $1,489,000 for Lion Zone (ChinaGoHi) utilized to provide guarantee for a related party.

BANK LINE OF CREDIT (2006 Q1): As of March 31, 2006, Epro has an overdraft banking facility with certain major financial institutions in the aggregate amount of $1,011,000, which is secured by a pledge of its fixed deposits of $164,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier.

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

In order to satisfy the capital requirement of RMB 10,000,000, the shareholders of Dianxun had contributed relevant assets equivalent to RMB9,000,000 on behalf of Dianxun and such assets were verified by an independent professional accountant. Subsequently, such assets were returned back to the shareholders. In the opinion of the directors, even though the capital requirement is not fulfilled, Dianxun can continue to carry on business. No provision for any loss arising from the consequential actions that may be taken by the authority in the PRC and any potential penalties or claims for the Company not maintaining the minimum stated capital requirements of the PRC have been made in these financial statements.

Dianxun's contribution to consolidated revenues and net earnings for 2006 was approximately 0.50% and 1.39%, respectively. Upon demand by the PRC authorities, PacificNet has agreed to loan Clickcom the remaining balance of the registration capital to provide the stated capital in accordance with PRC laws.

BANK LOANS. Bank loans represent the following at March 31, 2006 (in thousands):

          -------------------------------------- ---------------------

          Secured [1]                                    1,380
          -------------------------------------- ---------------------
          Unsecured                                         30
          -------------------------------------- ---------------------
          Less: current portion                            215
          -------------------------------------- ---------------------
          Non current portion                            1,195
          -------------------------------------- ---------------------

Bank Loans are generated by two of the Company's subsidiaries. One of the subsidiaries is Pacificnet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC, primarily engaged in the business of providing call center and customer relationship management (CRM) services as well as other business outsourcing services.

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $164,000 (2005:$163,000) of a subsidiary of the Company.

(Aggregate future maturities of borrowing for the next five years are as follows: 2006: $169,000, 2007: $100,000 and 2008: $78,000)

The remaining bank loans of $1,063,000 are generated by PacificNet Inc. relating to a fixed asset of $1,082,000 bought during the first quarter with a total cost of $2,255,000. The repayment of the bank loan was $19,000. (Aggregate future maturities of borrowing for the following period are as follows: Less than 1 year: $46,000, 1-5year: $274,000 and after 5 years: $743,000)

CAPITAL LEASE OBLIGATIONS. The Company leases various equipments under capital leases expiring in various years through 2008. Aggregate minimum future lease payments under capital leases for each of the next five years are as follows:
(2006: $107,000; 2007: $57,000; and 2008: $6,000)

12. OTHER CURRENT ASSETS

Other current assets consists of the following at March 31, 2006 (in thousands):

Deposit                                        $1,011
Prepayment for future service                   1,613
Other current assets                              766
Other receivables                               3,109
                                               ------
Total                                          $6,499
                                               ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.


PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.


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

On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historicalexperience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are notreadily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:


ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that our trade receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to earnings, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.


INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.


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

VALUATION OF LONG-LIVED ASSETS INCLUDING GOODWILL AND PURCHASED INTANGIBLE
ASSETS

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified. The accounting effect of an impairment loss would be a charge to earnings, thereby reducing our net earnings.


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

(3) Communication Products Distribution Services: including mobile communication products and accessories, calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service kiosks and gaming machines.

(4) Other Business: including internal administrative matters, other related corporate items, and other business such as PacificNet Power. PacifiNet Power Limited (PacPower) has enjoyed significant growth beginning in late 2005 and early 2006. The following is a more detailed description of PacPower:

PacPower was founded in Hong Kong on January 10, 2005, as a subsidiary of PacificNet Limited with 51% ownership by PacificNet. Headquartered in Hong Kong, PacPower invests in, develops, markets, distributes, resells, and manufactures energy saving products for use in commercial, residential and industrial settings. PacPower also engages in energy management services (EMS), energy savings consultation, analysis and solutions implementation, outsourcing energy management services, energy savings performance contract (ESPC). PacPower's energy management services include electrical power management for lighting, air conditioning, elevators and escalators, buildings and roads, and energy related engineering services.

PacPower recognizes revenue from product sales under the following two types of contracts:

1) Equipment sale contract - Under the Equipment sale contract, we recognize revenue when persuasive evidence of an arrangement exists, the sales price to the buyer is fixed or determinable, collectability is reasonably assured, delivery has occurred and accepted by the buyers.

2) Energy Management Contract (EMC) or Energy Savings Sharing Contract - Under this contract, we grant customers extended payment terms under contracts of sale. These contracts are generally for a period of one to six years at prevailing interest rates and are collateralized by the related equipment, which if repossessed, may be less than the receivable balance outstanding. We recognize revenue under profit sharing agreements when the amounts are fixed and determinable and collectability is reasonably assured. Amounts received by us in excess of the original estimated cost savings on the contract is recorded as interest income.


RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

------------------------------------------------ ------------------------------

                                                      QUARTER ENDED MARCH 31,
------------------------------------------------ ----------------- ------------
                                                    2006 (%)           2005 (%)
------------------------------------------------ ----------------- ------------
Revenues                                               100.00          100.00

Cost of Revenues                                       (56.89)         (81.57)

Gross Margin                                            43.11           18.43

Selling, general and administrative expense            (28.75)          (9.57)

Depreciation and amortization                           (0.39)          (0.47)

Interest expense                                        (0.59)              -

Earnings from operations                                13.38            8.39

Interest income                                          0.21               -

Sundry income                                            0.83            1.01

Provision for income taxes                              (0.76)          (0.28)

Share of earnings of associated companies               (0.02)          (0.09)

Minority interest                                       (7.51)          (4.53)

Net earnings                                             6.13            4.50

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES. Revenues for the three months ended March 31, 2006 were $15,034,000, an increase of 63% as compared to $9,212,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, revenues of $3,027,000, $7,040,000 and $3,355,000 were derived from the services rendered by the Company's three operating units: Outsourcing Services, Value-Added Services, and Communications Products Distribution Services, respectively. In the aggregate, the two newly acquired subsidiaries contributed to 8.41% of the total revenue. The increase in revenue was mainly due to revenue derived from the following sources:

(a)  New acquired subsidiaries in Group (2) Value-added Telecom Services:
     Guangzhou Wanrong added approximately $263,000 to three months ended March 31, 2006. We believe that Wanrong's unique and innovative value-added services will contribute positively to PacificNet's overall revenues. Wanrong's nationwide VAS licenses and customer service numbers covering China represent an opportunity to enhance PacificNet's iPACT VAS network in China;

(b)  New acquired subsidiary in Group (3) Communication Products Distribution
     Services: iMobile added approximately $1,001,000 to three months ended March 31, 2006. The acquisition is expected to expand PacificNet's position as a leading provider of e-commerce, customer services and CRM in China's mobile distribution market and increase our e-commerce and VAS revenues and our nationwide CRM service coverage;

(c) In March 2005, we entered an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. With China's anticipated 3G launch, the stakes are high and the opportunities are immense for new 3G value-added services. Telecom users in China can experience our iPACT VAS through our broad geographical presence and local VAS offerings in 27 provinces in China through our VAS operating subsidies including Guangzhou 3G and Clickcom. Guangzhou 3G ($2,004,000)contributed $2,004,000 to the increase in the total revenues for our VAS business during the first quarter of 2006 and helped us in entering the mobile Internet market in China.

(d) In December, 2005, we acquired a controlling interest in Shenzhen GuHaiGuanChao Investment Consultant Company Limited ("ChinaGoHi"), a wholly owned foreign enterprise (WOFE) registered in China, one of the most widely recognized brand names in China. We believe that the combination of ChinaGoHi's online and offline financial content, its innovative infomercials and publication of a leading weekly magazine on financial investment and wealth management for the Chinese investors, and ChinaGoHi's strong brand recognition among China's 80 million B2C retail investors in China's A-Share Stock Market, along with our growing call center telemarketing operations will allow us to drive sales from their information and marketing activities. Lion Zone contributed $3,332,000 to the increase in the total revenues for our VAS business during the first quarter of 2006 and helped us in entering the mobile Internet market in China.

(e) The remaining incremental revenues for three months ended March 31, 2006 as compared to prior period were derived from growth from existing subsidiaries such as Epro ($2,576,000), Beijing Linkhead ($1,629,000), and PacificNet Communications ($2,287,000), respectively.

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

Summarized financial information concerning each of our main operating units is set forth in the following table. The "Other Business" column included our other insignificant subsidiaries and corporate related items.


----------------------- -------------------- ------------------ --------------------- ----------------- --------------
FOR THE PERIOD ENDED                                                   Group 3.
                               Group 1                              Communications
                            Outsourcing          Group  2.            Distribution        Group 4
                             Business          VAS Business           Business         Other Business        TOTAL
MARCH 31, 2006                  ($)                 ($)                  ($)                 ($)              ($)
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Revenues                     3,027,000           7,040,000            3,355,000       1,612,000           15,034,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------
Earnings / (Loss) from
Operations                     120,000           1,714,000              351,000        (173,000)           2,012,000
----------------------- -------------------- ------------------ --------------------- ----------------- --------------

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2006 was $8,553,000, an increase of $1,039,000 from $7,514,000 for the three months ended March 31, 2005. The increase is directly associated with the corresponding increase in revenues. 23.6% of total cost of revenues is generated from Epro. As a contrast to the same period last year, the increase in cost of revenues for Epro is mainly due to the increase in software sales of staff cost, rent and rates etc. Additionally, 15.4% of total cost of revenues was contributed from PacPower, which resulted from two recent air conditioning projects awarded during the first quarter of 2006. The total contract sum approximated US$1.8M. In addition, PacPower received a contract for approximately $250,000 for a frequency inverter energy saving solution for our client. Approximately, 14.4% of cost of revenues was generated from the revenues of voice board for Linkhead.

GROSS PROFIT. Gross profit for the three months ended March 31, 2006 was $6,481,000, a significant increase of 282% as compared to $1,698,000 for the three months ended March 31, 2005. Gross margin for the three months ended March 31, 2006, was 43.11% of total revenues. As explained above, the improvement on gross margin for three months periods from the prior periods was primarily due to higher margin acquisitions added to PACT during the first quarter of 2006, such as Wanrong. The significant increase in gross margin came primarily from our phone card business, which has higher gross margins, typical for that industry. We believe that our overall gross margins approximate the industry standards and we expect our gross margin percentage to increase gradually as a result of cost reduction and efficient utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $4,323,000 for the three months ended March 31, 2006, an increase of 390% from $882,000 for the three months ended March 31, 2005. This increase resulted from the expansion of our operations such as newly acquired subsidiaries and the expansion of the management team, which included increased premises costs and staff costs, mainly attributable to the operations of Epro ($340,000), Linkhead ($107,000) and Lion Zone (ChinaGoHi)($2,707,000).
Our increase in the number of employees to 2,300 and expansion of VAS branch offices to 26 provinces in China at the end of the first quarter shifted our expenses to 28.75% of the total revenues.

OPERATING PROFIT. Quarterly operating profit was $2,012,000, an increase of 160% as compared to $773,000 from Q1 2005. Operating profit of $120,000, $1,714,000, and $351,000 for the three months ended 2006 were generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value Added Services
(VAS), and (3) Telecom Distribution Services, respectively. This compares to operating profit of $239,000, $580,000 and $129,000 for the three months ended 2005 respectively. We continued to shift our business from our traditional lower-margin distribution business (B2B services) to higher margin value-added telecom services and B2C e-commerce which will help drive superior bottom-line results. We believe that the Company has made substantial progress in a relatively short period of time which has been demonstrated by our increase in both gross and operating margins in the first quarter. The acquisitions such as Clickcom and Guangzhou 3G helped us enter the mobile internet market in China. Furthermore, the acquisition of iMobile (Beijing) Technology Co., Ltd. during the first quarter enhances our position in this rapidly growing B2C market in China. Furthermore, VAS Business expanded as Chinese companies are increasingly recognizing that we can help building their loyalty and make their products more competitive. The acquisition of a majority interest in Guangzhou Wanrong is expected to help support our growth during the second half of fiscal 2006 and beyond.

INCOME TAXES. Income tax provision was $115,000 for the three months ended March 31, 2006, as compared to $26 for the three months ended March 31, 2005. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended March 31, 2006 totaled $(1,130,000), compared with $(417,000) for the same period in the prior year, which represents the outside ownership interest in a subsidiary that is consolidated with the parent for financial reporting purposes.

NET PROFIT. Net profit for the three months ended March 31, 2006 was $921,000 which represented an increase of 122% as compared to $415,000 for the same period in the prior year. Net profit margin increased to 6.13% for Q1 2006 from 4.5% for Q1 2005. The Company's Q1 results also included a total of $358,000 in non-cash expenses, including depreciation and amortization expense of $296,000 and $62,000 non-cash stock-based compensation expense recognized during Q1 as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006. Each of our subsidiaries and investments, including Epro, Linkhead, Smartime, 3G, Clickcom and ChinaGoHi, Wangrong, iMobile, PacificNet Communications, and PacificNet Power were profitable. PacificNet's overall net profit increased due to (i) the acquisition of Guangzhou Wanrong and iMobile;
(ii) its selection as China Unicom's CRM consulting and training partner, to help Shangdong Unicom improve its service quality for its "10010" Information Hotline and Telesales Department, with a goal to generate profit through CRM services, telemarketing and outbound telesales; (iv) Linkhead's selection by Eastcom-BUPT (Beijing University of Posts and Telecommunications) to deploy Color Ring Back Tone ("CRBT") system for value- added telecom services;(v) Guangzhou 3G's partnering with Chinese Entertainment International (CEI) to launch the iPACT Mobile Video Services; (vi) its being selected by a leading property management company to Provide CRM and Direct Marketing Services for Loyalty Membership Card; and (vii) ChinaGoHi's launching of a stored-value point card for its financial content services in China.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS.
As of March 31, 2006, cash and cash equivalents were $11,189,000, compared to $2,323,000 at the end of Q1 2005 as a result of a recently completed private placement.

WORKING CAPITAL.
The Company's working capital increased to $27,711,000 at March 31, 2006, as compared to $ 20,510,000 at December 31, 2005. When compared to balances at December 31, 2005, an increase of 35% in working capital at March 31, 2006 was primarily due to the overall net increases in the working capital accounts resulting from significant increases in cash resulting from our $8,000,000 private placement of convertible debentures and increases in accounts receivables mainly attributable to the newly acquired subsidiaries.

NET CASH FROM OPERATING ACTIVITIES.
Net cash used in operating activities was $3,586,000 for the three months ended March 31, 2006 as compared to net cash used in operating activities of $3,506,000 for the three months ended March 31, 2005. Net cash used in operating activities in the three months ended March 31, 2006 was primarily due to net earnings offset by the non-cash addition of minority interest of $1,130,000 and the growth in the business operation for PacificNet power ($1,580,200) and communication ($1,779,920), which resulted in an increase in accounts receivable and other current assets ($6,296,000).

NET CASH FROM INVESTING ACTIVITIES.
Net cash used in investing activities was $2,166,000 for the three months ended March 31, 2006 compared to $206,000 for the comparative prior period. Net cash used in investing activities in the three months ended March 31, 2006 was primarily due to the acquisition of property and equipment for $1,751,000 and the payment for the acquisition of subsidiaries and affiliated companies of $390,000 (2005: $233,000).

NET CASH FROM FINANCING ACTIVITIES.
Net cash provided by financing activities for the three months ended March 31, 2006 was $7,362,000 primarily representing cash received from the private placement of $8,000,000 in convertible debentures offset by increases in loans to related parties of $794,000 and cash paid for the repurchase of treasury shares of $124,000. Net cash used in financing activities for the three months ended March 31, 2005 was ($597,000), which was primarily a result of repayment of Epro's banking facilities of $836,000, dividend paid out of $339,000 to minority interest shareholders by Linkhead, and cash received of $111,400 from the exercise of 57,000 share options.

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

OFF-BALANCE SHEET ARRANGEMENTS.
We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during the first quarter of 2006.

CONTRACTUAL OBLIGATIONS

We have significant cash resources to meet our contractual obligations as of March 31, 2006, as detailed below:

PAYMENTS DUE BY PERIOD

------------------------------------------- ------------------ -------------------- --------------- ----------------
Contractual Obligations                           Total         Less than 1 year      1-5 years       After 5 years
------------------------------------------- ------------------ -------------------- --------------- ----------------
Line of credit                              $  1,011,000       $  1,011,000                  --                --
Bank Loans                                  $  1,410,000       $    215,000         $   374,000        $  821,000
Bank Loan interest payable                  $    576,000       $     57,000         $   242,000        $  277,000
Operating leases                            $  1,621,000       $    815,000         $   806,000                --
Capital leases                              $    170,000       $    107,000         $    63,000                --
                                            ------------       ------------         ------------       -----------
Total cash contractual obligations          $  4,788,000       $  2,205,000         $ 1,485,000        $1,098,000
------------------------------------------- ------------------ -------------------- --------------- ----------------

CONCENTRATION OF CREDIT RISK

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenues and income from operations for the call center and VAS tend to be higher in the fourth quarter due to special holiday promotions. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

FOREIGN CURRENCY EXCHANGE RATE RISK.
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Hong Dollar and the Chinese Renminbi, could adversely affect our financial results. During the quarter ended March 31, 2006, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the Hong Dollar and the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and these two currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

All of our sales denominated in foreign currencies are denominated in the Hong Dollar and the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and these two currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

INTEREST RATE RISK.
Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. We are exposed to interest rate change risk with respect to Epros' (one of our subsidiaries) credit facility with a commercial lender. However, we do not believe that this interest rate change risk is significant.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         PacificNet Inc. (the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

         In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and CFO, as of end of the period covered by this report of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation The CEO and CFO concluded that as of March 31, 2006 the Company's disclosure controls and procedures contained significant deficiencies and material weaknesses. Also, as previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 Form 10-KSB"), as of the end of the period covered by this report, significant deficiencies and material weaknesses with respect to the Company's internal controls over financial reporting were identified and communicated to us by our independent auditors. The Company has implemented and continues to implement remediation initiatives and interim measures during the quarter ended March 31, 2006 and through the current date.

         In the absence of full implementation of the remediation initiatives in the first quarter of 2006, the Company has undertaken additional measures described below in the interim to ensure that the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company's management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.


MANAGEMENT'S REMEDIATION INITIATIVES AND INTERIM MEASURES

         Management has reviewed and begun to implement changes to the overall design of the Company's control environment, which includes formalizing the roles, duties and responsibilities of each functional group within the organization and putting in place a process by which each subsidiary's accounting staff must report and communicate required financial disclosures to the Company's primary accounting groups for review and oversight, as well as new procedures to monitor internal controls over financial reporting, which the CEO and CFO believe will greatly improve the current process.

         The following is a description of the Company's remediation initiatives with respect to each deficiency identified in the 2005 Form 10-KSB and at the end of the period covered by this report:

1. THE CURRENT ORGANIZATION OF THE ACCOUNTING DEPARTMENT DOES NOT PROVIDE PACIFICNET WITH THE ADEQUATE SKILLS TO ACCURATELY ACCOUNT FOR AND DISCLOSE SIGNIFICANT TRANSACTIONS OR DISCLOSURES.

REMEDIATION INITIATIVES

         Beginning in Q1 2006, the Company streamlined its reporting procedures by requiring all accounting groups within each subsidiary, which includes tax, treasury, financial planning and analysis groups, to directly report information and communicate to their respective accounting group at the Company's financial accounting headquarters in Shenzhen. Each accounting group at Shenzhen is now responsible for overseeing the reporting results delivered for each subsidiary within their group to ensure that the material transactions and financial disclosures provided by such group are accurate, complete and correct and do not contain any material misstatements or omit material information.

         The Company plans to retain the services of outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to supplement the Company's existing accounting personnel.

         The Company plans to expand the size of its internal audit group, and has determined to retain an outside independent consulting firm with relevant accounting experience. In connection with this expansion the Company will give the internal audit group the added responsibility to monitor its wholly owned subsidiaries and partially owned subsidiaries and joint venture operations through reviews and audits at such locations a minimum of three times a quarter. The Company believes that this new responsibility of the internal audit group is critical upon each new acquisition, as the newly acquired subsidiary must quickly become familiar with the Company's policies and procedures for processing, summarizing, reporting and disclosing material information and ensuring that financial information about the new subsidiary is properly accounted for and communicated to management.

2. CERTAIN KEY MANAGERS IN THE ACCOUNTING DEPARTMENT DO NOT APPEAR TO HAVE THE KNOWLEDGE AND EXPERIENCE REQUIRED FOR THEIR RESPONSIBILITIES.

REMEDIATION INITIATIVES

The Company created a new position, Vice President of Finance for China Operations, and has appointed Mary Ma to fill the position. Ms. Ma has the prior business experience required to act in a supervisory capacity for the Company, including experience with Chinese Accounting Standards, IAS and US GAAP, corporate finance, finance analysis and operation. Ms. Ma and Mr. Wang, the Company's CFO, with assistance from other senior members of the financial staff, have reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company.

The Company has plans to hire managers experienced in several key areas of accounting, including persons with experience in US GAAP consolidation requirements, SEC financial reporting requirements and international tax skills, who will include the following:

     o a consolidation manager with relevant accounting experience, skills and knowledge;
     o several senior managers familiar with SEC financial reporting requirements with relevant accounting experience, skills and knowledge; and
     o a senior manager with relevant PRC and international tax and accounting skills, experience and knowledge.

In September 2005, the Company implemented a formal training process to train its accounting and financial staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of the Company's business. The Company plans to conduct a training seminar regarding revenue recognition, including identification of non-standard contracts in China.

The Company has allocated resources to continue to hire additional accounting personnel in the U.S., Hong Kong and China, in the areas of tax, external financial reporting, revenue recognition, treasury, financial planning and analysis and corporate accounting with relevant accounting experience, skills and knowledge.


3. SUBSTANTIVE MATTERS ARE NOT BEING ADDRESSED APPROPRIATELY BY THE BOARD AND AUDIT COMMITTEE RESULTING IN INADEQUATE OVERSIGHT FROM THE BOARD AND AUDIT COMMITTEE.

REMEDIATION INITIATIVES

The Company has proposed to set forth a schedule and increase the frequency of Board of Director meetings and Audit Committee meetings. The Company, its Board of Directors and the Audit Committee have recognized that communication is required earlier and more frequently to ensure that substantive matters are addressed as early as possible in both the review and audit process and to allow for more detailed financial accounting reports and findings to be prepared and presented to the Audit Committee in a timely manner.


4. THE PROCESS THAT PACIFICNET IS CURRENTLY USING TO MONITOR THE ONGOING QUALITY OF INTERNAL CONTROLS PERFORMANCE, IDENTIFY DEFICIENCIES AND TRIGGER TIMELY CORRECTIVE ACTION IS NOT WORKING EFFECTIVELY.

REMEDIATION INITIATIVES

Utilization of Computerized Automated Controls:

         Beginning in the third quarter of 2005, the Company started to deploy a company-wide unified financial accounting system using the Kingdee K/3 Financial Accounting & ERP Software, provided by Kingdee International Software Group Company Limited (www.Kingdee.com), one of the top two financial accounting and ERP system providers in China. From Q3 2005 through Q1 2006, the Company rolled out and has successfully implemented the Kingdee K/3 Software for all its wholly owned subsidiaries. Commencing in the second quarter of 2006, the Company plans to roll out the Kingdee K/3 Software for its other partially owned subsidiaries and joint ventures in China.

         When fully operational, the Kingdee Software allows the Company and its subsidiaries to easily manage and monitor all financial and accounting processes within the group, which will assist the Company in collecting all material information necessary for its financial reports easily and accurately. During the first quarter of 2006, the Company implemented, and plans to continue to enhance, its month-end closing procedures, including reconciliations and controls over spreadsheets, and standardized checklists to ensure such procedures are consistently and effectively applied throughout the organization in order to improve the financial review time and quality to ensure that U.S. GAAP reviewers monitor financial information from non-U.S. locations in a consistent manner, through such measures as use of standardized reporting packages and review procedures.

         The Company plans to deploy a document management system with secured intranet access during the third quarter of 2006 to ensure that all material contracts are collected, retained and available for review by all at one site.

5. THERE IS NO ADEQUATE MEANS OF ACCURATELY CAPTURING AND RECORDING CERTAIN SIGNIFICANT AND COMPLEX BUSINESS TRANSACTIONS:

REMEDIATION INITIATIVES

In 2006 the Company began requiring centralized retention of documentation evidencing proof of delivery of products and services and final acceptance for revenue recognition purposes. The Company believes the document management system it plans to deploy as described above will be the primary tool to ensure that its business transactions are accurately recorded and evaluated for the purposes of legal and financial disclosure. The Company plans to design a contract review process in China requiring financial and legal staff to provide input during the contract negotiation process to ensure timely identification and accurate accounting treatment of non-standard contracts and to ensure proper revenue recognition with adequate documentation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SINCE THE FILING OF OUR ANNUAL REPORT ON FORM 10-KSB, WE HAVE IDENTIFIED THE FOLLOWING ADDITIONAL RISKS:

OUR MULTINATIONAL OPERATIONS SUBJECT US TO VARIOUS ECONOMIC, POLITICAL, REGULATORY AND LEGAL RISKS. We market and sell our products globally, with significant portion of our sales historically made in China. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

o    the burden of complying with a variety of foreign laws and regulations;
o the burden of complying with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act;
o difficulty complying with continually evolving and changing global product and communications standards and regulations for both our end products and their component technology;
o market acceptance of our new products, including longer product acceptance periods in new markets into which we enter;
o reliance on local original equipment manufacturers ("OEMs"), third party distributors and agents to effectively market and sell our products;
o    unusual contract terms required by customers in developing markets;
o    changes in local governmental control or influence over our customers;
o changes to import and export regulations, including quotas, tariffs, licensing restrictions and other trade barriers;
o evolving and unpredictable nature of the economic, regulatory, competitive and political environments;
o    reduced protection for intellectual property rights in some countries;
o unproven business operation models developed or operated in specific countries or regions;
o    longer accounts receivable collection periods; and
o difficulties and costs of staffing and managing multinational operations, including but not limited to internal controls and compliance.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. See "Item 8A--Controls and Procedures--Management's Report on Internal Control Over Financial Reporting" in our Annual report on Form 10-KSB for the year ended December 31, 2005 for a discussion of these material weaknesses. As of the date of the filing of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified. If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information required to be disclosed under this Item 2 with respect to our private placement of convertible debentures and warrants was previously included on a Current Report on Form 8-K filed with the SEC under Items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Exhibits) on March 6, 2006 and on a Current Report on 8-K filed with the SEC under Item 3.02 (Unregistered Sales of Equity Securities) on March 13, 2006.

REPURCHASES OF COMPANY COMMON STOCK
-----------------------------------
---------------------------- -------------------------- ------------------------- -------------------------- -----------------------
Period                       (a) Total Number of        (b) Average Price Paid     (c) Total Number of        (d) Maximum Number (or
                             Shares Purchased           Per Share                  Shares Purchased as Part   Approximate Dollar
                                                                                   of Publicly Announced      Value) of Shares That
                                                                                   Plans of Programs          May Yet Be Purchased
                                                                                                              Under the Plans or
                                                                                                              Programs
---------------------------- -------------------------- ------------------------- -------------------------- -----------------------
January 1 - January 31                 NONE                       NONE                      NONE                     $686,608
---------------------------- -------------------------- ------------------------- -------------------------- -----------------------

February 1 - February 28               NONE                       NONE                      NONE                     $686,608
---------------------------- -------------------------- ------------------------- -------------------------- -----------------------

March 1 - March 31                  24,200 (1)                   $5.13                      NONE                     $686,608
---------------------------- -------------------------- ------------------------- -------------------------- -----------------------

(1) On March 13, 2006, the Company repurchased 24,200 restricted shares of our common stock from Yueshen, as subsidiary of Shanghai Classic for an aggregate repurchase price of RMB1,000,000 (approximately USD124,223 using an exchange rat of USD1 = RMB8.05). The share repurchase was proposed to the Company by Yueshen and was unanimously agreed by both parties.. This repurchase was not part of the Company's repurchase plan.


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



PACIFICNET INC.


Date: May 22, 2006                              By: /s/ TONY TONG
                                                    -------------------
                                                Tony Tong
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date: May 22, 2006                              By: /s/ WANG SHAO JIAN
                                                    -------------------
                                                Wang Shao Jian
                                                Chief Financial Officer
                                                (Principal Financial Officer)