Form 10-Q
period 2006-06-30
PACIFICNET INC
filed 2006-08-15
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-24985

PACIFICNET INC.
(Exact name of registrant in its charter)

Delaware	91-2118007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23/F, TOWER A, TIMECOURT, NO.6 SHUGUANG XILI,
CHAOYANG DISTRICT, BEIJING, CHINA 100028	n/a
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  0086-10-59225000

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

Large Accelerated Filer ☐   Accelerated Filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☒

As of August 10, 2006, there were 11,369,336 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

PACIFICNET INC.
Form 10-Q for the Quarterly Period Ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,935	$9,579
Restricted cash - pledged bank deposit	230	1,652
Accounts receivables	16,112	5,998
Inventories	2,368	1,836
Loan receivable from related parties	4,753	2,520
Loan receivable from third parties	1,010	1,572
Other current assets	8,444	7,973
Total Current Assets	38,852	31,130
Property and equipment, net	8,361	4,300
Investments in affiliated companies and subsidiaries	463	410
Marketable equity securities - available for sale	539	539
Goodwill	16,688	14,227
Other assets - debt issuance costs (net)	957	-
TOTAL ASSETS	$65,860	$50,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	889	1,060
Bank loans-current portion	401	188
Capital lease obligations - current portion	88	126
Accounts payable	4,101	3,186
Accrued expenses and other payables	2,558	4,620
Income tax payable	33	296
Subscription payable	390	775
Loan payable to related party	570	369
Total Current Liabilities	9,030	10,620
Long-term liabilities:
Bank loans - non current portion	1,498	6
Capital lease obligations - non current portion	43	78
Convertible Debenture
Warrant Liability	615
Compound Embedded Derivatives Liability	7,177
Total long-term liabilities	9,333	84
Total liabilities	18,363	10,704
Minority interest in consolidated subsidiaries	11,898	8,714
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none	--	--
Common stock, par value $0.0001, Authorized - 125,000,000 shares; Issued and outstanding:
June 30, 2006 - 13,483,497 shares issued, 11,369,336 outstanding
December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding	1	1
Treasury stock, at cost (2006 Q2: 2,114,161 shares, 2005: 1,169,663 shares)	(243)	(119)
Additional paid-in capital	60,678	57,690
Cumulative other comprehensive income (loss)	399	247
Accumulated deficit	(24,714)	(26,587)
Less stock subscription receivable	(522)	(44)
Total Stockholders' Equity	35,599	31,188
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,860	$50,606

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005 (as restated)	2006	2005 (as restated)
Revenues	$19,330	$12,280	$34,364	$21,492
Services	7,812	6,060	16,700	9,324
Product sales	11,518	6,220	17,664	12,168
Cost of revenues	(14,407)	(9,613)	(22,960)	(17,127)
Services	(4,027)	(3,880)	(7,283)	(6,201)
Product sales	(10,380)	(5,733)	(15,677)	(10,926)
Gross margin	4,923	2,667	11,404	4,365

Selling, general and administrative expenses	(3,177)	(1,376)	(7,500)	(2,257)
Depreciation and amortization	(161)	(99)	(219)	(142)
Interest expense	(214)	-	(302)	-
EARNINGS FROM OPERATIONS	1,371	1,192	3,383	1,966
Interest income	49	-	81	-
Change in fair value of derivatives	208		208
Sundry income	161	313	286	406
Earnings before Income Taxes and Minority Interest	1,789	1,505	3,958	2,372

Provision for income taxes	(85)	(37)	(200)	(64)
Share of earnings of associated companies	52	12	49	4
Minority interests	(804)	(887)	(1,934)	(1,304)
Net Earnings Available to Common Stockholders	$952	$593	$1,873	$1,008
BASIC EARNINGS PER SHARE	$0.09	$0.06	$0.17	$0.10
DILUTED EARNINGS PER SHARE	$0.08	$0.06	$0.16	$0.10

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIPTION RECEIVABLE	CUMULATIVE OTHER COMPREHENSIVE INCOME	ACCUMUL ATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS' EQUITY
BALANCE AT DECEMBER 31, 2005 (10,831,024 SHARES)	--	$1	$57,690	$(44)	$247	($26,587)	($119)	$31,188
Net earnings	--					1,873		1,873
Exercise of stock options for cash and receivable (269,000 shares)	--		564					564
Issuance of common stock for acquisition of subsidiaries (293,512 shares)	--		2,275					2,275
PIPE related expenses	--
Repurchase of common shares (less 24,200 shares)	--						(124)	(124)
Cumulative foreign exchange gain/(loss)	--				152			152
Stock-based compensation			120					120
Issuance of warrants for fees of issuing convertible debt (16,000 warrants)			29					29
Less stock subscription receivable	--			(478)				(478)
BALANCE AT JUNE 30, 2006 (11,369,336 SHARES)	--	$1	$60,678	$(522)	$399	$(24,714)	$(243)	$35,599

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

	SIX MONTHS ENDED JUNE 30
	2006	2005
Cash Flows from operating activities
Net earnings	$1,873	$1,008
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity loss of associated company	(49)	(4)
Provision for income taxes	33	64
Provision for allowance for doubtful accounts	28	-
Minority Interest	1,934	1304
Depreciation and amortization	768	141
Stock-based compensation	120	-
Change in fair value of derivatives	(208)	-
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(10,370)	(2,027)
Inventories	(415)	(891)
Accounts payable and other accrued expenses	(1,745)	295
Net cash used in operating activities	(8,031)	(110)
Cash flows from investing activities
Decrease in restricted cash	1,422	2,796
Increase in purchase of marketable securities	-	(421)
Acquisition of property and equipment	(3,124)	(1,341)
Acquisition of subsidiaries and affiliated companies	(836)	(1,183)
Loans receivable from third parties	562	(2,081)
Loans receivable from related party	(2,233)	(1,157)
Net cash used in investing activities	(4,209)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable to related party	201	390
Advances (repayments) under bank line of credit	(171)	142
Advances under bank loan	623	727
Increase (repayments) of amount borrowed under capital lease obligations	(73)	62
Repurchase of treasury shares	(124)	-
Proceeds from exercise of stock options and warrants	86	981
Proceeds from issuance of convertible debenture	8,000	-
Net cash provided by financing activities	8,542	2,302

Effect of exchange rate change on cash and cash equivalents	54	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,644)	(1,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,579	6,764
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,935	$5,569
CASH PAID FOR:
Interest	$292	$127
Income taxes	$463	$34
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of option shares through increase in subscription receivable	522	-
Investments in subsidiaries acquired through the issuance of common stock	2,275	$1,977

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. BASIS OF PRESENTATION

Description of Operations - PacificNet Inc. (referred to herein as "PacificNet" or the "Company"), through our subsidiaries, provides outsourcing services, value-added telecom services (VAS), communication products distribution services and the design and distribution of entertainment kiosks and gaming machines. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), mail order direct marketing and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which is comprised of interactive voice response (IVR) systems, call center management systems, and voice over Internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). The Company's operations are primarily targeted in the mainland China, Hong Kong and Macau Special Administrative Region markets.

Condensed Consolidated Financial Statements - The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, but do not include all disclosures required by GAAP. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The condensed unaudited consolidated financial statements include the accounts of Pacificnet Inc. and its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. PacificNet’s 2005 Annual Report on Form 10-KSB includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the quarter June 30, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 7.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The Company is evaluating the provisions of SFAS 155. The effects of adopting of SFAS 155 on the Company’s financial statements are not known at this time.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive EPS for second quarter of 2006 exclude the potential dilutive effect of 766,000 warrants and 800,000 convertible debentures because their impact would be anti-dilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)		(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)
Numerator: earnings	$952	$593	$1,873	$1,008
Denominator:
Weighted-average shares used to compute basic EPS	11,022,984	9,887,274	10,939,834	9,840,681
Dilutive potential from assumed exercise of stock options and warrants	856,713	731,501	962,185	718,383
Weighted-average shares used to compute diluted EPS	11,879,697	10,618,775	11,902,019	10,559,064
Basic earnings per common share:	$0.09	$0.06	$0.17	$0.10
Diluted earnings per common share:	$0.08	$0.06	$0.16	$0.10

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

(US$000s)	Group 1. Outsourcing Services	Group 2. Value-Added Services	Group 3. Distribution of Communications	Total
Balance as of December 31, 2005	$3,543	$9,584	$1,100	$14,227
Goodwill acquired during the first quarter	--	461	--	461
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of March 31, 2006	$3,543	$10,045	$1,100	$14,688
Goodwill acquired during the second quarter	--	1,571	429	2,000
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of June 30, 2006	$3,543	$11,616	$1,529	$16,688

5. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the quarter ended June 30, 2006, the Company had the following equity transactions: (i) 245,000 shares of common stock were issued as a result of the exercise of stock options with cash consideration of $521,700 in the aggregate; (ii) 234,725 shares of common stock were released from escrow (PACT treasury shares) for acquisition of iMobile and GZ3G valued at $1,877,800.

b) STOCK OPTION PLAN - See Note 7 for further details.

The status of the Stock Option Plan as of June 30, 2006, is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2005	1,384,100	$3.99
Granted	-	-
Cancelled	-	-
Exercised	(24,000)	$1.75
OUTSTANDING, MARCH 31, 2006	1,360,100	$4.17
Granted	-	-
Cancelled	(680,000)	$6.57
Exercised	(245,000)	$2.13
OUTSTANDING, JUNE 30, 2006	435,100	$2.00

On May 28, the board of director and management approved and authorized the cancellation of 680,000 stock options that were previously granted during fiscal year 2005, that were unvested and unexercised. The option cancellation was authorized by the board and the management in order to reduce stock compensation expense due to the implementation of FASB 123R.

c) WARRANTS

At June 30, 2006, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 3.88 years and the weighted average price per share is $10.61 per share as follows:

Shares of common stock	EXERCISE PRICE PER SHARE	EXPIRATION DATE OF WARRANTS
123,456	$7.15	January 15, 2009
117,682	$3.89	November 15, 2009
350,000	$12.21	December 9, 2009
400,000	$12.20	March 13, 2011
16,000	$12.20	March 13, 2011
1,007,138

On March 13 of 2006, we issued 400,000 warrants to several institutional investors in connection with a private placement of $8 million in convertible debentures. On the same day we issued 16,000 warrants to our placement agent for the transaction. See Note 7 for further details.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarterly ended June 30 of 2006:

	Number of shares	Remarks
Balance, December 31, 2005:	1,169,663
Plus: options exercised and issued during Q1	24,000
Share consideration for acquisition of ChinaGoHi issued during Q1 under Sale and Purchase Agreement	137,500
Less: Shares issued to Shanghai Classic	(24,200)
Plus: Repurchase of shares from Shanghai Classic	24,200
Holdback shares as contingent consideration due to performance targets not yet met	1,017,723	Including 687,500 shares relating to ChinaGoHi; 138,348 shares to Guangzhou Wanrong; 191,875 shares to iMobile
Balance, March 31, 2006	2,348,886
Less: Shares issued to iMobile	(38,375)
Shares issued to Guangzhou 3G	(196,350)
Balance, June 30, 2006	2,114,161
Shares outstanding at June 30, 2006	11,369,336
Shares issued at June 30, 2006	13,483,497

On March 13, 2006, we repurchased 24,200 restricted shares of our common stock from Yueshen, a subsidiary of Shanghai Classic for a repurchase price of RMB1,000,000 (approximately USD$124,223 using exchange rate of 1USD= 8.05 RMB). The repurchase of the shares was proposed by Yueshen and was unanimously agreed by the both parties.

6. STOCK-BASED COMPENSATION

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The amount of stock-based compensation expense recognized during the three months ended June 30, 2006 was $58,334.

During the quarter ended June 30, 2006, the Company did not grant any new stock options, 245,000 options were exercised, and 680,000 options were cancelled. See note 5 b) for the status of the Company’s stock option plan.

Additional information on options outstanding as of June 30, 2006 is as follows:

	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	AVERAGE REMAINING CONTRACTUAL LIFE
Options outstanding	$2.00	435,100	1.08 years
Options exercisable	$2.00	435,100	1.08 years

7. CONVERTIBLE DEBENTURES

On March 13, 2006, we completed a private placement in which we sold $8,000,000 in convertible debentures and issued warrants to purchase up to an aggregate of 400,000 shares of common stock. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain dilutive events. The debentures are due March 13, 2009. The warrants are exercisable for a period of five years at an exercise price of $12.20 per share. At the closing of the private placement, we prepaid the first year's interest on debentures equal to 5% of the aggregate principal amount of debentures. We will pay interest in cash or shares, provided that certain conditions are met, at the rate of 6% for the second year the debentures are outstanding and then 7% for the third. Beginning January 1, 2007, we are obligated to redeem up to $320,000 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We also have the option to prepay the debentures at any time, provided that certain conditions have been met, after the 12 month anniversary of the effective date of the registration statement that has been filed with the Securities and Exchange Commission with respect to the common stock issuable upon conversion of the debentures, some or all of the outstanding debentures for cash in an amount equal to 120% of the principal amount outstanding, plus accrued, but unpaid interest, liquidated damages and penalties outstanding. At any time after the six month anniversary of the effective date of the registration statement, we may force the holders to convert up to 50% of the then outstanding principal amount of the debentures, subject to certain trading conditions being met. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages and penalties, which shall become immediately due and payable.

C.E. Unterberg, Towbin L.L.C. acted as placement agent and received a negotiated cash fee in the amount of $449,500 and a warrant to purchase up to 16,000 shares at an exercise price of $12.20 per share, which expire five years from the date of issuance. The fair value of these warrants totaled $28,952 and such amount was charged to other assets, net, and will be amortized over the life of the debentures, and credited to additional paid-in capital during the six months ended June 30, 2006. Maxim Group also acted as Placement Agent and received a cash fee in the amount of $50,000.

In connection with the issuance of the debentures, the Company incurred $1,043,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional expense through three years, the scheduled date on which holders have the option to require the Company to repurchase the debentures. Amortization expense related to the issuance costs during the three months ended June 30, 2006 was $86,000. At June 30, 2006, net debt issuance costs associated with the debentures was $957,000 and is recorded in other assets, net.

The gross proceeds of $8,000,000 are recorded as a liability net of a debt discount of $8,000,000 consisting of an allocation of the fair values attributed to the Investors’ warrants and to the embedded conversion feature in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” The debt discount consisted of a $693,278 value related to the Investors’ warrants and a value attributed to the compound embedded derivatives liability, including embedded options and registration rights.

In accordance with recent FASB guidance, due to certain factors, including a liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company values and accounts for the embedded conversion feature related to the Debentures, the Investors’ warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

An aggregate gain of $207,679 representing the change in fair value of these derivative liabilities was recognized during the six months ended June 30, 2006.

8. SEGMENT INFORMATION

The Company determines and classified its operating segments in accordance with SFAS No. 131 “DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.” The Company identifies and classifies its operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which are summarized as follows:

(1) Outsourcing Services - involves human voice services such as Business Process Outsourcing, CRM, call center, IT Outsourcing and software development services. These types of services are conducted through our subsidiaries EPRO, Smartime/Soluteck and PacificNet Solution Ltd.

(2) Value-Added Telecom Services (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi (Lion Zone, aka ChinaGoHi), Linkhead, Clickcom and Guangzhou 3G.

(3) Communication Products Distribution Services Group - primarily involves voice products distribution such as distribution of mobile phones and related software and accessories, calling cards and other communication products, as well as gaming machines and entertainment kiosks, which are conducted through our subsidiaries iMobile, Shanghai Classic, PacificNet Communications Limited, Take1 and PacificNet Games Limited.

(4) Other Business -other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, etc.

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

For the three months ended June 30, 2006	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	3,552,000	5,517,000	8,914,000	1,347,000	19,330,000
(% of Total Revenues)	18%	29%	46%	7%	100%

Earnings / (Loss) from Operations	283,000	1,130,000	208,000	-250,000	1,371,000
(% of Total Earnings)	21%	82%	15%	-18%	100%
Total Assets (% of Total Assets)	8,503,000 13%	20,382,000 31%	12,626,000 19%	24,349,000 37%	65,860,000 100%
Goodwill	3,543,000	11,616,000	1,529,000	-	16,688,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

For the three months ended June 30, 2005	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	3,403,000	4,744,000	4,055,000	78,000	12,280,000
(% of Total Revenues)	28%	39%	33%	1%	100%

Earnings / (Loss) from Operations	305,000	1,086,000	118,000	-317,000	1,192,000
(% of Total Earnings)	26%	91%	10%	-27%	100%
Total Assets (% of Total Assets)	5,468,000 13%	11,261,000 27%	13,661,000 32%	12,030,000 28%	42,420,000 100%
Goodwill	3,543,000	8,005,000	1,100,000	-	12,648,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

For the six months ended June 30, 2006	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	6,579,000	12,557,000	11,851,000	3,377,000	34,364,000
(% of Total Revenues)	19%	37%	34%	10%	100%
Earnings / (Loss) from
Operations	403,000	2,844,000	265,000	-129,000	3,383,000
(% of Total Earnings)	12%	84%	8%	-4%	100%
Total Assets	8,503,000	20,382,000	12,626,000	24,349,000	65,860,000
(% of Total Assets)	13%	31%	19%	37%	100%
Goodwill	3,543,000	11,616,000	1,529,000	-	16,688,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

For the six months ended June 30, 2005	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	6,492,000	6,154,000	8,731,000	115,000	21,492,000
(% of Total Revenues)	30%	29%	41%	1%	100%
Earnings / (Loss) from
Operations	649,000	1,589,000	236,000	-508,000	1,966,000
(% of Total Earnings)	33%	81%	12%	-26%	100%
Total Assets	5,468,000	11,261,000	13,661,000	12,030,000	42,420,000
(% of Total Assets)	13%	27%	32%	28%	100%
Goodwill	3,543,000	8,005,000	1,100,000	-	12,648,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

Product and service revenues classified by major geographic areas are as follows (in US$):

For the three months ended June 30, 2006	Hong Kong	PRC	United States	Total
Product revenues	8,546,000	2,972,000	-	11,518,000
Service revenues	3,504,000	4,308,000	-	7,812,000

For the three months ended June 30, 2005	Hong Kong	PRC	United States	Total
Product revenues	4,085,000	2,135,000	-	6,220,000
Service revenues	2,452,000	3,608,000	-	6,060,000

For the six months ended June 30, 2006	Hong Kong	PRC	United States	Total
Product revenues	12,094,000	5,570,000	-	17,664,000
Service revenues	6,535,000	10,165,000	-	16,700,000

For the six months ended June 30, 2005	Hong Kong	PRC	United States	Total
Product revenues	8,761,000	3,407,000	-	12,168,000
Service revenues	4,686,000	4,638,000	-	9,324,000

9. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES

As of June 30, 2006, there was a total loan receivable of approximately $4,753,000 due from related parties while the loan due to related party was $570,000.

As of June 30, 2006, the related party loan receivables included $1,026,000 due from Take 1, an affiliated company that is 20% owned by PacificNet, and $3,727,000 due from shareholders and directors of certain of the Company’s subsidiaries. The loans receivable from shareholders and directors of these subsidiaries is comprised of $1,249,000 due from a shareholder of Yueshen, $192,000 due from a director of Soluteck, $265,000 due from a director of Clickcom, and $2,021,000 due from a company owned by a shareholder of Lion zone (ChinaGoHi). The terms of these related parties loan receivables and payables are summarized below:

LOAN TO TAKE 1 (Cheer Era)

Take 1 is an affiliated company and is 20% owned by PacificNet as of June 30, 2006. A convertible loan of $1,026,000 is outstanding from Take 1 as of June 30, 2006. Conversion terms of the convertible loan provide PacificNet an option at any time during the Term to convert in part or in whole of the then outstanding loan principle up to $1,794,000 (or HKD$800,000) into shares of Take 1 to reach 51% ownership of Take 1. The loan was extended as a working capital loan to finance the expansion of Take 1's business in Europe and North America.

LOAN TO YUESHEN'S SHAREHOLDER

As of June 30, 2006, there was a $1,249,000 loan receivable due from the shareholder of Yueshen, a subsidiary of the Company. The purpose of the loan was to repay the working capital loan owed by the predecessor of Yueshen prior to PacificNet's acquisition, and to finance Yueshen shareholder's other projects. This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen.

LOAN TO SOLUTEK'S DIRECTOR

As of June 30, 2006, there was a loan outstanding of $192,000 receivable from a director of Soluteck, payable in three equal installments of $72,314 each, which includes principal plus interest, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet's shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO DIRECTOR OF CLICKCOM

As of June 30, 2006, there was a loan of $265,000 receivable from the shareholders of Clickcom VIE. The loan was advanced by the Company to Clickcom VIE which in turn was loaned to the shareholders of Clickcom VIE to finance the development of new projects. Pursuant to the loan agreement signed between the Company and Clickcom VIE, this loan has a two year term and is due on August 30, 2007. The loan bears interest at a rate of 2% per annum and is personally and jointly guaranteed by all three of the shareholders of Clickcom VIE. As additional collateral, Clickcom VIE has pledged up to 130,000 PacificNet's shares and all remaining assets and equity ownership of Clickcom BVI.

LOAN TO A COMPANY OWNED BY A SHAREHOLDER OF LION ZONE (CHINAGOHI)

As of June 30, 2006, a loan of $2,021,000 was receivable from a company owned by a shareholder of Lion Zone (ChinaGoHi). The loan is collateralized with this company’s real estate.

LOAN PAYABLE TO RELATED PARTY

As of June 30, 2006, a loan of $570,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purposes. The loan is due on August 4, 2010. Interest being charged per annum is at Hong Kong Prime lending rate, which was approximately 6.5% per annum in 2005 and 8% in 2006..

10. COMMITMENTS AND CONTINGENCIES

Operating leases. The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2006 Q2 amounted to $598,000 (2005 Q2: $191,000). Future minimum lease payments under non-cancelable operating leases are $819,000 for July 2006 through June 2007 and $986,000 for July 2007 through June 2012.

Restricted Cash - The Company has a $230,000 pledged bank deposit for Epro which represents overdraft protections with certain financial institutions.

Bank Line Of Credit: As of June 30, 2006, Epro has an overdraft banking facility with certain major financial institutions in the aggregate amount of $889,000, which is secured by a pledge of its fixed deposits of $230,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier.

Minimum Stated Capital Requirements. Guangzhou Dianxun Co, Limited (DE) ("Dianxun"), a subsidiary of the Group, is carrying on business as a telecommunication value added service provider in the People's Republic of China ("PRC"). Initially, Dianxun obtained a certificate (the "Certificate") from PRC authorities to transact business in accordance with PRC Telecommunication Rules which require that all telecommunication value added service providers n conduct business if the Certificate is granted, and if the Company maintains a minimum capital requirement of at least RMB10,000,000.

In order to satisfy the capital requirement of RMB 10,000,000, the shareholders of Dianxun contributed relevant assets equivalent to RMB9,000,000 on behalf of Dianxun and such assets were verified by an independent professional accountant. Subsequently, such assets were returned back to the shareholders. In the opinion of management, even though the capital requirement is not currently fulfilled, Dianxun can continue to carry on business. No provision for any loss arising from the consequential actions that may be taken by the authority in the PRC and any potential penalties or claims for the Company not maintaining the minimum stated capital requirements of the PRC have been made in these financial statements.

Dianxun's contribution to consolidated revenues and net earnings for 2006 was approximately 0.42% and 1.14% respectively. Pursuant to a request by the PRC authorities, PacificNet agreed to loan Clickcom the remaining balance of the registration capital to provide the stated capital in accordance with PRC laws.

Bank Loans. Bank loans represent the following at June 30, 2006:

Secured [1]	$1,088,000
Unsecured	$811,000
Less: current portion	$401,000
Non current portion	$1,498,000

Bank Loans are generated by two of the Company's subsidiaries. One of the subsidiaries is Pacificnet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC, primarily engaged in the business of providing call center and customer relationship management (CRM) services as well as other business outsourcing services.

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $230,000 of a subsidiary of the Company.

(Aggregate future maturities of borrowing for the next five years are as follows: 2006: $354,000, 2007: $277,000 and 2008: $231,000)

The remaining bank loans of $1,038,000 are generated by PacificNet Inc. relating to a fixed asset bought during the first quarter with total cost of $1,648,000. The repayment of the bank loan was $44,000. (Aggregate future maturities of borrowing for the following period are as follows: Less than 1 year: $47,000, 1-5 year: $217,000 and after 5 years: $774,000)

CAPITAL LEASE OBLIGATIONS. The Company leases various equipments under capital leases expiring in various years through 2008. Aggregate minimum future lease payments under capital leases for each of the next five years are as follows:

(2006: $88,000; 2007: $41,000; and 2008: $2,000)

11. OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2006 (in thousands):

June 30, 2006 $ (in thousands)
Deposit	$1,216
Prepayment	$1,027
Other receivables	$5,539
Prepaid Expense	$618
Tax Receivable	$44
Total	$8,444

12. INVENTORY

Inventories of approximately $2.4 million consist primarily of finished goods and represent telecommunication products such as mobile phone, rechargeable phone cards, smart chip, and interactive voice response cards and are accounted for using the first-in, first out (FIFO) method. Most inventories are held by the Company’s Linkhead subsidiary.

13. SUBSCRIPTION RECEIVABLE

Subscription receivable of approximately $522,000 represents funds receivable from the exercise of options.

14. INCOME TAXES

The Company is registered in the Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2006. Accordingly, the Company has no net deferred tax assets as of June 30, 2006.

The components of income before income taxes are as follows:

United States of America

The components of earnings before income taxes separating U.S. and non U.S. operations are as follows:

As of June 30, 2006, the Company’s subsidiary in the United States of America had net operating loss carryforwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States subsidiary at June 30, 2006 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

As of June 30, 2006, the Company’s Hong Kong subsidiary had net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Hong Kong subsidiary at June 30, 2006 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

China

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rates.

Composition of income tax expenses for China operation

The following table sets forth current and deferred portion of income tax expenses of the Company’s China subsidiaries and VIEs, which were included in the consolidated statements for the periods presented:

Deferred Tax Assets

Net Operating Loss Carry forwards	$86,000
Total deferred tax assets	86,000
Less: Valuation Allowance	(86,000)
Deferred Tax Assets	$-

Income tax payable was approximately $33,000 at June 30, 2006, a decrease from $296,000 at December 31, 2005. The decrease was primarily attributed to the settling of a tax liability by Lion Zone (ChinaGoHi).

15. SUBSEQUENT EVENTS

Stock Option Exercise

On July 1, 2006, PacificNet issued 100,000 shares of common stock as a result of stock option exercise in accordance to PacificNet’s stock option plan.

Business Acquisitions

Able Entertainment Technology Ltd by PacificNet Games Limited

On August 3, 2006, PacificNet’s wholly owned subsidiary PacificNet Games Limited (“PacGames”, Chinese Company Name [__________]) completed the acquisition of 100% of Able Entertainment Technology Ltd., a leading gaming technology provider based in the Macau Special Administrative Region of China, by exchanging 65% of the share ownership of PacificNet Games Limited and the issuance of 200,000 restricted shares of PacificNet Inc.  Upon completion of this transaction, PacificNet Inc. owns 35% of PacificNet Games Limited (Chinese Company Name [__________]). Under the purchase agreement, Able Entertainment Technology Ltd has committed to generate an annual profit of USD$1,600,000 and will provide for an adjustment to the purchase price if the PacGames does not achieve an annual net profit of USD$1,600,000 during the first 12-month period and USD$3,000,000 during the second 12-month period.

The consideration was paid as follows:

The purchase consideration for the entire Issued Shares of 100,000 shares (representing 100%) of the equity interest of Able Entertainment Technology Ltd. is 650 shares (representing 65%) of the ownership interest in PacificNet Games Limited, a Special Purpose Vehicle (SPV) company registered in the BVI, plus 200,000 restricted PACT shares.  Able Entertainment Technology Ltd. has represented it expects to generate USD$1,600,000, and will provide for an adjustment to the purchase price if the Company does not achieve an annual net profit of USD$1,600,000 during the first 12-month period and USD$3,000,000 during the second 12-month period. The purchase consideration is payable 100% in restricted shares of PACT, equivalent to 200,000 restricted PACT shares.

Allink Hong Kong Limited

On August 11, 2006, PacificNet’s wholly owned subsidiary PacificNet Communications Limited (“PacCom”) completed the acquisition of 80% of Allink Hong Kong Limited (Allink, Chinese name “[__________]”), a leading provider of security and surveillance technology and services based in the Hong Kong Special Administrative Region of China, through the issuance of 200,000 restricted shares of PacificNet Inc.  Upon completion of this transaction, PacificNet Inc. owns 80% of Allink. Under the purchase agreement, Allink has committed to generate an annual profit of HKD$3,000,000 (approx USD$385,000) and will provide for an adjustment to the purchase price if the Allink does not achieve an annual net profit of HKD$3,000,000.  Allink operates one of the leading CCTV communication and security surveillance technology and services provider utilizing extra low voltage technology for property management companies in Hong Kong and Macau, China.

The consideration was paid as follows:

(1)	The purchase consideration for 80% of the equity interest of the Company is payable entirely (100%) in restricted shares of PACT, equivalent to 200,000 restricted PACT shares.

(2)	The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits.

In July 2006, PacificNet opened an office in Macau in order to serve the growing needs of many large clients in the gaming, entertainment, hotel, casino and real estate development industries in the region.  PacificNet’s new Macau office is 1400 sq. ft. and is located at Av. Do Dr. R. Rodrigues No. 600E, Edif, First International Commercial Centre, P906, Macau Special Administrative Region, China.  In addition, PacificNet opened a second office in Zhuhai, a city in the PRC adjacent to Macau, as an R&D center and a back office support center to provide product design, development, manufacturing, and customer and technical support services for the growing Macau market.

In July 2006, PacificNet was selected by NASDAQ to become a member of the newly established NASDAQ Global Market. PacificNet's trading symbol will be NasdaqGM:PACT. The NASDAQ Global Market consists of over 1,450 companies that have applied for listing, having met and continued to meet stringent financial and liquidity requirements and agreed to meet specific corporate governance standards. Formerly called The NASDAQ National Market, this market was renamed in 2006 to reflect the global leadership and international reach of this market and the companies whose securities are listed here. For more information on the requirements to be included on The NASDAQ Global Market, please see Listing Standards & Fees at http://www.nasdaq.com/about/nasdaq_listing_req_fees.pdf.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:

●	the impact of competitive products;
●	changes in laws and regulations;
●	adequacy and availability of insurance coverage;
●	limitations on future financing;
●	increases in the cost of borrowings and unavailability of debt or equity capital;
●	the inability of the Company to gain and/or hold market share;
●	exposure to and expense of resolving and defending liability claims and other litigation;
●	consumer acceptance of the Company's products;
●	managing and maintaining growth;
●	customer demands;
●	market and industry conditions,
●	the success of product development and new product introductions into the marketplace;
●	the departure of key members of management, and
●	the effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

Regarding one of our subsidiaries, for example, Epro is engaged in the business of providing outsourced call center services with over 15 years of field experience in Hong Kong and China. The factors that could affect current and future results are as follows:

●	insufficient sales forces for business development & account servicing;
●	lack of PRC management team in operation;
●	less familiarity on partners' product knowledge;
●	deployment costs of a new HR application and the costs to upgrade the call center computer system;
●	increasing operations costs (cost of salaries, rent, interest rates & inflation) under rising economy in Hong Kong;
●	insufficient brand awareness initiatives in the market;
●	salary increases due to an active labor market in Hong Kong and GuangZhou; and
●	increasing competition of call center solutions in the Hong Kong and PRC markets.

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

Convertible Debt

In accordance with recent FASB accounting guidance, due to certain factors, including a liquidated damages provision in the registration rights agreement and an indeterminate amount of shares to be issued upon conversion of the debentures, the Company values and accounts for the embedded conversion feature related to the Debentures, the Investors’ warrants, and the registration rights as derivative liabilities. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.

The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted quarterly. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values as our derivative instruments have characteristics significantly different from traded options. Accordingly, the results obtained could be significantly different if other assumptions were used. The effect of this entry would be a charge to net earnings, thereby either increasing or reducing our net earnings based upon the assumptions used and the results obtained,

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

We were incorporated in the state of Delaware in 1987. Our business consists of three groups, all of which operate within the outsourcing and telecommunications industries in Asia, primarily greater China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), Macau Special Administrative Region, and Taiwan. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS), and communication products distribution services. Our business process outsourcing (BPO) services include call centers providing customer relationship management (CRM) and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems, and VOIP, as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). In 2004, we commenced our communication products distribution service, through wholesale and, to a lesser extent, retail sale and distribution of mobile phones, software and hardware, mobile accessories, and calling cards in Hong Kong and China. Recently, we have also invested in a company that designs, manufactures, and distributes multimedia interactive self-service kiosks and gaming machines for the casino and slot machine operators in Macau Special Administrative Region of China. We intend to continue to grow our business by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

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

Our clients include the leading telecom operators, banks, insurance, travel, marketing, and service companies, as well as telecom consumers, in Greater China. Clients include China Telecom, China Netcom, China Mobile, China Unicom, PCCW, Hutchison Telecom, CSL, SmarTone, Sunday, Swire Travel, Coca-Cola, SONY, Samsung, Motorola, Nokia, TNT Express, Huawei, TCL, Dun & Bradstreet, American Express, Bank of China, DBS, Hong Kong Government, and Hongkong Post. PacificNet employs over 2,300 staff in our various subsidiaries in China with offices in Hong Kong, Beijing, Shanghai, Shenzhen, and Guangzhou.

PacificNet's operations include the following four groups:

(1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.
(2) Value-Added Telecom Services (VAS): including Content Providing (CP), Interactive Voice Response (IVR), Platform Providing (PP) and Service Providing (SP).
(3) Communication Products Distribution: including mobile communication products and accessories, calling cards, GSM/ CDMA/ XiaoLingTong products, multimedia self-service kiosks and gaming machines.
(4) Other Business: including internal administrative matters, other related corporate items, and other business such as PacificNet Power. PacifiNet Power Limited (PacPower) has enjoyed significant growth beginning in late 2005 and early 2006. The following is a more detailed description of PacPower:

PacificNet Power Limited (PacPower) was founded in Hong Kong on January 10, 2005 as a subsidiary of PacificNet Limited with 51% ownership by PacificNet. Headquartered in Hong Kong, PacPower invests in, develops, markets, distributes, resells, and manufactures energy saving products for use in commercial, residential and industrial settings. PacPower also engages in energy management services (EMS), energy savings consultation, analysis and solutions implementation, outsourcing energy management services, energy savings performance contract (ESPC). PacPower’s energy management services include electrical power management for lighting, air conditioning, elevators and escalators, buildings and roads, and energy related engineering services.

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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated income statement data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006 (%)	2005 (%)	2006 (%)	2005 (%)
Revenues	100	100	100	100
Cost of Revenues	(74.53)	(78.28)	(66.81)	(79.69)
Gross Margin	25.47	21.72	33.19	20.31
Selling, general and administrative expense	(18.38)	(12.01)	(23.35)	(11.16)
Earnings from operations	7.09	9.71	9.84	9.15
Earnings before income taxes, minority interest and discontinued operations	9.26	12.26	11.52	11.03
NET EARNINGS	4.92	4.83	5.45	4.69

THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

REVENUES. Revenues for the three and six months ended June 30, 2006 were $19,330,000 and $34,364,000, an increase of 57% and 60% from $12,280,000 and $21,492,000 for the three and six months ended June 30, 2005, respectively. During the second quarter and first half of 2006, revenues of $3,552,000, $5,517,000, $8,914,000 and $6,579,000, $12,557,000, $11,851,000 were derived from the services rendered by the Company's three operating units: Outsourcing Services, Value-Added Services, and Communications Products Distribution Services, respectively. The revenues in product sales during the second quarter and first half of 2006 increased by 85.1% and 45.2% compared to the same periods of 2005. The revenues in services sales during the second quarter and first half of 2006 increased by 28.9% and 79.1% compared to the same periods of 2005.

The increase in revenue was mainly due to the following sources:

(1)
Outsourcing services: The year-over-year growth in outsourcing services in the second quarter and first half of 2006 was primarily due to the higher revenue from Call Centre business in Hong Kong. For the second quarter of 2006, Epro’s revenues increased $643,000, or 26.8%, year-over-year, which was largely due to a 148% increased in revenues from facilities management services, and a 54% increased in revenue from outbound services. Its revenues accounted for 86% and 85% of total outsourcing services revenues in the second quarter and first half of 2006, respectively. Due to rising labor costs, management believes that Business Process Outsourcing (BPO) has become a firmly-entrenched trend in Hong Kong and the PRC. Demand for outsourcing services has been steadily increasing, especially in sectors such as banking, insurance and telecom, and such demand has lead to continued growth in the first half of 2006. The Company’s combined Hong Kong-China operations expanded total contract center capacity to host 1000 working positions and to occupy a total of 53,000 square feet. During the first half of 2006, the outsourcing contract center in Hong Kong was at nearly full utilization. With increasing information technology expenditures by Hong Kong companies, both the Contact Center (or Customer Services Center) System and IT Solutions departments enjoyed revenue growth. Additionally, EPRO is the Value-added Reseller (VAR) of EPICOR’s Customer Relationship Management Solution (CRM) and Enterprise Resource Planning Solution (ERP) which led to additional marketing activities and promotional programs in the first half of 2006. Management retains its positive outlook on its software operations as companies search for tools to streamline or automate their business processes. With an experienced technical support team, EPRO is able to provide end-to-end solutions to meet the increasing IT needs of clients.

(2)
Value-added Telecom Services: In the aggregate, revenues received through VAS business and its subsidiaries accounted for 28.5% and 36.5% of the Company’s total revenues for the three and six months ended June 30, 2006, respectively, and 38.6% and 28.6 % of the Company’s total revenues for the three and six months ended June 30, 2005, respectively. Guangzhou 3G, Linkhead, Lion Zone contributed 12.8%, 8.9%, and 6.5%, respectively, of the total revenues for the three month ended June 30, 2006 and 13.1%, 9.7% and 13.4%, respectively, for the six month ended June 30, 2006, respectively. During the second quarter and first half of 2006, China accounted for 37.5% and 45.8% of the total revenues, respectively, compared to 46.8 % and 37.4% in the same periods of 2005, respectively. The significant increase in revenues during the second quarter of 2006 and a small increase during the first half of 2006 in Guangzhou 3G was mostly attributed to providing new 3G services and through the merger of Guangzhou Wanrong, which added approximately $308,000 and $574,000 to three and six months ended June 30, 2006, respectively. On a year-over-year basis, the Company’s VAS revenue only increased a small percentage, approximately 16% in the second quarter, which is primarily attributed to the approximate 20% decline in the sales of voice cards from Linkhead. During 2006, there was a general market decline for voice cards in Asia, and a 25% decline in SMS revenues from Clickcom in which SMS advertising has been restricted by China Information Industry Department. However, voice cards revenues had a slight increase of 5% ($81,000) quarter-to-quarter. Additionally, the development of WAP and color ring back tone services had growth during the period to partially offset the decline in SMS business.

Separately, stricter guidelines established by the China Securities Regulatory Commission (CSRC) led to a decrease in the Company’s ability to market its investment consulting services to retail audiences, which resulted in a revenue underperformance. Nevertheless, although barriers remain on marketing through television, the Company has successfully expanded its use of stored-value cards to maintain its market position. Due to its large loyal retail following, the Company believes it can work through the current regulatory environment. Additionally, the Company has shifted its marketing? emphasis to the internet and magazines.

(3)
Communication Products Distribution: iMobile added approximately $1,230,000 and $2,231,000, or accounted for 13.8% and 18.8% in Communication Products Distribution revenues for the three and six months ended June 30, 2006, respectively, in which its major business included internet sales of mobile phone and accessories. The revenues from the sales of Motorola and Nokia contributed 95% of iMobile’s total revenues during the second quarter and first half of 2006. Additionally, the completion of a charging platform for new services and content information is in process and is expected to be rolled out in August of this year. PacCom revenues accounted for 54 % and 8 % of total revenues in the Communication Products Distribution business in the first half of 2006 and 2005, respectively. Revenues from PacCom increased by 2535% and 811% year-over-year in the second quarter and first half of 2006, respectively, primarily due to approximately $1.9million (HK$15million) revenues from providing LED lighting technology and solution for Galaxy Starworld Hotel of Macau and approximately $0.23million (HK$1.78million) revenues from Dell computer, Fiber Converter, Mirror Finish Steel, Cabling, DCM player, and others during the second quarter of 2006.

(4)
The remaining incremental revenues for the three and six months ended June 30, 2006 as compared to respective period was derived from organic growth from existing subsidiaries, such as PacPower ($894,000 and $2,474,000) and PacificNet Limited ($407,000 and $825,000). The Light Eco installation system project awarded in the second quarter of 2006 posted positive revenue increases during the second quarter and first half of 2006. Additionally, projects involving $0.13million (HK$1.04million) of the installation of Central Air-Conditioning Chilled-Water Pump Intelligence Control System at the incorporate owner of Goodrich Garden and $0.96million (HK$7.50million) of Nan Fung Centre chiller replacement project strongly help pushed drive revenues. The Company also received two services agreements during the second quarter of 2006 including providing consulting services in the areas of legal, accounting, finance, management and web site design and construction (HK$1million), and providing Internet e-commerce software application and e-commerce web site development service (HK$1.5million).

Acquisitions during the first quarter of 2006 also expanded PacificNet’s position as a leading provider of e-commerce, customer services and CRM in China's mobile distribution market, and increased our e-commerce and VAS revenues and our nationwide CRM service coverage. Several of our businesses experienced fluctuations in quarterly performance. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new products and services launches and, the seasonality of certain product lines.

Summarized financial information concerning each of our main operating units is set forth in the following table. The "Other Business" column included our other insignificant subsidiaries and corporate related items.

FOR THE THREE MONTHS ENDED
			Group 3
	Group 1		Communications
	Outsourcing	Group 2.	Distribution	Group 4
	Business	VAS Business	Business	Other Business	TOTAL
JUNE 30, 2006	($)	($)	($)	($)	($)
Revenues	3,552,000	5,517,000	8,914,000	1,347,000	19,330,000
Earnings / Loss from Operations	283,000	1,130,000	208,000	-250,000	1,371,000

FOR THE SIX MONTHS ENDED

			Group 3
	Group 1		Communications
	Outsourcing	Group 2.	Distribution	Group 4
	Business	VAS Business	Business	Other Business	TOTAL
JUNE 30, 2006	($)	($)	($)	($)	($)
Revenues	6,579,000	12,557,000	11,851,000	3,377,000	34,364,000
Earnings / Loss from Operations	403,000	2,844,000	265,000	-129,000	3,383,000

COST OF REVENUES. Cost of revenues for the three and six months ended June 30, 2006 was $14,407,000 and $22,960,000, an increase of 49.9% and 34.1% from $9,613,000 and $17,127,000 for the three and six months ended June 30, 2005, respectively. The cost of revenues in services and product sales in the second quarter and first half of 2006 increased by 3.8% and 81.1%, respectively, and 17.4% and 43.5%, respectively, compared with the respective period in 2005. The increase is directly associated with the corresponding increase in revenues. In comparison to the same period last year, the majority of the costs associated with revenues were from PacCom and Epro. For the second quarter and first half of 2006, PacCom accounted 34.1% and 26.9% of the total cost of revenues, respectively and approximately $1.86million (HK$14.5million) cost of revenue from PacCom is the IT equipment cost paid for Macau Galaxy Starworld Hotel project during the second quarter of 2006. Cost of revenues from Epro accounted for 15.7% and 18.7% of the total cost of revenues in the first half of 2006 and 2005, respectively, which was mainly related to 27% increase in staff cost related to software sales, 277% increase in occupancy costs such as rents and electricity and 46% increase in other operating activity. Additionally, 4% and 8.2% of total cost of revenues was contributed from PacPower for the second quarter and first half of 2006, respectively, which resulted from a Central Air-Conditioning chiller replacement project and a Light Eco installation system project awarded during the first and second quarter of 2006 respectively. In addition, PacPower received a contract for a frequency inverter energy-saving air-conditioning solution project from a client.

GROSS PROFIT. Gross profit for the three and six months ended June 30, 2006 was $4,923,000 and $11,404,000, a significant increase of 84.6% and 161.3 % as compared to $2,667,000 and $4,365,000 for the three and six months ended June 30, 2005, respectively. Gross margin was 25.5% and 33.2% of total revenues for the second quarter and first half of 2006, compared to 21.7% and 20.3% for the second quarter and first half of 2005, respectively. As explained above, the improvement on gross margin for three and six months periods from the prior periods was primarily due to contributions from higher margin subsidiaries. The significant increase in gross margin year-over-year came primarily from our facilities management and outbound services, and mobile phone sales. One of our subsidiaries transformed its operation from a resource outsourcing basis to more of a project outsourcing basis. For resource outsourcing, we had high revenue and low profit margin in the second quarter and first half of 2005. As a result of the shift in operations, we had lower revenue and higher than normal profit margin for project outsourcing in the second quarter and first half quarter of 2006. We believe that our overall gross margins approximate the industry standards and we expect our gross margin percentage to increase gradually as a result of cost reduction and greater efficiencies in our utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $3,177,000 and $7,500,000 for the three and six months ended June 30, 2006, an increase of 131% and 232% from $1,376,000 and $2,258,000 for the three and six months ended June 30, 2005, respectively. General and administrative expenses consist primarily of staff salaries, rent, insurance and traveling costs. The year-over-year increase in total general and administrative expenses in the second quarter and first half of 2006 was mainly due to the increase of staff cost as well as rent and electricity expenses for the expansion of call centre. The marketing expenses from the new 3G service and Wanrong’s services also significantly affected the total expenses during the second quarter of 2006, increasing approximately 288% compared to the same period in 2005. Furthermore, the expenses from project outsourcing services included traveling and training expenses.

The sharp increase in the second quarter and first half of 2006 for PACT SZ was primarily due to 25% and 24 % increase of salary cost from the expansion of accounting, auditing, SOX internal control and Kingdee software maintenance teams, a 495% and 292% increase from staff traveling cost resulting from the annual audit and the increase in management fees from the regular annual board and audit committee meetings in SZ. Most of the subsidiaries had representatives attend the meetings to present their previous one year and current period’s business financial performance and their forecasts for quarterly financial figures. Open and transparent communication is essential as it improves the relationship between PACT and each subsidiary so that each company can know more about the others’ business operation. In order to meet the requirements of Sarbanes-Oxley Act (SOX 404), it is essential to have adequate internal controls and procedure, and to improve efficiency by using accounting software.

Significant general expenses from PacificNet Inc. year-over-year in the second quarter and first half of 2006 was largely due to $58,334 and $120,043 of vesting option expense for compensation cost amortization, $27,500 increase in D&O commercial insurance expense (the total prepayment of $110,000 for its insurance was from June 2005 to June 2006), $85,996 amortization cost from $8 million convertible debt issuance cost (3 years amortization) and depreciation cost from Beijing Time court (USD1.6m depreciated through 40 years). Additionally, there is approximately $148,080 financial expense for PacificNet Inc. Such expense consists of (1) convertible debt interest, in which 5% is prepaid interest expense, $100,000 is expensed in Q2 2006 and the following three quarters (Q3 2006, Q4 2006 and Q1 2007); and (2) the bank loan interest for Beijing Time Court ($57,969) in which the total amount of its bank loan is $1,082,000.

EARNINGS FROM OPERATIONS. On a year-over-year basis, earnings from operations increased 15% and 72% in the second quarter and first half of 2006, respectively. Operating earnings of $283,000, $1,130,000, and $208,000 for the three months ended June 30, 2006 were generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value Added Services (VAS), and (3) Communications Distribution Services, respectively. This compares to operating earnings of $305,000, $1,086,000 and $118,000 for the three months ended June 30, 2005, respectively. Various factors affected operating earnings during the second quarter of 2006, including increased capital expenditures resulting in greater non-cash charges such as depreciation and amortization expenses. As the Company expanded its call centre sites in Hong Kong, amortization and depreciation expenses related to the new leasehold improvement, furniture & fixtures, computer equipment and software incurred in the second quarter and first half of 2006 also increased. The increase in fixed assets also included a recorder monitor system, DVCAM, computer equipment. We continued to shift our business from our traditional lower-margin distribution business (B2B services) to higher margin value-added telecom services and B2C e-commerce which we believe will help drive superior bottom-line results. We believe that the Company has made substantial progress in a relatively short period of time which has been demonstrated by our increase in both gross and operating margins in the second quarter. Furthermore, the acquisition of the majority interest in both iMobile and Guangzhou Wanrong during the first quarter enhanced our position in this rapidly growing B2C market in China.

INCOME TAXES. Income tax provision was $85,000 and $200,000 for the three and six months ended June 30, 2006, as compared to $37,000 and $64,000 for the three and six months ended June 30, 2005. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available. We expect our income taxes to increase as our net earnings increase and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS. Minority interests for the second quarter and first half of 2006 totaled $804,000 and $1,934,000 compared with $887,000 and $1,304,000 for the same period in the prior year, representing outside ownership interests in subsidiaries that is consolidated with the parent for financial reporting purposes.

NET EARNINGS. Overall net earnings year-over-year increased 60.5% and 85.8% in the second quarter and first half of 2006, respectively. The Company’s results for the six months ended June 30, 2006 included a total of $888,000 in non-cash expenses, including depreciation and amortization expense of $768,000 and $120,000 non-cash stock-based compensation expense recognized during 2006 as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006, The Company’s quarterly results also included a total of $530,000 in non-cash expenses, including depreciation and amortization expense of $472,000 and non-cash stock-based compensation expense $58,000 recognized during the second quarter as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006. Each of our subsidiaries and investments, including Epro, Smartime, Guangzhou 3G, Clickcom, ChinaGoHi, iMobile, PacificNet Communications, PacificNet Limited and PacificNet Power were profitable.

In the outsourcing business, Smartime signed an outsourcing contract with a local Bank in Hong Kong, Wing Lung Bank, in May which will help drive growth in the outsourcing business, and provide a platform for further penetrating this market in the region. Smartime provided some senior engineers for the Bank and will also jointly recruit some recently-graduated students and train them. Furthermore, the Company is constantly seeking new channels to provide lower prices for resources, leading to lower operating costs.

Two recently acquired subsidiaries, iMobile and Wanrong, also added approximately $2 million and $268,000 net profit, respectively, to the total amount of net profit during the second quarter of 2006. With the new operation of 2, 2.5 and 3G VAS services, net profit has rapidly increased. PacificNet Limited and PacificNet Power also added approximately $214,000 and $296,000 net profit, respectively, to the Company due to newly obtained projects during the second quarter of 2006. Overall, management is optimistic in our ability to drive revenue and profits quarter-to-quarter as a result of cost reductions and efficient utilization of assets.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS.

As of June 30, 2006, cash and cash equivalents were $5,935,000, compared to $9,579,000 at December 31, 2005 as a result of the decrease of cash and cash equivalents of more than $3.2million for Lion Zone. The significant reduction for Lion Zone was primarily attributed to a loan to a related party of approximately $2.1million, acquisition of property and equipment, and taxes paid.

WORKING CAPITAL.

The Company’s working capital increased to $29,822,000 at June 30, 2006, as compared to $20,510,000 at December 31, 2005. When compared to balances at December 31, 2005, an increase of 45.4% in working capital at June 30, 2006 was primarily due to the increases in current assets and the decrease in current liabilities accounts. The increase of current assets was mainly the result of significant increase in accounts receivable which was attributable to our existing subsidiaries and a significant increase in loan receivable from related parties. The decrease of current liabilities was primarily due to the decrease of accrual expense and other payable. The increase of accounts receivable at June 30, 2006 was mainly driven from the increase of $2,070,000 from PacPower (due to the installation of Central Air-Conditioning and chiller replacement project, and two services agreements - see revenues (4) above), the increase of $2,575,000 from PacCom (see revenues (3) above), the increase of $839,000 from 3G (due to the expansion of 3G services) and the increase of $574,000 from Epro. The two recently acquired subsidiaries, Wanrong and iMobile also added $255,000 and $587,000 to accounts receivable at June 30, 2006, respectively.

NET CASH FROM OPERATING ACTIVITIES.

Net cash used in operating activities was $8,031,000 for the six months ended June 30, 2006 as compared to net cash used in operating activities of $110,000 for the six months ended June 30, 2005. Net cash used in operating activities in the six months ended June 30, 2006 was primarily due to net earnings of $1,873,000 offset by minority interest of $1,934,000, non-cash related expenses of $900,000, $208,000 for the change in fair value of our derivatives as of the balance sheet date, and a net increase in working capital items of $12,530,000. The increase in working capital was mainly due to an increase in accounts receivable of $10,370,000 and an increase in inventories of $415,000 which mainly resulted from higher revenues and a net decrease in account payables and accrued expenses of $1,745,000 which was primarily due to the decrease in accrued expenses and income tax payable.

NET CASH FROM INVESTING ACTIVITIES.

Net cash used in investing activities was $4,209,000 for the six months ended June 30, 2006 compared to $3,387,000 for the comparative prior period. Net cash used in investing activities in the six months ended June 30, 2006 was primarily due to the acquisition of property and equipment from the company, Dragon Roar, Lion Zone and Epro totaling $3,124,000, and cash payment totaling $836,000 related to the ChinaGoHi, Wanrong and iMobile acquisitions, and an increase of $2,233,000 in loan receivable from related parties, offset by the release of the restricted cash of $1,422,000 from ChinaGoHi and an decrease of $562,000 for loan receivables from third parties.

NET CASH FROM FINANCING ACTIVITIES.

Net cash provided by financing activities for the six months ended June 30, 2006 was $8,542,000, which was mainly due to the proceeds from issuance of convertible debenture of $8,000,000 and the exercise of the share options and warrants of $86,000, an increase in bank loan of $623,000 which was due to the purchase of our Beijing office, and an increase in loans payable to related party of $201,000 by Epro. The amount was partially offset by the repayment of banking facilities of $171,000 from Epro and Smartime, the repayment of amount borrowed under capital lease of $73,000, and repurchase of treasury shares of $124,000. Net cash provided by financing activities for the six months ended June 30, 2005 was $2,302,000, which was primarily a result of an increase in loans payable to related party of $390,000, an increase in advances from banking facilities of $142,000 primarily by EPRO, an increase in bank loan of $727,000, and an increase from the exercise of share options and warrants of $981,000.

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

OFF-BALANCE SHEET ARRANGEMENTS.

We had no off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during the second quarter of 2006.

CONTRACTUAL OBLIGATIONS

We have significant cash resources to meet our contractual obligations as of June 30, 2006, as detailed below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Link of credit	$889,000	$889,000	0	0
Bank Loans	$1,899,000	$401,000	$725,000	$773,000
Operating leases	$1,805,000	$819,000	$986,000	0
Capital leases	$131,000	$88,000	$43,000	0
Total cash contractual obligations	$4,724,000	$2,197,000	$1,754,000	$773,000

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenues and income from operations for the call center and VAS tend to be higher in the fourth quarter due to special holiday promotions. Internet sales, telemarketing and direct marketing revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

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

Foreign Currency Exchange Rate Risk.
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Hong Dollar and the Chinese Renminbi, could adversely affect our financial results. During the quarter ended June 30, 2006, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the Hong Dollar and the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and these two currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

PacificNet Inc. (the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and Interim CFO, as of end of the period covered by this report of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation the CEO and Interim CFO concluded that as of June 30, 2006, the Company's disclosure controls and procedures contained significant deficiencies and material weaknesses. Also, as previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 Form 10-KSB") and as of the end of the period covered by this report, significant deficiencies and material weaknesses with respect to the Company's internal controls over financial reporting were identified and communicated to us by our independent auditors.

The Company has implemented and continues to implement remediation initiatives and interim measures during the quarter ended June 30, 2006 and through the current date.

In the absence of full implementation of the remediation initiatives in the second quarter of 2006, the Company has undertaken additional measures described below in the interim to ensure that the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company's management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management’s Remediation Initiatives and Interim Measures

Management has reviewed and begun to implement changes to the overall design of the Company's control environment, which includes formalizing the roles, duties and responsibilities of each functional group within the organization and putting in place a process by which each subsidiary's accounting staff must report and communicate required financial disclosures to the Company's primary accounting groups for review and oversight, as well as new procedures to monitor internal controls over financial reporting, which the CEO and Interim CFO believe will greatly improve the current process.

The following is a description of the Company’s remediation initiatives with respect to each deficiency identified in the 2005 Form 10-KSB and at the end of the period covered by this report:

1.	The current organization of the accounting department does not provide PacificNet with the adequate skills to accurately account for and disclose significant transactions or disclosures.

Remediation Initiatives

Beginning in the first quarter of 2006, the Company streamlined its reporting procedures by requiring all accounting groups within each subsidiary, which includes tax, treasury, financial planning and analysis groups, to directly report information and communicate to their respective accounting group at the Company’s financial accounting headquarters in Shenzhen. Each accounting group at Shenzhen is now responsible for overseeing the reporting results delivered for each subsidiary within their group to ensure that the material transactions and financial disclosures provided by such group are accurate, complete and correct and do not contain any material misstatements or omit material information.

The Company plans to retain the services of outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.

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

Remediation Initiatives

As indicated in the Company’s 10-K filed on April 28, 2006, PacificNet has greatly expanded its Finance and Accounting staff in China in the last six months. In January, the Company promoted Mary Ma to the new position of Vice President of Finance, a position which will be permanently stationed in China. The Company has gradually transitioned the roles, responsibilities and job function of the CFO role to Mary May, the new VP of Finance. In May 2006, the Company announced the resignation of Mr. ShaoJian Wang as the CFO effective May 26, 2006. Concurrently, Mr. Wang announced that he had accepted a new position at Hurray! Holding Co. Ltd. (Nasdaq:HRAY) as their President and Chief Operating Operator. Mr. Victor Tong, PacificNet’s President, has taken the position of Interim CFO during the Company’s search for a permanent CFO. PacificNet has been actively seeking a new permanent CFO through job ads and headhunting firms.

The Company created a new position, Vice President of Finance for China Operations, and has appointed Mary Ma to fill the position. Ms. Ma has the prior business experience required to act in a supervisory capacity for the Company, including experience with Chinese Accounting Standards, IAS and US GAAP, corporate finance, finance analysis and operation. Ms. Ma and Mr. Joe Levinson, the Company's outside financial advisor, with assistance from other senior members of the financial staff, have reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company.

The Company has plans to hire managers experienced in several key areas of accounting, including primarily persons with experience in US GAAP consolidation requirements, SEC financial reporting requirements and international tax skills, who will include the following:

•	a consolidation manager with relevant accounting experience, skills and knowledge;
•	several senior managers familiar with SEC financial reporting requirements with relevant accounting experience, skills and knowledge; and
•	a senior manager with relevant PRC and international tax and accounting skills, experience and knowledge.

In September 2005, the Company implemented a formal training process to train its accounting and financial staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of the Company’s business. The Company plans to conduct a training seminar regarding revenue recognition, including identification of non-standard contracts in China.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We market and sell our products globally, with significant portion of our sales historically made in China. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

•	the burden of complying with a variety of foreign laws and regulations;
•	the burden of complying with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act;
•	difficulty complying with continually evolving and changing global product and communications standards and regulations for both our end products and their component technology;
•	market acceptance of our new products, including longer product acceptance periods in new markets into which we enter;
•	reliance on local original equipment manufacturers (“OEMs”), third party distributors and agents to effectively market and sell our products;
•	unusual contract terms required by customers in developing markets;
•	changes in local governmental control or influence over our customers;
•	changes to import and export regulations, including quotas, tariffs, licensing restrictions and other trade barriers;
•	evolving and unpredictable nature of the economic, regulatory, competitive and political environments;
•	reduced protection for intellectual property rights in some countries;
•	unproven business operation models developed or operated in specific countries or regions;
•	longer accounts receivable collection periods; and
•	difficulties and costs of staffing and managing multinational operations, including but not limited to internal controls and compliance.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. See “Item 8A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” in our Annual report on Form 10-KSB for the year ended December 31, 2005 for a discussion of these material weaknesses. As of the date of the filing of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified. If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

PACIFICNET INC.

Date: August 15, 2006	By:	/s/ TONY TONG

Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2006	By:	/s/ VICTOR TONG

Victor Tong President and Interim Chief Financial Officer (Principal Financial Officer)