Form 10KSB/A
period 2005-12-31
PACIFICNET INC
filed 2006-11-03
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A#1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-24985

PACIFICNET INC.
(Exact name of small business issuer in its charter)

DELAWARE	91-2118007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23/F, TOWER A, TIMECOURT, NO.6 SHUGUANG XILI, CHAOYANG DISTRICT, BEIJING, CHINA 100028	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number: 0086-10-59225000
601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.
(Former Name and Address)

Securities Registered under Section 12(b) of the Exchange Act: NONE

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b) of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $44,341,000. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2006 was approximately $66,627,235, based upon the closing sale price of $7.39 per share as reported by The NASDAQ National Market on such date. There were 13,238,497 shares of the Company's common stock outstanding on March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Explanatory Note:

This Annual Report on Form 10-KSB/A (“Form 10-KSB”) is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC) on April 28, 2006 (the “Original Filing”). We are amending and restating the following specific items in this Amendment No. 1:

(i)	Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation- to expand disclosures as a result of amendments to the financial statements.

(ii)
Part II. Item 7. Financial Statements- to restate the financial statements, including certain adjustments made to the Company’s 203 financial statements regarding the recording of business acquisitions and to expand disclosures for goodwill, property and equipment, subscription payable, income taxes and segment information.

(iii)	Part III. Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act to update officer information for our recently appointed CFO.

(iv)	Part III. Item 13. Exhibits and Reports on Form 8-k- to reflect inclusion of updated officer certifications in Exhibits 31 and 32 for this amended filing.

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

3) PACIFICNET SOLUTIONS LIMITED (Incorporated in Hong Kong)

PacificNet Solutions Ltd. (referred to herein as "PacSo"), incorporated in Hong Kong is a subsidiary that specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of PacSo's products and services includes smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

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

(III) COMMUNICATION PRODUCTS DISTRIBUTION GROUP

1) PACIFICNET COMMUNICATIONS LIMITED

PacificNet Communications Limited (referred to herein as "PacCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in the sales and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China.

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

3) SHGNAHAI CLASSIC GROUP LIMITED

Shanghai Classic Group Limited ("Shanghai Classic"), is a subsidiary of PacificNet that specializes in the distribution of communication products and services. Shanghai Classic's subsidiary YueShen is a distributor of telecom services including phone cards, mobile SIM cards, prepaid stored-value cards, re-chargeable phone cards, VoIP and IDD calling cards.

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

6) PACIFICNET GAMES LIMITED (Incorporated in the BVI)

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

8) PACIFICNET BEIJING LIMITED (Incorporated in the PRC)

PacificNet Beijing Limited (referred to herein as "PacBJ") incorporated in the PRC as a wholly owned foreign enterprise (WOFE) is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is to provide administrative back-office support, IT support and software development services, to support PacificNet's operations in China, and to conduct the administrative operations of PacificNet in China.

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

Dianxun-DE, Sunroom-DE and Wanrong-DE established the fees for data services in consultation with telecommunications operators in China. They share the revenues from these fees with the telecommunications operators, content providers and mobile phone producers. They also pay a transmission fee to the appropriate telecommunications operator with respect to messages that they send through its value-added services platform.

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

BUSINESS OPERATION HIGHLIGHTS OF 2005

During the three months ended December 31, 2005, we continued to win business from high-profile Chinese and multinational companies conducting business in China such as China Mobile, China Unicom, China Telecom, Bank of China, Ping An Insurance, TCL, TNT Express, Watsons, Hutchison. All of our business units remain strong, and we continue to focus on penetrating the CRM and VAS/IVR markets through organic growth and by acquisition. With the launch of the 'iPACT' IVR-Alliance program, we hope to sign up new local IVR service providers to join our unified brand and strong IVR content and service offerings, under a chain of unified service standard under the iPACT brand. We look forward to revenue growth, market share improvement, and stronger partnerships with all the major telecom operators and local IVR service providers in China. With business activity increasing across all of our units, we are excited about the prospects for the Company in the coming quarters. We believe that our fundamentals are stronger than ever and that market opportunities for sustainable growth and profitability in China's CRM and VAS sector are vast. The following are some of the highlights of 2005:

●	In January, Watsons Water selected PacificNet Epro's WISE-xb Multimedia Contact Center System as its customer services initiative for its customer services center.

●
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

●
In February, we successfully deployed WISE-xb Interactive Voice Response System (IVRS) Contact Center Solution for TNT Hong Kong, a division of TPG NV and the world's leading business to business express delivery company, as TNT's key customer relationship management (CRM) initiative to enhance its customer services.

●
In March, we expanded our operations by acquiring entities that operate as service providers in the VAS & IVR industries, which have grown rapidly in China in recent years and to further develop products and services organically. On the acquisition front, the purchase of Guangzhou 3G Information Technology Co. Ltd. in April was a significant event. We purchased a 51% controlling interest, which is expected to help expand PacificNet's value-added service coverage to all of China through Guangzhou 3G's experienced operation team of 280 staff and sales offices in 26 provinces in China. Guangzhou 3G is one of the largest value-added telecom and information services providers in China with both voice and data connections to the four major telecom operators (China Mobile, China Unicom, China Telecom, and China Netcom), covering both mobile and fixed-line networks.

●
In April, we were selected by Ping An Insurance ("Ping An"), the second largest life insurance company in China, to provide CRM consulting and call center training services to Ping An's main customer service center located in Suzhou with 300 seats and 500 customer service representatives.

●
In April, we have formed an alliance with the largest Call Center in Japan, under which we became designated agent for Bellsystem24, Inc. in China and Hong Kong. Bellsystem24 is Japan's largest telemarketing, call center and CRM services company with over 4,300 clients, 22,135 communication service representatives, 9,500 workstations, 160 system engineers, and 31 offices in Japan.

●
In June, we formed a partnership with Epicor Software Corporation (NASDAQ:EPIC), a recognized global leader of software solutions for middle-market companies, to provide Customer Relationship Management (CRM) for Chinese companies.

●
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

●
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

●	In October, PacificNet Epro acquired a 70% ownership interest in Guangzhou JunFeng Network Technology Co. Ltd. (JunFeng). The acquisition is expected to be additive to Epro's 2006 earnings.

●
In November, PacificNet Linkhead was awarded an open project tender by Industrial and Commercial Bank of China ("ICBC"), the largest commercial bank in China with over 21,000 domestic branches, to develop its integrated IVR telephone banking system.

●	In December, we continued to win high-profile government and private sector projects. We won a project tender by the City of Guangzhou, one of the largest and most affluent cities in China, to develop an Internet and intranet based e-business platform for Guangzhou Metro.

RECENT DEVELOPMENTS

Recently, we expanded our operations by acquiring entities that operate as Internet e-commerce providers and service providers in the wireless VAS & IVR industries, which have grown rapidly in China in recent years.

ACQUISITION OF GUANGZHOU WANRONG IN Q1 2006

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

3. COMMUNICATION PRODUCTS DISTRIBUTION

PACIFICNET COMMUNICATIONS LIMITED - PacificNet Communications Limited (referred to herein as "PacCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in the sales and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China.

IMOBILE - iMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 2.3 million registered online users and over 400,000 active users, with 5 million daily page views and 20,000 blog postings per day, which makes iMobile the top ranked site in its category in China.

SHANGHAI CLASSIC (YUESHEN) - Shanghai Classic is a distributor of communication products and telecom services, such as calling cards, mobile SIM cards, prepaid stored-value cards, and mobile accessories.

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

1. OUTSOURCING SERVICES (INCLUDING BPO, ITO, CALL CENTER SERVICES) CUSTOMERS

The following is a brief description of some of the Company's customers in the outsourcing services group:

HUTCHISON TELECOM - A subsidiary of Hutchison Whampoa Ltd, is one of the world's leading owners and operators of telecommunications, offering a wide range of communication services in Hong Kong and around the globe including mobile telephony (voice and multimedia), paging, radio, fixed-line services, Internet services, fiber optic broadband networks and radio broadcasting.

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

GOVERNMENT REGULATION

We operate our business in China under a legal regime that consists of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its leadership, including:

●	the Ministry of Information Industry (MII);

●	the China Securities Regulatory Commission (CSRC);

●	the Ministry of Culture;

●	the General Administration of Press and Publication of the P.R. China;

●	the State Copyright Bureau;

●	the State Administration of Industry and Commerce (SAIC);

●	the Ministry of Public Security; and

●	the Ministry of Commerce.

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

EMPLOYEES

As of December 31, 2005, together with our subsidiaries, we had approximately 2,300 employees and contractors. We have not experienced any labor stoppages. None of our employees are covered by collective bargaining agreements. The breakdown of number of employees for each of the business units of the Company is as follows:

COMPANY AND SUBSIDIARIES	NUMBER OF EMPLOYEES
PacificNet Inc.	5
PacificNet Limited (Hong Kong)	12
PacificNet Beijing	16
PacificNet Shenzhen	13
PacificNet Guangzhou	1
PacificNet Solutions Ltd.	1
PacificNet Power Ltd.	4
PacificNet Epro (Epro Telecom Holdings Limited)	750
Beijing Linkhead Technologies Company Limited	60
Shanghai Classic Group Limited (Yueshen)	32
Smartime / Soluteck Technology (Shenzhen) Company Limited	170
Guangzhou 3G (Sunroom)	280
Clickcom (Dianxun)	10
ChinaGoHi (Lion Zone, GuHaiGuanChao)	860
Wanrong	42
iMobile	58
TOTAL	2314

RESEARCH AND DEVELOPMENT

We place great emphasis on the continued enhancement of our existing products and solutions, including designing, developing and supporting a portfolio of converged voice and data enhanced services, products and solutions to help wireless, fixed-line and Internet service providers offer unprecedented access to communications, information and commerce. We have ongoing research and development activities with respect to the following products and solutions:

●	multi-media information on demand systems, which integrates the dynamics of the Internet with voice-based communication applications, including text-to-speech and voice recognition capabilities;

●	web-based multimedia call center/customer relationship management for service providers and corporations;

●	WISE-xb, which is a call center agent performance management and reporting software. It provides intelligent routing, comprehensive ACD/PBX capabilities, Email, IVR, Voice Mail, Messaging, Conference, Recording, Coaching/Supervising, Reporting and Interface.;

●	voice mail systems;

●	color ringback tone systems; and

●	value-added services for mobile users.

EXECUTIVE OFFICES

Our executive offices are located in Hong Kong, Beijing, Shenzhen, Guangzhou, China, and Minneapolis, USA, at the following addresses:

PacificNet Limited 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong.
Tel: 011-852-2876-2900, Fax: 011-852-27930689, HKOffice@PacificNet.com

PacificNet Shenzhen Office:
Room 901, Tower A, Tian An High-Tech Plaza, Tian An Cyber Park, Fu Tian District, Shenzhen, China Postal Code: 518040

PacificNet Guangzhou Office:
15/F, Building A, Huajian Plaza, No. 233 Tianfu Road, Tianhe District, Guangzhou, China Postal Code: 510630

PacificNet Beijing Office:
23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China
Postal Code: 100028     Tel:86-010-59225000

PacificNet Inc.
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

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND RECENTLY EXPERIENCED A SIGNIFICANT INCREASE IN REVENUE THAT MAY NOT BE SUSTAINED.

Our business operations commenced in 1994, and subsequently the business was incorporated as a Delaware corporate entity in 1999. Our operating history may be insufficient to evaluate our business and future prospects. Although our revenues have grown rapidly in the past two years, primarily as a result of our increased acquisition activity, we cannot assure investors that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including our potential failure to:

●	increase awareness of our brands, protect our reputation and develop customer loyalty;

●	manage our expanding operations and service offerings, including the integration of any future acquisitions;

●	maintain adequate control of our expenses; and

●
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

THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND SUCH ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION.

Our growth strategy is to acquire companies and identify and acquire assets and technologies from businesses in greater China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expend significant resources to undertake business, financial and legal due diligence on our potential acquisition target and there is no guarantee that we will acquire the company after completing due diligence. Any future acquisitions will be subject to a number of challenges, including:

●	the diversion of management time and resources and the potential disruption of our ongoing business;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	potential unknown liabilities associated with acquired businesses;

●	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

●	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

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

THE ESTABLISHMENT AND EXPANSION OF INTERNATIONAL OPERATIONS REQUIRES SIGNIFICANT MANAGEMENT ATTENTION. All of our current, as well as any anticipated future revenue, are or are expected to be derived from Asia. Our international operations are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

●	legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;

●	longer customer payment cycles and greater difficulties in collecting accounts receivable;

●	uncertainties of laws and enforcement relating to the protection of intellectual property; and potentially uncertain or adverse tax consequences.

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

Since we are deemed to be foreign persons or foreign funded enterprises under PRC laws and cannot directly invest in telecommunications companies, we operate our IVR, call center and telecom value-added services business in China through operating companies or variable interest entities (VIEs) owned by PRC citizens. We control these companies and operate these businesses through contractual arrangements with the respective operating companies and their individual shareholders, but we have no equity control over these companies. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of our in-house PRC legal counsel, our current ownership structure, the contractual arrangements among our wholly owned subsidiaries and the operating company and their shareholders comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, they have not commented on it and uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our in-house PRC counsel. If we, or the operating companies, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

●	levying fines;

●	confiscating income;

●	revoking licenses;

●	shutting down servers or blocking websites;

●	requiring a restructure of ownership or operations; and/or

●	requiring the discontinuance of wireless VAS and online advertising businesses.

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

WE MUST RESPOND QUICKLY AND EFFECTIVELY TO NEW TECHNOLOGICAL DEVELOPMENTS.

Our VAS business is highly dependent on our computer and telecommunications equipment and software systems. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could adversely affect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing software and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new software and systems in a timely manner, our competitors’ technologies or services may render our products or services noncompetitive or obsolete.

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

THE PRICE OF OUR STOCK HAS FLUCTUATED IN THE PAST AND MAY CONTINUE TO DO SO.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts' expectations;

●	general economic slowdowns;

●	changes in market valuations of similar companies;

●	sales of large blocks of our common stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

●	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of companies with primarily international-based operations.

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

Locations	Area (Square Feet)
PacificNet Limited, 601 New Bright Building, 11 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. Tel: 011-852-2876-2900 , Fax: 011-852-27930689 , HKOffice@PacificNet.com	17,739
PacificNet Shenzhen Office: Room 901, Tower A, Tian An High-Tech Plaza, Tian An Cyber Park, Fu Tian District, Shenzhen, China Postal Code:518040	1,100
No. 30, ShiBaFu North Road, Liwan District, Guangzhou, 510140	2,250
1-2 floor, Yingyuan u, Yingyuan Road, Yuexiu District, Guangzhou, 510410	2,500
PacificNet Beijing Office: 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China, Postal Code: 100028 Tel:86-010-59225000	14,812

We believe that our offices are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened legal proceedings that involve us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on December 30, 2005 at the Company's executive offices located at 901,Tower A, Tian An High-Tech Plaza, Tian An Cyber Park, Futian District, Shenzhen, China for the following purposes:

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

At such meeting the followings proposals were voted and resolved:

1.
The following directors were elected to the Board of Directors of Company, after each receiving a plurality of the votes cast: 1. Tony Tong (6,079,111 votes or 50.82% voted for), 2. Victor Tong (6,077,611 votes or 50.81% voted for), 3. Joseph Levinson (6,077,581 votes or 50.81% voted for), 4. Tao Jin (6,079,083 votes or 50.82% voted for), 5. Peter Wang (6,078,583 votes or 50.82% voted for), 6. Michael Chun Ha (6,079,683 votes or 50.83% voted for), 7. Jeremy Goodwin (6,079,083 votes or 50.82% voted for).

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
F FISFISCAL 2004
Quarter Ended March 31, 2004	$7.40	$4.81
Quarter Ended June 30, 2004	$5.65	$2.62
Quarter Ended September 30, 2004	$3.85	$1.91
Quarter Ended December 31, 2004	$14.08	$2.43
FISCAL 2005
Quarter Ended March 31, 2005	$11.34	$6.46
Quarter Ended June 30, 2005	$10.23	$6.71
Quarter Ended September 30, 2005	$9.00	$6.85
Quarter Ended December 31, 2005	$8.48	$6.30
F FISFISCAL 2006
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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Remaining available for further issuance under equity compensation plans
Equity compensation plans approved by security holders (under 1998 Stock Option Plan) (1)	1,360,100	3.99	0
Equity compensation plans approved by security holders (under 2005 Stock Option Plan) (2)	155,600	6.59	1,844,400
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) Reflects options granted and available for issuance under the 1998 Stock Option Plan.
(2) Reflects options granted and available for issuance under the 2005 Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the period covered by the report that were not previously reported on a Form-8K or Form 10-QSB.

REPURCHASES OF COMPANY COMMON STOCK

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 - Mar 31, 2005	NONE	-0-	NONE	$701,609
Apr 1 - Jun 30, 2005	NONE	-0-	NONE	$701,609
Jul 1 - Jul 31, 2005	NONE	-0-	NONE	$701,609
Aug 1 - Aug 31, 2005	2,000 (1)	$7.5	NONE	$686,609
Sep 1 - Sep 30, 2005	NONE	-0-	NONE	$686,609
Oct 1 - Oct 31, 2005	NONE	-0-	NONE	$686,609
Nov 1 - Nov 30, 2005	NONE	-0-	NONE	$686,609
Dec 1 - Dec 31, 2005	149,459 (2)	$0.00001	NONE	$686,608

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS This annual report on Form 10-KSB, as amended, contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenue for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2005 (%)	2004 (%)
Revenues	100	100
Cost of Revenues	(75.4)	(81.0)
Gross Margin	24.6	19.0
Selling, general and administrative expense	(13.2)	(11.6)
Depreciation and amortization	(0.7)	(0.3)
Earnings / (loss) from operations	10.3	6.5
Interest (expenses) income, net	0.1	0.3
Sundry income	1.9	1.4
Provision for income taxes	(0.5)	(0.1)
Share of profit of associated companies	(0.00)	0.1
Minority interest	(6.6)	(5.5)
Discontinued operations	-	(0.1)
NET EARNINGS	5.6	2.6

REVENUES

Total revenues for the year ended December 31, 2005 were $44,341,000, an increase of 49% as compared to $29,709,000 for the year ended December 31, 2004. The increase in revenue was mainly due to revenue derived from the value-added telecom services rendered by the Company's newly acquired subsidiaries, Guangzhou3G ($3,143,000), Clickcom ($365,000) and Lion Zone ($1,194,000). In the aggregate, the three newly acquired subsidiaries contributed to 11% of the total revenue. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines. The "Other Business" column includes the revenue and earnings/(loss) from operations of our other insignificant subsidiaries. Summarized financial information for each of our four business operating segments is set forth in the table below.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

For the year ended December 31, 2005	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues (% of Total)	13,505,000 (30.5%)	13,834,000 (31.2%)	16,201,000 (36.5%)	801,000 (1.8%)	44,341,000 (100%)
Earnings / (Loss) from Operations	1,360,000	3,899,000	558,000	(1,248,000)	4,569,000

(1) OUTSOURCING SERVICES

Revenues for the year ended December 31, 2005 were $13,505,000, an increase of 44% as compared to $9,385,000 for the year ended December 31, 2004. Outsourcing services revenues made up 26.54% of the Company's total revenues for the fourth quarter of the year due to its subsidiary being selected by China's State Administration of Taxation to provide integrated call center services training for the tax bureau's "123661" customer services center in Shenzhen and it is believed that the contact center expansion in Guangzhou will lead to over 40% annual revenue growth in the coming years. One of the reasons the revenues increased is due to the continuous rapid growth on computer software product and the company provides a seamless solution and multi-media channels for clients to communicate with their customers for building better customer relationship and generating more sales revenue. The combination of its innovative infomercials along with our growing call center operations will allow us to support significant future growth. It is a strong vote of confidence in our future development in China's growing CRM call center market due to our expansion from B2B outsourced call center services into B2C infomercial services market for vertical industries which a growing number of domestic and multinational companies across a number of industries are selecting us to enhance customer services. This demand for CRM services reflects the increasingly competitive nature of the Chinese marketplace where customers choose a provider not solely based upon price, but also on customer services. We believe that our CRM contact center has emerged as the new competitive advantage for the market leaders in China and we are well positioned to benefit from this trend.

(2) VALUE-ADDED SERVICES VAS

Revenues for the year ended December 31, 2005 was $13,834,000, a significant increase of 142% as compared to $5,724,000 for the year ended December 31, 2004. Our acquisition of 3G, Clikcom and Lion Zone in 2005 contributed to the increase in revenues for this business segment and helped us enter the mobile Internet market in China. VAS revenues made up 49.1% of the Company's total revenues for the fourth quarter of the year. Presently, approximately 80% of mobile phone users use VAS in China. The Company’s revenue in the sales of voice cards continued to grow through Linkhead-generated NMS cards and with the cards increasing use in voice hardware equipment, based on CPCT industry control machines and Media Server which supports access from both PSTN and VoIP, softswitch and 3Gnetworks. These phone cards sold through the VAS segment differ from the calling cards sales in the Communication Distribution Business as described below in that those phone cards are geared towards the end user and include prepaid calling cards, IDD long distance calling cards, internet access cards, bundled cross-selling insurance cards, shopping discount cards, travel and hotel reservation cards, entertainment cards, and customer loyalty membership cards. For example, the Bank of China Shanghai selected PacificNet Epro to provide CRM and call center management training, to enhance agent productivity, to improve call center service quality, and to revise the strategic market positioning for the bank.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Revenues for the year ended December 31, 2005 were $16,201,000, an increase of 37% as compared to $11,790,000 for the year ended December 31, 2004. Distribution revenues remained steady growth during the year due to the increasing market growth in communication products distribution services. Communication products distribution revenues made up 20.3% of the Company's total revenues for the fourth quarter of the year. In FY2005, sales mix of high-margin products such as number cards and IP cards increased whereas substantial portion of FY2004 revenues were derived from low-margin prepaid stored-value cards. This improved sales mix was achieved through sales incentive scheme. Furthermore, we believe that our Take1 and My Memory Maker Kiosks are a natural fit in the self-service vending machine, party, amusement, and casino market, and we also believe there are strong opportunities for growth in high-traffic tourist and amusement destinations. Recently, the Company had entered into a definitive agreement to acquire iMobile in order to enhance our position in this rapidly growing B2C market in China.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the year ended December 31, 2005 were $33,439,000 an increase of 38% from $24,074,000 for the year ended December 31, 2004. The slight increase in the cost of revenues was directly associated with the increase in revenue. Cost of revenue, as a percentage of revenue, was 75% for the year ended December 31, 2005 as compared with 81% for the year ended December 31, 2004. The decrease in percentage cost of revenues was attributable to the changes in operations, from supplying systems integration and software applications in 2004 to becoming value-added telecom services and product providers in 2005. Gross profit for the year ended December 31, 2005 was $10,902,000 an increase of 93% as compared to $5,635,000 for the year ended December 31, 2004, resulting from gross margin contributions from our newly acquired subsidiaries in 2005. Gross profit for the fourth quarter of the year was $5,047,000, a significant increase of 265% as compared to $1,379,000 for the same period in 2004; or a significant increase of 153% as compared to the third quarter of 2005.

We believe that our gross margin overall approximates the industry standards. The significant increase in gross margin came primarily from, our phone card business, which has higher gross margins, typical for that industry. We expect our gross margin percentage to increase gradually as a result of cost reduction and efficient utilization of assets.

(1) OUTSOURCING SERVICES

As compared to prior year, cost of revenues for outsourcing services increased by 55% to $10,095,000 (2004: $6,491,000). Gross profit was 4% lower at $3,409,000 (2004: $3,543,000). Gross profit of $1,069,000 for the fourth quarter had a significant increase of 56% as compared to $682,000 for the third quarter of 2005 due to the increasing demand for outsourcing contact center services, especially from the industries of telecom, banking, market research and fast-moving consumer goods, among others. The slightly decline year over year was primarily due to the enhanced Hong Kong market competition. However, from the perspective of high-margin IT Solutions, EPRO enjoyed growth in FY2005 from its self-developed Contact Center System - WISE-xb Contact Center System and TNT Hong Kong selected this contact center solution with customer management capabilities to improve efficiency and enhance customer satisfaction.

(2) VALUE-ADDED SERVICES

As compared to prior year, cost of revenues for VAS increased by 75% to $7,715,000 (2004: $4,403,000). Gross profit was 262% much higher at $6,119,000 (2004: $1,688,000). Gross profit of $3,241,000 for the fourth quarter also had a significant increase of 471% as compared to the same period in 2004; or an increase of 184% as compared to $1,141,000 for the third quarter of 2005. Throughout the new acquisitions in 2005 such as Lion Zone with higher gross margin, it moved our strategic consolidation in China's CRM and VAS market, and increased our customer base and improved our gross margin. The increasing gross profit is also derived from the continued profitability in the sale of phone cards. Furthermore, Company increased market share in the voice/IVR supplier market.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

As compared to prior year, cost of revenues for communication products distribution slightly increased by 17% to $15,347,000 (2004: $13,106,000). Gross profit was 194% higher at $854,000 (2004: $290,000). The fourth quarter is normally the strongest due to holiday-related promotions which increase the spending of our customers with us and therefore higher margin was expected. Furthermore, since revenues made up the highest rate of 36.5% of the Company's total revenues and cost of revenues had only slightly increased in 2005, its gross profit relatively increased more to reach our future expectation. As one of its subsidiaries, Shanghai Classic (Yueshen), signed an agreement to become a designated integrated services distributor of China Mobile in 2005, it increased the Company's overall distribution revenues and profit margin. The improved gross margin was mainly due to increased sales mix from higher margin products such as number cards with average gross margin of 8 to 15% and IP calling cards with average gross margin of 30% instead of low-margin prepaid stored-value cards with just around 2% gross margin.

(4) OTHER BUSINESS

Cost of revenues and gross profit for PacificNet Power for the year ended December 31, 2005 was $269,000 and $67,000. PacificNet Power did not exist in 2004, so no comparison is available for 2004

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Selling, General and Administrative expenses for communication products distribution were $271,000 for the year ended December 31, 2005, an increase of 188% as compared to $94 for the year ended December 31, 2004. This business is easily scalable depending on the availability of working capital, since one of the subsidiaries, Shanghai Classic (YueShen), needs to pay the telephone operators/suppliers cash upfront.

(4) OTHER BUSINESS

Selling, General and Administrative expenses were $167,000 for the year ended December 31, 2005.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses were $1,126,000 for the year ended December 31, 2005, which represented 1344% increase as compared to the year ended December 31, 2004 of which depreciation and amortization expenses was $78,000.

EARNINGS FROM OPERATIONS

Operating profit of $4,569,000 for the year ended December 31, 2005, a significant increase of 136% as compared to $1,937,000 from the year ended December 31, 2004. Operating margins nearly doubled to 10.3% from 6.5% in the previous year. Quarterly operating profit was $1,702,000, an increase of 66% as compared to $1,026,000 from Q3 2005. Quarterly operating profit of $380,000, $1,470,000, and $254,000 generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value-Added Services (VAS) and (3) Telecom Distribution Services, represented an increase of 75%, 50% and 47% respectively. These are compared to $217,000, $974,000, and $172,000 respectively for Q3 2005. Operating profit of $1,360,000, $3,899,000 and $558,000 generated from business units (1), (2) and (3) for the year ended December 31, 2005 represented an increase of 36%, 110% and 556% respectively, as compared to$1,000,000, $1,859,000, and $85,000 respectively for the year ended December 31, 2004. The increase in operating margin reflects Company's continuous shift away from our traditional lower-margin phone card distribution business (B2B services) to higher margin value-added telecom services and B2C e-commerce. We believe that in 2006 this strategy will result in increased profitability. This strategy is beginning to work, as our operating margin increased from 6.5% in 2004 to 10.3% in 2005.

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

SUNDRY INCOME/EXPENSE

Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries' control and such income does not related to each subsidiaries' core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2004, the non-operating income or sundry income was mainly derived from Linkhead's consulting services income from system integration services totaling $380,000.

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

NET EARNINGS Net earnings for the year ended December 31, 2005 was $2,489,000 as compared to net earnings of $774,000 for the year ended December 31, 2004. Operating profit of $1,360,000, $3,899,000 and $558,000 generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value-Added Services (VAS) and (3) Telecom Distribution Services, represented an increase of 36%, 110% and 556% respectively as compared to $1,000,000, $1,859,000, and $85,000 respectively for the year ended December 31, 2004. The overall net earnings increased sharply due to (i) the Company acquired direct response television and infomercial marketing services company in China which received an award by the Chinese tax bureau as one of the "Top 100 Tax-Paying Enterprises" in Shenzhen as recognition for profit generation, commercial leadership and government contribution; (ii) launched a new Mobile Mailbox Service called "UMAIL" for Unicom's CDMA users on its WAP Portal website; (iii) signed up China Mobile for New Blog Service and so forth. Furthermore, the new facility in China should lead to growth in profit margin because the labor cost and office facility is less than half of the cost in Hong Kong.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS We have significant cash resources to meet our contractual obligations as of December 31, 2005, as detailed below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$1,060,000	$1,060,000	--	--
Bank Loans	$194,000	$188,000	$6,000	--
Operating leases	$1,676,000	$870,000	$806,000	--
Capital leases	$204,000	$126,000	$78,000	--
Total cash contractual obligations	$3,134,000	$2,244,000	$890,000	--

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

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Chinese renminbi ("RMB"). The value of the RMB-to-U.S. dollar or Hong Kong dollar-to-United States dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. Since October 2004, the renminbi has been pegged to the US dollar at the rate of one dollar for 8.2765 Yuan, which was scrapped when the renminbi reform was launched on July 21 and since then the Yuan was fixed at a market basket of currencies. Recently there has been increased political pressure on the Chinese government to decouple the renminbi from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese renminbi exchange rate, regarding that in the past two months (February and March 2006) when the new currency rate system has been operating, the currency rate of renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. Although a devaluation of the Hong Kong dollar or renminbi relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or renminbi relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. For fluctuations in period to period exchange rates, the translation adjustment is required to translate from local functional currency to the USD reporting currency (not RMB to HKD to USD). The Company has never engaged in currency hedging operations and has no present intention to do so.

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

●
The Company's business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

●
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

●	If the Company is unable to derive any revenue from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

* A substantial portion of the operations of business operations depend on mobile telecommunications operators (operators) in China and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of the Company's revenue. The VIEs rely entirely on the networks and gateways of these operators to provide its wireless value-added services. Specifically these operators are the only entities in China that have platforms for wireless value-added services. The Company's agreements with these operators are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with the Company, it would severely affect the Company's ability to conduct its existing wireless value-added services business.

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

The following conditions were identified:

●	The current organization of the accounting department does not provide PacificNet with the adequate skills to accurately account for and disclose significant transactions or disclosures.

●	Certain key managers in the accounting department do not appear to have the knowledge and experience required for their responsibilities.

●	Substantive matters are not being addressed appropriately by the Board and Audit Committee resulting in inadequate oversight from the Board and Audit Committee.

●	The process that PacificNet is currently using to monitor the ongoing quality of internal controls performance, identify deficiencies and trigger timely corrective action is not working effectively.

●	There is no adequate means of accurately capturing and recording certain significant and complex business transactions.

Accordingly, the Company's internal controls over financial reporting are not effective.

Based upon the Company's evaluation, which considered the above findings of Clancy, the Company's management, including the Chief Executive Officer, Chief Financial Officer and President concluded that, as of December 31, 2005, the Company's internal controls over financial reporting were not effective.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of November __, 2006:

Name	Age	Title
Tony Tong	38	Chairman and Chief Executive Officer
Victor Tong	35	President, Secretary, and Director
Joseph Levinson	30	Chief Financial Officer
Shaojian (Sean) Wang	41	Director
Peter Wang	51	Independent Director (1)(3)
Michael Ha	36	Independent Director (2)(3)
Jeremy Goodwin	33	Independent Director (1)(3)
Tao Jin	38	Independent Director (1)(2)(3)
Mary Ma	35	Vice President of Finance and Chief Financial Officer for ChinaGoHi Subsidiary
Wenming Wang	44	President of ChinaGoHi Operation
Jingjin Wu	46	Vice President of ChinaGoHi & DRTV Operations
David Lin	39	Vice President of Investment Management
Victor Choy	37	Vice President, Mobile Distribution Services
Brian Lin	41	Vice President, Northern China
Fei Sun	40	Vice President, Southern China
Philip Cheng	42	Vice General Manager
Jack Ou	39	Vice General Manager, Southern China
Mike Fei	38	Company Secretary and General Counsel
Star Mu	37	Regional Manager, Northern China
Shannon Lee	29	Vice President of Investment
Jacob Lakhany	29	Director of Investor Relations and Public Relations
Super Yongchao Wang	32	Vice President of Value Added Services
Telly Wai-Hon Wong	44	Vice President of Call Center Services
Carol Men-Yee Chang	43	Vice President & COO of Call Center Operations
Joyce Mei-Wei Poon	40	Vice President of CRM Services
Fiona Yee-Chong Cheuk	31	Marketing and PR Manager, CRM & Call Center Services

(1) Member of Audit Committee
(2) Member of Nominating Committee
(3) Member of Compensation Committee

Our executive officers are appointed at the discretion of our board of directors with no fixed term. There are no family relationships between or among any of our executive officers or our directors other than the relationship between Mr. Tony Tong and Mr. Victor Tong.

The following is a brief description of each board of director, key positions and brief biography:

MR. TONY TONG, age 38, is the Chairman, CEO, Executive Director, and co-founder of PacificNet since 1999. From 1995 to 1997, Mr. Tong served as the Chief Information Officer of DDS Inc., a leading SAP-ERP consulting company in the USA, which was later acquired by CIBER, Inc. (NYSE: CBR). >From 1993 to 1994, Mr. Tong worked for Information Advantage, Inc. (Nasdaq:IACO), a leading business intelligence, Data-Mining and CRM technology provider serving Fortune 500 clients. IACO consummated an IPO on Nasdaq in 1997 and was later acquired by Sterling Software and Computer Associates (NYSE:CA). From 1992 to 1993, Mr. Tong worked as a Business Process Re-engineering Consultant at Andersen Consulting (now Accenture, NYSE:ACN). From 1990 to 1991, Mr. Tong worked for ADC Telecommunications (Nasdaq:ADCT), a global supplier of telecom equipment. Mr. Tong's R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by US Patent and Trademark Office) titled "Computerized Work Flow System, an Internet-based workflow management system for automated web creation and process management." Mr. Tong also serves on the board of advisors of Fortune Telecom (listed on Hong Kong Stock Exchange: 0110.HK), a leading distributor of mobile phones, PDAs, telecom services, and accessories in China and Hong Kong. Mr. Tong is a frequent speaker on technology investment in China, and was invited to present at the Fourth APEC International Finance & Technology Summit in 2001. Mr. Tong is the Vice Chairman (PRC) of Hong Kong Call Centre Association, a Fellow of Hong Kong Institute of Directors, a consultant on privatization and securitization for China's State-owned Assets Supervision and Administration Commission (SASAC), and a frequent speaker for LexisNexis, a licensed Continued Professional Development (CPD) trainer, on China investment. Mr. Tong graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA.

MR. VICTOR TONG, age 35, is the President of PacificNet, and has served on our board as an Executive Director since 2002. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture, NYSE:ACN), American Express Financial Advisors (IDS), 3M, and the Superconductivity Center at the University of Minnesota. In 1994, Victor co-founded Talent Information Management ("TIM"), a leading internet application development and consulting company in Minnesota. PacificNet.com was originally founded as an operating division of TIM. In 1997, Mr. Tong successfully sold GoWeb internet consulting division of TIM to Key Investment, a leading technology and media investment company owned by Vance Opperman, a billionaire in Minnesota who founded West Publishing. Mr. Tong became the President of KeyTech, a leading information technology consulting company based in Minnesota. In 1999, he was recognized in "City Business 40 Under 40" as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award and graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Tong was an adjunct professor at the College of Software of Beihang University, one of the top software colleges in China. Victor Tong is the brother of Tony Tong.

MR. JOSEPH LEVINSON, age 30, joined PacificNet as Chief Financial Officer in September 2006. Mr. Levinson first came to China 10 years ago to take an executive position at Hong Kong-listed China Strategic Holdings ("CSH", HKSE:0235.HK), one of the earliest foreign venture capital firms involved in China. His responsibilities at CSH included its subsidiary China Tire (formerly listed as NYSE: TIR), one of the first mainland Chinese companies to list on the New York Stock Exchange, as well as other overseas listed companies. After CSH, Mr. Levinson worked at KPMG and later Deloitte and Touche. At age 24, Mr. Levinson became the youngest manager in Deloitte's New York office. After gaining experience as a manager in New York at the Big-4, Levinson left to devote himself to opportunities in China. In the last 5 years, Mr. Levinson has held senior positions in Chinese companies, including CFO of a China-based media company, a consultant for various Chinese companies seeking to list overseas, and most recently, as the CFO of an OTCBB-listed Chinese pharmaceutical company. Mr. Levinson has been a CPA since 1996. He completed his bachelors degree in 1994 in 2.5 years, graduating summa cum laude, and scored in the top 1% of the November 1994 CPA exam.

MR. SHAOJIAN (SEAN) WANG, age 41, has served on our board as a Director since 2002. From 2002 to May 2006, Mr. Wang also served as Chief Financial Officer of PacificNet. Mr. Wang is now President and Chief Operating Officer of Hurray! Holding Co., Ltd.(Nasdaq:HRAY), a NASDAQ-listed Chinese VAS company. Previously, Mr. Sean Wang was COO and acting Chief Financial Officer (CFO) at GoVideo and Opta Corporation, a public listed consumer electronics company in the US controlled by TCL, a leading consumer electronics maker in China. From 1987 to 2002, he served as a country manger at Ecolab, Inc. and as the managing director at Thian Bing Investments PTE, Ltd. From 1993 to 2002, Mr. Wang served as managing director of Thian Bing Investments PTE, Ltd. where he managed the Singapore-based company's multi-million dollar investment operations and identified strategic and investment opportunities. From 1987 to 1993, Mr. Wang held a number of increasingly important positions with Minnesota-based Ecolab Inc., culminating in his serving as general manager for the company's Indonesia operations. Mr. Sean Wang attended Peking University and received a BS in Economics from Hamline University and an MBA from Carlson School of Management, University of Minnesota.

MR. PETER WANG, age 51, has served on our board as an Independent Director since December 24, 2003. Mr. Wang is currently the Chairman and CEO of China Biopharma, Inc. (www.chinabiopharma.com.cn, OTCBB:CPBC, formerly Techedge Inc.), a fast growing developer, producer and distributor of human vaccine products in China, including human vaccines against influenza, hemorrhagic fever, and Japanese Encephalitis. Mr. Wang was a co-founder of Unitech Telecom (now named UTStarcom, NASDAQ:UTSI). Under his management, UTStarcom created the first digital loop carrier system and installed the first PHS system in China. As an entrepreneur, he has successfully co-founded and built other ventures in the US, including World Communication Group and World PCS, Inc. Mr. Wang has more than 20 years of experience in communication products and services. Mr. Wang is Co-Chairman of Business Advisory Council of the National Republican Congressional Committee. In 2004, Mr. Wang received the Outstanding 50 Asian Americans In Business award for his entrepreneurial achievement and technology leadership in the telecommunications industry. Mr. Wang holds a B.S. in Math & Computer Science and a M.S. in Electrical Engineering from University of Illinois, as well as an MBA in Marketing from Southeast-Nova University.

MR. MICHAEL CHUN HA, age 36, has served on our board as an Independent Director since December 24, 2003. Mr. Ha graduated from the Faculty of Law, University of Hong Kong in 1994 with a bachelor degree in law and was admitted as a solicitor of the High Court of the Hong Kong Special Administrative Region in 1997 and a solicitor of the Supreme Court of England and Wales in 1998. From 1995 to 2002, Mr. Ha worked as lawyer in a number of international and Hong Kong prestigious law firms, specializing in the areas of corporate finance, securities offerings, takeovers, cross-border mergers and acquisitions, venture capital, corporate restructuring, regulatory and compliance issues, project finance, and general commercial transactions and services in Hong Kong and the People's Republic of Hong Kong. In 2002, Mr. Ha commenced his own practice in the trade name of "Ha and Ho Solicitors" and the firm specializes in the areas of general commercial transactions, corporate finance and civil and criminal litigations. Mr. Ha is also the company secretary of, Shanxi Central Pharmaceutical International Company Limited, a Hong Kong main board listed company from year 2000 and a director of a private investment company, Metro Concord Investment Limited, from year 2002.

MR. JEREMY GOODWIN, age 33, has served on our board as an Independent Director since December 24, 2004. Jeremy Goodwin is founder of China Diligizer and Managing Partner of 3G Capital Partners. He began his career in 1995 at Mees Pierson Investment Finance S.A. in Geneva, Switzerland where he supported the fund’s private placement/private equity finance team. Noteworthy transactions executed by the group included assistance on the placements of the $1.2 Billion Carlyle Partners II Limited Partnership. In 1997 he went to work for the then parent institution, ABN Amro, in Beijing, China where he established the Global Clients desk representing the bank's multinational clients to sovereign regulatory agencies and local financial institutions while monitoring their working capital needs. During his time there, the office was approved by the Central Bank of China to operate as a fully licensed branch. Noteworthy transactions executed by the group included assistance in the business development and project management for the Royal Dutch Shell Oil project and the Beijing Capital International Airport listing on the Hong Kong Stock Exchange arranged by the Hong Kong office of ABN Amro Rothschild. He also assisted the Singapore Debt Capital Markets team in the business development origination of Sovereign Euro Debt Issuances for the Ministry of Finance and the State Development Bank in Beijing for the People's Republic of China. In 1999, Mr. Goodwin was employed with ING Barings in London as an International Associate working directly for the business manager to the CEO. One of his primary assignments was in Hong Kong with the ING Beijing Investment arm of Baring Private Equity Partners, a joint venture with the Beijing Municipal Government established in 1994 at the decree of then Chinese Premier Zhu Rong Ji and widely considered the first domestic Chinese Private Equity fund. Mr. Goodwin received his BS from Cornell University in 1996 in conjunction with the Institute of Higher International Studies in Geneva, Switzerland. He later pursued his advanced degree with Princeton University with a concentration in Chinese affairs which he completed at the prestigious Nanjing Chinese Studies Center of the Johns Hopkins School of Advanced International Studies. Jeremy is fluent in written and spoken Mandarin Chinese, French and has working knowledge of Dutch.

MR. TAO JIN, age 38, has served on our board as an Independent Director since January 6, 2005. Mr. Jin is a resident partner at Jun He Law Offices (www.JunHe.com), a leading Chinese law firm specializing in commercial legal practice with over 160 lawyers and offices in Beijing, Shanghai, Shenzhen, Dalian, Haikou and New York. Founded in April 1989, Jun He was one of the first private law firms formed in China, and has been a pioneer in the re-established Chinese legal profession with a focus in representing foreign clients in business activities throughout China. Over the past few years, Jun He has been honored a number of times as one of the best law firms in China by the Ministry of Justice of China. With a team of more than 160 well-trained lawyers, Jun He is one of the largest and most established law firms in China. Prior to joining Jun He, Mr. Jin served as Vice President and Assistant General Counsel of J.P. Morgan Chase Bank, as the head legal counsel for capital markets transactions in Asia, and for JPMorgan's M&A transactions in China. Mr. Jin joined Jun He as a partner in 2005. From 1999 to 2002, Mr. Jin served as a Senior New York Qualified Lawyer for Sullivan & Cromwell, which represented China Unicom, PetroChina and China Telecom in their IPO's and dual listings in New York and Hong Kong. From 1996 to 1999, Mr. Jin served as Associate Lawyer for Cleary, Gottlieb Steen & Hamilton, which represented various Fortune 500 companies and investment banks in public and private securities offerings and M&A activities. Mr. Jin received his Juris Doctor in 1996 with high honors from Columbia University, and received B.S. in Psychology in 1990 from Beijing University.

The following is the list of PacificNet's management team, key positions and brief biography:

MS. MARY MA, age 35, has been with PacificNet since February 2004. Previously, Ms. Ma worked as Manager of Corporate Finance and Audit Division for China Motion, a telecom company listed on the Hong Kong Stock Exchange. Ms. Ma also worked as Finance Manager for Shenzhen Lufthansa Technik Ltd., a subsidiary of Germany Lufthansa Group. Ms. Ma also worked as Vice President for a public company listed on NASDAQ where she gained working experience in the US. Ms. Ma is experienced accountant with working knowledge of Chinese Accounting Standard, IAS and USGAAP, corporate finance, finance analysis and operation. Ms. Ma received MBA degree from American Kennedy Western University, and bachelor degree in Accounting.

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

MR. WU JINGJIN, age 46, is one of the co-founders and executive director of Shenzhen Guhaiguancao Investment Advisory Co., Ltd. (ChinaGoHi) a leading investment advisory company in mainland China. Mr. Wu was one of the pioneer analysts in mainland China and has extensive working experience in China's investment banking and investment consulting industry since the launch of China's stock market. From1994-1999, Mr. Wu worked as Senior Manager at J&A Securities, one of the leading investment banks in mainland China at that time. Mr. Wu holds an MBA degree from the State University of New York at Buffalo.

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

MR. VICTOR CHOY, age 37, joined PacificNet in 2005 as Vice President of Mobile Distribution Services. From 2003 to present, Mr. Choy is a partner and director of Ora Telecom China, a subsidiary of the Singapore based manufacturer and distributor of original accessories for major brands including Nokia and Motorola, as well as OEM branded Bluetooth products, with sales offices in 12 countries in Asia and Europe. Mr. Choy has over 13 years of telecom experience in HK, China and SE Asia. From 1998 to 2002, Mr. Choy worked as the General Manager of Asia Pacific (APAC) for Avenir Telecom, a listed company from France and a leading mobile distributor, telecom retailer, Internet service provider, and mobile accessory manufacturer in Europe. Mr. Choy helped Avenir Telecom build its APAC business from $0 to annual revenues of US$100 million within 2 years of operation in mobile phone and accessories distribution. In 2000, Mr. Choy expanded the company into China and found Avenir Telecom China Limited in Shenzhen. In one year, the Avenir China opened 7 retail outlets in the city of Shenzhen and Guangzhou and also started the distribution of products for China Mobile and China Unicom by signing first level distributorship agreements. At Avenir, Mr. Choy initiated a JV between Cetelec and China Motion, a Hong Kong listed telecom company, to run an customer service center for mobile phones and pagers in Shenzhen. Mr. Choy formed a cooperation with France Telecom's Rapidlink subsidiary, to provide retail and distribution services to China Unicom Guangdong. Mr. Choy received the Bachelor of Science degree in Actuarial Science and Computer Science from University of Toronto in 1992.

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

MR. FEI SUN, age 40, has been with PacificNet since 2003 and has served several positions including Manager of Shenzhen office, Director of Investment, etc. Mr. Sun has been a director of Linkhead for 10 years and serves as the General Manager of Linkhead Shenzhen Office. >From 1991, Mr. Sunfei worked in Japan as the Chief Representative of China in a software company co-organized by CATIC and Japanese Central Electronic Power Research Institution, focused on software development and organized the Japanese company software development outsourced to the Chinese company. Mr. Sun graduated with Master Degree of Electronic Engineering from China Northeast Industrial University.

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

MR. JACK OU, age 39, joined PacificNet in 2005 as Manager and Financial Controller of PacificNet Guangzhou Operations. >From 1986 to 1998, Mr. Jack Ou worked as the Vice Director at the Guangzhou Justice Bureau and as PRC attorney at Guangdong Overseas Chinese Law Firm. Subsequently, Mr. Jack Ou worked as the Manager of Research Department and Assistant General Manager in Guangdong Huafu Investment Inc. From 2003 to 2005, Mr. Ou served as a Manager and Research Analyst at Everbright Securities, a leading securities brokerage firm in China. Mr. Ou published many research reports covering China stock market and listed companies, with a focus on analyzing the financial accounting reports of China's listed companies. Mr. Ou is an accredited PRC lawyer and received his Law Degree from the Sun Yat-Sen University, Guangzhou, China. Mr. Ou also graduated from Guangdong Communist Party Executive College and received a Master of Economics Degree.

MR. MIKE FEI, age 38, is the Company Secretary and General Counsel for PacificNet. Mr. Fei joined PacificNet in 2004 as in-house PRC Chief Legal Counsel for PacificNet's China Operations. Mr. Fei is a Member of the All-China Bar Association and holds a Master of Law degree from the University of New South Wales of Australia. Mr. Fei has 8 years of experience in the legal profession and dealt with more than 200 cases of litigation and arbitration which related to the issues of foreign investment, bankruptcy, merging, commercial contract and debt disputes.

MR. STAR MU, age 37, joined PacificNet in 2003 as Regional Manager, North China. Mr. Mu received his bachelor degree in Computer Science from the Northwestern Polytechnic University of China in 1992.

MISS. SHANNON LEE, age 29, joined PacificNet in 2005 as Vice President of China Investment of PacificNet. >From 2003 to 2004, Miss Li served as a Project Manager (Investment) of Sun & Sun Capital Holdings Pte. Ltd., a leading Singapore-based investment bank focusing on IPO and investment banking services. Previously, Miss Li worked as the Executive Assistant to President at Linkhead (now 51% owned by PacificNet). Miss Li graduated with honors with a Bachelor of Science in Automobile Design and Manufacturing from Harbin Institute of Technology, China in 1998 and received the Master of Business Administration degree from the University of Nottingham, UK in 2003.

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

MS. JOYCE POON, age 40, joined PacificNet in 2003 as part of the Epro acquisition. Ms. Poon is the General Manager of PacificNet Epro responsible for the development and management of CRM consulting and training services in China. Mr. Poon has been with Epro since it’s founding in 1994, serving many key roles in customer service operations and business development. Her most recent role was, and continues to be, in charge of the Company's Training and Consulting Division she formed two years ago. The Division has enjoyed steady growth and has received high praises from some of the largest enterprise clients in China. Ms. Poon, General Manager, of PRC Business, holds a MBA Degree in Marketing.

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

		Annual Compensation			Long Term Compensation Awards
Name / Principal Position	Fiscal Year	Salary($)	Bonus($)	Other($)	Restricted Stock Award ($)	Stock Options	All Other Comp.($)
Tony Tong, CEO	2005	$70,000	-	-	-	66,000	$8,000
	2004	$70,000	-	$24,000(1)	-	65,000	$4,000
	2003	$100,000	-	-		120,000	$3,000

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

					Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (3)
Name	Options Granted (1)	% of Total Options Granted to Employees in 2005 (2)	Exercise or Base Price	Expiration Date	5%	10%
Tony Tong, CEO	66,000	9.7%	$6.50	July 26, 2009	$ 521,452	$ 628,099

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

OPTION EXERCISE AND VALUES

Aggregated Option Exercises During Fiscal Year 2005 and Fiscal Year-End Option Values.

The following table sets forth information for our executive officers relating to the number and value of securities underlying exercisable and not exercisable options they held at December 31, 2005 and sets forth the number of shares of Common Stock acquired and the value realized upon exercise of stock options held as of December 31, 2005 by our named executive officers.
Name	Shares Acquired On Exercise	Value Realized (1)	No. of Securities Underlying Unexercised Options At 12/31/05		Value ($) of Unexercised In-the-Money Options At 12/31/05 (2)
			Exercisable	Not Exercisable	Exercisable	Not Exercisable
Tony Tong, CEO	6,000	$29,700	145,000	66,000	$677,650	$12,120

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

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES STOCK BENEFICIALLY OWNED(1)	% OF COMMON STOCK ENEFICIALLY OWNED
Sino Mart Management Ltd. (2) c/o ChoSam Tong 16E, Mei On Industrial Bldg.17 Kung Yip Street, Kwai Chung, NT, Hong Kong	1,835,160	13.86%
ChoSam Tong (3) 16E, Mei On Industrial Bldg. 17 Kung Yip Street, Kwai Chung, NT, Hong Kong	1,839,160	13.89%
Kin Shing Li (4) Rm. 3813, Hong Kong Plaza 188 Connaught Road West, Hong Kong	1,150,000	8.69%
Tony Tong (5)	347,391	2.62%
Victor Tong (6)	175,400	1.32%
ShaoJian (Sean) Wang (7)	88,000	*
Peter Wang (8)	11,000	*
Michael Chun Ha (9)	31,000	*
Tao Jin (10)	6,000	*
Jeremy Goodwin (11)	6,000	*
All directors and officers as a group (7 persons)	664,791	5.02%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC.(2)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1	Certificate of Incorporation, as amended. (4)
3.2	Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2	Form of Common Stock Warrant issued to each of the purchasers (5)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (12)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (12)
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (12)
4.8+	Form of Registration Rights Agreement, dated February 28, 2006
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (8)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (2)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002.(8)
10.7	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)

EXHIBIT NUMBER	DESCRIPTION
10.8	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.10	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.12	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (11)
10.13	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.14	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (16)
10.15	PacificNet Inc. 2005 Stock Option Plan (15)
10.16	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (16)
10.17	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (14)
10.18	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (13)
10.19+	Form of Lock-Up Agreement, dated March 13, 2006
10.20+	Form of Voting Agreement, dated March 13, 2006
14	Code of Ethics (9)
21	List of Subsidiaries (Included in Exhibit 99.1)
23.1+	Consent of Clancy & Co. P.L.L.C
99.1	Corporate structure chart of our corporate and share ownership structure (14)
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc. (7)

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
(8)    Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9)    Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10)  Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11)  Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(12)  Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(13)  Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(14)  Incorporated by reference to the Company's Form 10-KSB filed on April 28, 2006.
(15)  Incorporated by reference to the Company’s Definitive Proxy Statement filed on November 19, 2004.
(16)  Incorporated by reference to the Company’s Form 10-KSB filed on April 19, 2005.

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

PACIFICNET INC.

PACIFICNET INC.
Date: November 3, 2006	BY: /S/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2006	BY: /S/ JOSEPH LEVINSON
Joseph Levinson Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ TONY TONG	Director, Chairman and CEO	November 3, 2006
Tony Tong
/s/ VICTOR TONG	Director, President and Secretary	November 3, 2006
Victor Tong
/s/ JOSEPH LEVINSON	Director and CFO	November 3, 2006
Joseph Levinson
/s/ PETER WANG	Director	November 3, 2006
Peter Wang
/s/ MICHAEL CHUN HA	Director	November 3, 2006
Michael Chun Ha
/s/ TAO JIN	Director	November 3, 2006
Tao Jin
/s/ JEREMY GOODWIN	Director	November 3, 2006
Jeremy Goodwin

INDEX TO EXHIBITS
EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC.(2)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1	Certificate of Incorporation, as amended. (4)
3.2	Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2	Form of Common Stock Warrant issued to each of the purchasers (5)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (12)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (12)
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (12)
4.8+	Form of Registration Rights Agreement, dated February 28, 2006

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (8)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (2)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002. (8)
10.7	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.10	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.12	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (11)
10.13	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.14	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (16)
10.15	PacificNet Inc. 2005 Stock Option Plan (15)
10.16	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (16)
10.17	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (14)
10.18	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (13)
10.19+	Form of Lock-Up Agreement, dated March 13, 2006
10.20+	Form of Voting Agreement, dated March 13, 2006
14	Code of Ethics (9)
21	List of Subsidiaries (Included in Exhibit 99.1)
23.1+	Consent of Clancy & Co. P.L.L.C
99.1	Corporate structure chart of our corporate and share ownership structure (14)
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc. (7)

+ Filed herewith.
(1)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)	Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(3)	Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
(4)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6)	Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7)	Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10)	Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(12)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006.
(13)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(14)	Incorporated by reference to the Company's Form 10-KSB filed on April 28, 2006.
(15)	Incorporated by reference to the Company's Definitive Proxy Statements filed on November 19, 2004.
(16)	Incorporated by referenced to the Company's Form 10-KSB filed on April 19, 2005.

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

As discussed in Note 1 to the accompanying financial statements, the Company corrected an error in its accounting for business combinations recorded as of and for the year ended December 31, 2003. As discussed in Note 16, the 2004 consolidated income statement and the 2004 and 2005 consolidated statements of cash flows have been restated.

/s/ CLANCY AND CO, P.L.L.C.

CLANCY AND CO, P.L.L.C.
Scottsdale, Arizona

April 25, 2006, except as to the matters discussed in Note 1 concerning the correction of an error in accounting for business combinations, which is dated October 25, 2006

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	(Restated) December 31,2005	(Restated) December 31,2004

ASSETS
Current Assets:
Cash and cash equivalents	$9,579	$6,764
Restricted cash - pledged bank deposit	1,652	3,501
Accounts receivables ônet of allowance for doubtful accounts of $5 and $0	5,998	5,644
Inventories	1,836	1,297
Loan receivable from related parties	2,520	--
Loan receivable from third parties	1,572	--
Other current assets	7,973	4,325
Total Current Assets	31,130	21,531
Property and equipment, net	4,300	1,118
Investments in affiliated companies and subsidiaries	410	1,063
Marketable equity securities - available for sale	539	29
Goodwill	14,824	9,509
TOTAL ASSETS	$51,203	$33,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$1,060	$651
Bank loans-current portion	188	1,327
Capital lease obligations - current portion	126	80
Accounts payable	3,186	3,150
Accrued expenses	4,620	128
Income tax payable	296	10
Subscription payable	775	--
Loan payable to related party	369	--
Total Current Liabilities	10,620	5,346
Long-term liabilities:
Bank loans - non current portion	6	69
Capital lease obligations - non current portion	78	129
Total long-term liabilities	84	198
Total liabilities	10,704	5,544
Minority interest in consolidated subsidiaries	8,714	2,396
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none	--	--
Common stock, par value $0.0001, Authorized - 125,000,000 shares Issued and outstanding:
December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding
December 31, 2004 - 10,627,737 shares issued, 9,791,583 outstanding	1	1
Treasury stock, at cost (2005: 1,169,663 shares; 2004: 836,154 shares)	(119)	(104)
Additional paid-in capital	57,690	53,916
Cumulative other comprehensive income (loss)	247	(24)
Accumulated deficit	(25,990)	(28,479)
Less stock subscription receivable	(44)	--
Total Stockholders' Equity	31,785	25,310
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,203	$33,250

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(In thousands of United States dollars, except loss per share and share amounts)

	2005	(RESTATED) 2004
YEAR ENDED DECEMBER 31:
Revenues	$44,341	$29,709
Services	20,994	10,222
Product sales	23,347	19,487
Cost of revenues	(33,439)	(24,074)
Services	(12,540)	(6,507)
Product sales	(20,899)	(17,567)
Gross margin	10,902	5,635

Selling, general and administrative expenses	(5,811)	(3,435)
Depreciation and amortization	(293)	(78)
Interest expense	(229)	(185)
EARNINGS FROM OPERATIONS	4,569	1,937

Interest income	246	79
Sundry income	830	422
Earnings before Income Taxes, Minority Interest and Discontinued Operations	5,645	2,438

Provision for income taxes(1)	(222)	(30)
Share of profit of associated companies	(8)	32
Minority interests	(2,926)	(1,623)
Earnings before Discontinued Operations	2,489	817
LOSS FROM DISCONTINUED OPERATIONS	--	(43)

Net Earnings Available to Common Stockholders	$2,489	$774
BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$0.25	$0.11
Earnings from discontinued operations	--	--
Net earnings	$0.25	$0.11
DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$0.23	$0.09
Earnings from discontinued operations	--	--
Net earnings	$0.23	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

* Income taxes of $66,000, $110,000, $20,000 and $26,000 generated from the Company's four business units: (1) CRM Outsourcing Services, (2) Value Added Services (VAS), (3) Telecom Distribution Services and (4) Other Business.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands of United States dollars)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Stock Subscription Receivable	Cumulative Other Comprehensive Income/(loss)	Accumul- ated Deficit (RESTATED)	Treasury Stock	Total Stockholders' Equity (RESTATED)
BALANCE AT DECEMBER 31, 2003 (5,363,977 SHARES), as originally reported	--	$1	$31,790	$--	($24)	($29,850)	($5)	$1,912
Effect of Correction of an Error (Note 1)	--	--				597		597
Balance at December 31, 2003 (5,363,977 shares), as restated	--	$1	$31,790	$--	($24)	($29,253)	($5)	$2509
COMPREHENSIVE EARNINGS:
Net earnings	--	--	--		--	774		774
TOTAL COMPREHENSIVE EARNINGS:								774
Issuance of common stock for acquisition of subsidiaries (1,756,240 shares)	--	--	8,866		--	--		8,866
Proceeds from the sale of common stock, net of related costs (2,205,697, shares)	--	--	11,773		--	--		11,773
Issuance of common stock for acquisition of Cheer Era (149,459 shares)	--	--	771		--	--		771
Repurchase of common shares (less 36,154 shares)							(99)	(99)
Exercise of stock options and warrants for cash (352,364 shares)			716					716

BALANCE AT DECEMBER 31, 2004 (9,791,583 SHARES)	--	$1	$53,916		($24)	($28,479)	($104)	$25,310
COMPREHENSIVE EARNINGS:
Net earnings	--	--	--		--	2,489		2,489
Cumulative Other Comprehensive gain					271			271
Total comprehensive earnings								2,760
Issuance of common stock for acquisition of subsidiaries (515,900 shares)	--	--	3,971		--	--		3,971
Issuance of common stock (20,000 shares) for services			63					63
PIPE related Expenses	--	--	(547)					(547)
Repurchase of common shares for acquisition of Cheer Era (less 149,459 shares)	--	--	(771)					(771)
Cancellation of common shares (less 45,000 shares)	--	--	--		--	--	--	--
Repurchase of common shares (less 2,000 shares)	--						(15)	(15)
Exercise of stock options and warrants for cash (700,000 shares)	--		1,058					1,058
Less stock subscription receivable				(44)				(44)

BALANCE AT DECEMBER 31, 2005 (10,831,024 SHARES)	--	$1	$57,690	$(44)	$247	($25,990)	($119)	$31,785

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except profit per share and share amounts)

	(RESTATED) 2005	(RESTATED) 2004
Cash Flows from operating activities
Net earnings	$2,489	$774
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Equity loss (earnings) of associated company	8	(32)
Common stock issued for services rendered	63	--
Minority Interest	2,926	1,623
Depreciation and amortization	1,126	78
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	7,057	(3,584)
Inventories	(539)	(1,221)
Accounts payable and other accrued expenses	(3,880)	(2,069)
Net cash provided by (used in) operating activities	9,250	(4,431)

Cash flows from investing activities
Decrease (increase) in restricted cash	1,849	(3,289)
Increase in purchase of marketable securities	(521)	(46)
Acquisition of property and equipment	(2,252)	(206)
Acquisition of subsidiaries and affiliated companies	(1,183)	(724)
Loan receivables from third parties	(1,572)
Loans receivable from related parties	(2,520)
Net cash used in investing activities	(6,199)	(4,265)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in loan payable to related party	369	--
Advances (repayments) under bank line of credit	409	(548)
Advances under bank loan	(1,201)	(130)
Advances (repayments) of amount borrowed under capital lease obligations	(5)	(92)
Proceeds from sale of common stock	--	11,773
Repurchase of treasury shares	(15)	(99)
Proceeds from exercise of stock options and warrants	1,014	716
Payment of certain PIPE related expenses	(547)	--
Net cash provided by financing activities	24	11,620

Effect of exchange rate change on cash and cash equivalents	(260)	17

NET INCREASE IN CASH AND CASH EQUIVALENT	2,815	2,941
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,764	3,823

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,579	$6,764

CASH PAID (RECEIVED) FOR:
Interest	$229	$20
Income taxes	$(53)	$20
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services rendered
Issuance of option shares through increase in subscription receivable	$63	--
Investment in subsidiary acquired through issuance of subscriptions payable	$775	--
Repurchase of shares issued to Cheer Era	$771	--
Investments in subsidiaries acquired through the issuance of common stock	$3,971	$9,637

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries including variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	carrying amounts of the VIE are consolidated into the financial statements of PacificNet as the primary beneficiary (referred as "Primary Beneficiary" or "PB");
•	inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and
•	because there is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest.

PRC laws and regulations restrict us, as a foreign entity, from having a direct controlling interest in entities such as Guangzhou Dianxun Co., Ltd.(Dianxun-DE) and Guangzhou Sunroom Information Industry Co., Ltd.(Sunroom-DE) that hold operating licenses to engage in domestic telecom value-added services and online ecommerce in China. As a result, we conduct substantially all of our operations through Guangzhou Clickcom Digit-net Science(WOFE)and Technology Ltd. and Guangzhou 3G Information Technology Co., Ltd.(WOFE). We own 51% of the shares in each of the WOFEs and each WOFE signed Consulting and Services Agreements with Dianxun-DE and Sunroom-DE (the entities that actually carry out the operating activities). These agreements provide that all of the DE profits will flow through to the respective WOFEs. Pursuant to these agreements, the Company guarantees any obligations undertaken by these companies under their contractual agreements with third parties, and the Company is entitled to receive service fees in an amount equal to 51% of the net income of these companies. Accordingly, we bear the risks of, and enjoy the rewards associated with, the investments in the WOFEs.

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

(2) Fees from Service Contracts are substantial, but are not commensurate with the level of service provided by the WOFEs to the DEs. The contractual and funding arrangements with the DEs evidence that PacificNet has closely participated in the majority of the DEs' economics. PacificNet is the primary beneficiary through its WOFE subsidiaries since PacificNet is the only enterprise with a sufficiently large interest in the VIEs. In compliance with PRC's foreign investment restrictions on Internet Content Provider and Value Added Telecom Services Provider's laws and regulations, the Company conducts all of its value-added services for telecom in China via the following significant domestic VIEs below. The respective management agreements between the VIE's and WOFE's create a variable interest and accordingly, these two Vies are consolidated as VIE through their respective WOFEs from the date of acquisition.

The following is a summary of all the VIEs of the Company:

o GuangZhou DianXun Company Limited (the "Dianxun-VIE"), a China company controlled through business agreement. Through Dianxun-VIE, a variable interest entity, PacificNet is able to provide indirectly to China's telecom operators, a wide variety of wireless Internet services for mobile phones, such as SMS, Wireless Application Protocol, or WAP, which allows users to access information instantly via handheld wireless devices, and Java mobile applications. The business of the VIE is managed by their original management teams. Clickcom VIE is owned by Zhang Ming, CEO 60%, Lai Jinnan, COO 30%, Liu Dong, CTO 10% of the Company. The adjusted registered capital of the VIE is $125,000 (the original registered capital of Dianxun-VIE was approx. US$1.25m but was adjusted down to reflect the fair value of NAV at time of acquisition. (See Note 5) The VIE's board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE. It however has the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE. As at the December 31, 2005, Dianxun-VIE's revenues and net earnings accounted for approximately 1.5% and 5.6% of our consolidated revenues and net earnings before minority interests respectively.

o Guangzhou Sunroom Information Industrial Co., Ltd. ("Sunroom-VIE"), a PRC registered domestic enterprise, controlled by PacificNet through a series of contractual agreements. It is responsible for VAS in China under its ICP and VAS licenses. It is 31% owned by Mr. Wang Yongchao (CEO), 41.4% owned by Mr. Liao Mengjiang (COO) and 27.6% owned by non-participating shareholder, Mr. Sun Zhengquan. The registered capital of the VIE Company is $4.0 million. Sunroom-VIE is required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. As of December 31, 2005, Sunroom-VIE's revenues and net loss accounted for approximately 11% and -1.2% of our consolidated revenues and net earnings before minority interests, respectively.

The initial capital investments in these VIEs were not funded by us but we have provided loans to these VIEs to fund their R&D and expansion plans. As of December 31, 2005, the amount of loans to Clickcom VIE and Sunroom VIE were approximately US$256,000 (low interest at 2%) and US$250,000 (interest free) respectively. None of the VIEs' assets were collateralized for our loans. Given the fact that we do not have direct ownership interests in these VIEs, the creditors of these VIEs will not have recourse to the general credit of our group being the primary beneficiary.

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

GOODWILL AND PURCHASED INTANGIBLE ASSETS (Correction of an error)

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

We currently have seven reporting units: Lion Zone, Linkhead, EPRO, Shanghai Classic, Smartime/Soluteck, Clickcom-WOFE, and Guangzhou 3G-WOFE for the purpose of goodwill assessment. We determined our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. Excluding investment holding vehicles and self-developed units, reporting units only include those operating units that PacificNet holds 50% or more through acquisition and maintain effective control. Units such as PacificNet Solution, PacificNet Limited, and PacificNet Communication are 100% owned by PacificNet through self development and not through acquisition. Therefore, there is no goodwill allocation to these self-developed units.

We allocated goodwill amongst the reporting units based on the consideration paid in shares and cash minus the proportional share of the fair value of net assets and liabilities at the time of acquisition specific to each reporting unit. The fair value of each reporting unit represents the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties in an open marketplace. At the time of acquisition, the fair value of assets and liabilities was determined based on book value minus any potential write-down, if any, to reflect the fair value of the assets and liabilities acquired in the transaction. The Company has one class of goodwill arising from business combination resulting from the acquisitions of our subsidiaries.  Goodwill has been revised to reflect certain expenses that should have been written off prior to certain acquisitions, not subsequent to the acquisitions, to better reflect the assets acquired and liabilities assumed in certain business combinations during 2003 in accordance with SFAS No. 141, "Business Combinations”. Originally, the Company had acquired certain intangible assets such as research and development costs and related party receivables that were considered as part of the purchase price allocation, then subsequently expensed them at year end. As of and for the year ended December 31, 2003, the correction of the error resulted in an approximate $597,000 increase in goodwill with an offsetting decrease in net loss, accumulated deficit, and and total stockholders’ equity.  Net loss per share decreased from $0.36 to $0.24. Notes 4, 15 and Note 16 have been revised to reflect the corresponding correction of an error.

The total carrying amount of goodwill recorded on the balance sheets at December 31, 2005 is $14,824,000 and the changes in the carrying amount of goodwill for the following reporting periods are summarized below:

(US$000s)	Group 1. Outsourcing Services Products	Group 2. Value-Added Services	Group 3. Distribution of Communications	Total
Balance as of December 31, 2003, as originally reported	$567	$(147)	$--	$420
Effect of correction of an error	393	204		597
Balance as of December 31,2003, as restated	960	57		1,017
Goodwill acquired during the year	2,976	4,416	1,100	8,492
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of December 31, 2004	3,936	4,473	1,100	9,509
Goodwill acquired during the year	--	5,315	--	5,315
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of December 31, 2005	$3,936	$9,788	$1,100	$14,824

The Company assesses the need to record impairment losses on our goodwill assets at least annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment includes using a combination of qualitative and quantitative analyses such as DCF/PE multiples based on 5 year profit forecasts, and published comparables, where applicable. The Company concluded that there have been no material adverse changes on the operating environments during the reporting periods that would have otherwise affected the carrying value of the goodwill. In addition, there has been no disposal of any reporting subsidiaries and, as a result, no gain or loss is recognized during those reporting periods.

The following table summarizes goodwill from the Company's acquisitions during 2005 and 2004:

(USD000s)	December 31, 2005	December 31, 2004
Epro	$3,703	$3,703
Linkhead	4,473	4,473
Shanghai Classic (Yueshen)	1,100	1,100
Smartime (Soluteck)	233	233
Clickcom	391	-
GZ3G (Sunroom)	4,042	-
Lion Zone (ChinaGoHi)	882	-
Total	$ 14,824	$ 9,509

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

Revenues from outsourcing services are recognized when the services are rendered. Revenues from license agreements are recognized when a signed non-cancelable software license exists, delivery has occurred, the Company's fee is fixed or determinable, and collectibility is probable at the date of sale. Revenues from software development services are recognized when the customer accepts the installation and no significant modification or customization work is involved, in accordance with SOP 97-2 "Software Revenue Recognition." Revenues from support services such as consulting, implementation and training services are recognized when the services are performed, collectibility is probable and such revenues are contractually nonrefundable.

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

Revenues from the sale of products and systems are recognized when the product and system is completed, shipped, and the risks and rewards of ownership have transferred.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. Allowance for doubtful accounts at December 31, 2005 was approximately $5,000 (2004: $0).

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

EARNINGS PER SHARE (EPS)

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Dilutive earnings per share for 2005 exclude the potential dilutive effect of 473,456 warrants because their impact would be anti-dilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31:

	FY2005	FY 2004
Numerator: earnings	$2,489	$774
Denominator:
Weighted-average shares used to compute basic EPS	10,154,271	7,268,374
Dilutive potential from assumed exercise of stock options	489,552	157,585
Dilutive potential from assumed exercise of stock warrants	57,388	816,037
Weighted-average shares used to compute diluted EPS	10,701,211	8,241,996
Basic earnings per common share:	$0.25	$0.11
Diluted earnings per common share:	$0.23	$0.09

STOCK-BASED COMPENSATION PLANS

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Accordingly, no accounting recognition is given to stock option granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, are credited to equity. Details regarding a description and status of the Company's stock option plans can be found in Note 12.

The Company's net earnings (loss) and net earnings (loss) per common share would have changed to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

	FY2005	FY2004
Net earnings/ (loss):
As reported	$2,489	$774
Stock-based compensation cost, net of tax	(3,300)	(1,188)
Pro forma	(811)	(414)
Basic earnings/ (loss) per share:
As reported	$0.25	$0.11
Pro forma	(0.08)	(0.06)
Diluted profit/ (loss) per share:
As reported	$0.23	$(0.09)
Pro forma	$(0.08)	$(0.05)

The fair value of options granted during 2005 and 2004, respectively was approximately $4.82 and $1.88 per option respectively based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of four and two years; b) expected volatility of 43.18% and 153.68%, c) dividend yield of 0% for both years; and d) a risk free interest rate of 5% and 3%.

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

SIGNIFICANT RELATIONSHIPS. A. substantial portion of the operations of the Company's VIEs (Dianxun-DE and Sunroom-DE) business operations depend on mobile telecommunications operators (operators) in China and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of the Company's revenue. The VIEs rely entirely on the networks and gateways of these operators to provide its wireless value-added services. Specifically these operators are the only entities in China that have platforms for wireless value-added services. The Company's agreements with these operators are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with the Company, it would severely affect the Company's ability to conduct its existing wireless value-added services business.

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

SEGMENT INFORMATION

The Company determines and classified its operating segments in accordance with SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" based on the following considerations: (a) each of the Company's operating segments is a discrete business unit that earns revenues and incurs expenses; (b) the operating results are regularly reviewed by PacificNet's chief operating decision makers for the purposes of fine-tuning its strategies going forward, making resource allocation decisions such as whether further working capital advances are required and assessing individual performance; and (c) discrete financial information for each subsidiary within each operating segment is available. The chief operating decision makers are the Company's President and CEO and its Chairman, and their decisions are based on discussions with each segment's senior management and financial controllers regarding non-financial indicators such as customer satisfaction, loyalty and new marketplace competition as well as financial indicators such as internally generated financial statements, to assess overall financial performance.

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

SHANGHAI CLASSIC GROUP LIMITED ("YUESHEN")

On April 12, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 100% controlling interest (the "Acquisition") in Shanghai Classic Group Limited, which owns 51% of Guangzhou YueShen TaiYang Technology Limited, a newly formed telecommunication company located and incorporated in the People's Republic of China ("Yueshen"). The Company acquired the 100% controlling interest in Shanghai Classic through the purchase of 85 shares (representing 100% of the issued and outstanding shares, the "Shanghai Shares") of Shanghai Classic Group Limited, which is also the beneficial owner of the 51% controlling interest in Yueshen. The consideration for the Acquisition was an aggregate value of approximately USD$1,196,143, which was paid in cash and shares of common stock of the Company (the "Common Stock"), and a warrant to purchase up to 50,000 shares of Common Stock. The consideration was paid as follows:

(i) approximately USD$616,195 by delivery of 106,240 shares of Common Stock as consideration for the purchase of 51 of the Shanghai Shares from Yan Kuan Li ("Ms. Li") within thirty (30) days of the signing of the agreement for the Acquisition. All of the Common Stock deliverable to Ms. Li is being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period following the consummation of the Acquisition, provided, that Yueshen attains certain net income milestones during such period. In the event there is a shortfall in the net income during the period Ms. Li shall return to the Company shares of Common Stock equivalent to the dollar amount of such shortfall divided by $5.80; and

(ii) approximately USD$338,303 in cash as consideration for the purchase of 34 of the Shanghai Shares from Avatar Trading, Ltd. ("Avatar") within thirty (30) days of the closing of the Acquisition; and

(iii) approximately USD$241,645 in cash directly to Yueshen within thirty (30) days of the closing of the Acquisition, as consideration for the purchase of the Yueshen shares by Shanghai Classic.

(iv) A common stock purchase warrant to purchase 50,000 shares of PacificNet common stock, par value $0.0001 per share. The exercise price under this warrant shall be the 5-Day volume weighted average price of the common stock of PacificNet before the signing date of this Agreement, exercisable within 3 years from the date of issuance. The warrants are considered contingent consideration and have not been valued as the contingency has not been met.(See Note 5)

The cash portion of the purchase price for the Acquisition was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets	$211,886
Property Plant and equipment	38,917
Goodwill	1,100,585
Total Assets Acquired	1,351,388
Current Liabilities assumed	(155,245)
Net assets acquired	$1,196,143

As of December 31, 2004 and 2005, Goodwill of $1,100,585 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The total amount of goodwill by reportable segment Communications Distribution Business was $1,100,585 (see Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for the Shanghai Classic acquisition was based on management's estimates and its overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Shanghai Classic. Accordingly, the operating results of Shanghai Classic have been consolidated with those of the Company starting April 12, 2004.

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

	Year ended December 31
	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	Fully	$12,547
Net earnings attributable to shareholders	consolidated	182
Earnings per share - basic (cents)		0.02
Earnings per share - diluted (cents)	In 2005	0.02

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

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets	$460,957
Property Plant and equipment	60,505
Intangible Assets	562
Goodwill	233,000
Total Assets Acquired	755,024
Current Liabilities assumed	(255,024)
Net assets acquired	$ 500,000

As of December 31, 2004 and 2005, goodwill of $233,000 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for Business Process Outsourcing was $3,936,000 in both years (see Note 15).

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

	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	Fully	$1,830
Operating income	--
Net earnings attributable to shareholders	Consolidated	$269
Earnings per share - basic (cents)		$0.037
Earnings per share - diluted (cents)	In 2005	$0.037

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

The total purchase consideration for 51% of Clickcom is approximately one million, which is payable 30% in cash and 70% in restricted shares of PACT. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits, through the issuance of 130,000 restricted shares of common stock of PacificNet. As of December 31, 2005, cash consideration of $267,826 and stock consideration of $260,000, representing 52,000 restricted shares of PACT common stock valued at $5.00 per share, was recorded as the cost of the acquisition. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 78,000 restricted shares (See Note 12). PacificNet will also issue warrants to purchase 50,000 shares of PacificNet's common stock. The warrants are considered contingent consideration and have not been valued as the contingency has not been met. (See Note 5)

The cash portion of the purchase price for the Acquisition was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets	$136,474
Goodwill	391,352
Total Assets Acquired	527,826
Liabilities assumed	-
Net assets acquired	$527,826

At December 31, 2005, goodwill of $391,352 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for VAS Business was $9,788,000 in the same year (see Note 15)

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for the Clickcom acquisition was based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Clickcom. Accordingly, the operating results of Clickcom have been consolidated with those of the Company starting March 28, 2005. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$600,000 for 12 months ended December 31, 2005 is available. Accordingly, the contingent consideration of 78,000 restricted shares has not been reflected in the consolidated financial statements of the Company as of December 31, 2005 due to the performance target not being met.

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

	Year ended December 31
	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$44,481	$29,878
Operating income	$4,737	$1,958
Net profit	$2,620	$784
Earnings per share - basic (cents)	$0.26	$0.11
Earnings per share - diluted (cents)	$0.24	$0.10

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

The details of the acquisition are as follows:

The purchase price for 51% controlling interest is approximately $5.9 million which is payable 29% in cash and 71% in restricted shares of PacificNet. The purchase price includes $500,000 cash payable to Guangzhou 3G, and the remaining amount payable to the selling shareholders through the issuance of 522,750 restricted shares of common stock of PacificNet plus $1.18 million cash payable to the sellers upon achievement by Guangzhou 3G of certain quarterly earn-out targets based on net profits. As of December 31, 2005, cash consideration of $1,683,000 and stock consideration of $2,611,200, representing 326,400 restricted shares of PACT common stock valued at $8.00 per share, was recorded as the cost of the acquisition. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 196,350 restricted shares (See Note 12). PacificNet also issue warrants to purchase 100,000 shares of PacificNet's common stock. The warrants have never been issued since it is contingent upon a certain earning milestone which has not been met.

The cash portion of the purchase consideration was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities for Guangzhou 3G WOFE assumed in the acquisition follows:

Estimated fair values:
Current Assets	$253,000
Goodwill	$4,041,200
Total Assets Acquired	$4,294,200
Liabilities assumed	--
Net assets acquired	$4,294,200

At December 31, 2005, goodwill of $4,041,200 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for VAS Business was $9,788,000. (See Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Guangzhou3G acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Guangzhou3G. Accordingly, the operating results of Guangzhou 3G have been consolidated with those of the Company starting March 30, 2005. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$2,000,000 for the 12 months ended December 31, 2005 is available. Accordingly, the contingent consideration of 196,350 shares has not been reflected in the consolidated financial statements of the Company as of December 31, 2005.

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

	Year ended December 31
GZ3G	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$45,312	$32,690
Operating income	$4,910	$1,374
Net profit	$2,734	$458
Earnings per share - basic (cents)	$0.27	$0.06
Earnings per share - diluted (cents)	$0.26	$0.06

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

A summary of the assets acquired and liabilities assumed in the acquisition follows:

Estimated fair values:
Current Assets	$4,785,924
Property Plant and equipment	157,376
Goodwill	881,681
Total Assets Acquired	$ 5,824,981
Current Liabilities assumed	(2,449,981)
Long Term Liabilities assumed	--
Net assets acquired	$ 3,375,000

As of December 31, 2005, the total amount of cash and stock consideration was $2,275,000 and $1,100,000 respectively.

At December 31, 2005, goodwill of $881,681 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for VAS Business was $9,788,000 (see Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for ChinaGohi acquisition is based on management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over ChinaGohi. Accordingly, the operating results of ChinaGohi have been consolidated with those of the Company starting December 19, 2005. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$4,500,000 for 15 months ending December 31, 2006 is available. Accordingly, the contingent consideration of 687,500 restricted shares and cash of US$1,325,000 have not been reflected in the consolidated financial statements of the Company as of December 31, 2005.

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

	Year ended December 31
	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$55,209	$39,164
Operating income	$7,332	$4,267
Net profit	$3,354	$1,688
Earnings per share - basic (cents)	$0.33	$0.23
Earnings per share - diluted (cents)	$0.31	$0.20

PacificNet included the financial results of Lion Zone in its consolidated 2005 financial results from the date of the purchase, December 19, 2005 through December 31, 2005.

3. INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies and goodwill consist of the following as of December 31, 2005 (in thousands):

	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
	AMOUNT	DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Take1 (Cheer Era Limited) [1]	$ 386	20% ownership interest; trader of vending machine located in Hong Kong
Xmedia Holdings Inc	95	25% ownership; provides new media business development and marketing to advertisers.
Less: Provision for Impairment	(95)
Total	$ 386

TAKE 1 TECHNOLOGIES GROUP LIMITED (FORMERLY KNOWN AS: CHEER ERA LIMITED "CHEERERA")

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

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands):

	2005	2004
Office furniture, fixtures and leasehold improvements	$531	$16
Computers and office equipment	1054	624
Motor Vehicles	220	69
Software	568	235
Electronic Equipment	3520	13
Other	77	468
Less: Accumulated depreciation	(1,670)	(307)
Net Property and Equipment	$4,300	$1,118

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

6. OTHER CURRENT ASSETS

Other current assets is represented in Consolidated Balance Sheets which include the following at December 31 (in thousands):

	2005	2004
Deposit	$707	$870
Prepayment	1,294	354
Other receivables	5,972	3,101
Total	$7,973	$4,325

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands):

	2005	2004
Secured [1]	$108	$860
Unsecured	86	536
Less: current portion	(188)	(1,327)
Non current portion	$6	$69

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

Capital lease obligations represent the following at December 31, 2005 (in thousands):

	2005	2004
Total minimum lease payments	$216	$225
Interest expense relating to future periods	(12)	(16)
Present value of the minimum lease payments	204	209
Less: current portion	(126)	(80)
Non current portion	$78	$129

Following is a summary of fixed assets held under capital leases at December 31 (in thousands):

	2005	2004
Computers and office equipment	$441	$268
Less: accumulated depreciation	(286)	(246)
	$155	$22

9. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31 (in thousands):

	2005	2004
Deposits and advance payments received	$3,312	$31
Payroll payable	713	21
Other	595	76
Total	$4,620	$128

10. SUBSCRIPTION PAYABLE

In December 2005, the Company executed agreements and acquired controlling interests in Shenzhen GuHaiGuanChao Investment Consultant Company Limited ("ChinaGoHi"), a wholly owned foreign enterprise (WOFE) registered in China and a provider of DRTV infomercial marketing company for financial advisory services in China.

According to the agreement for the acquisition of ChinaGoHi, the total purchase consideration at the acquisition date approximated $10,200,000, which included the following:

(1)	Cash for original shareholders of ChinaGoHi: $2,100,000 (payable in installments based on the terms and conditions; the payable amount is $775,000 at December 31, 2005);
(2)	PACT common stock for original shareholders of ChinaGoHi: $6,600,000 (825,000 x $8 per share); and
(3)	Cash for registered capital of ChinaGoHi: $1,500,000.

Accordingly, subscription payable of $775,000 represents the installment payment in cash due under the terms and conditions of the Sale and Purchase Agreement at December 31, 2005.

See note 2 for details regarding the acquisitions.

11. SUNDRY INCOME

Sundry income for the years ended December 31, 2005 and 2004, consists of the following on the consolidated income statements (in thousands):

	2005	2004
Consulting service income	$116	$380
Investment income	113	--
Leasehold income	75	--
Software service income	375	--
Others	151	42
TOTAL	$830	$422

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

The status of the Stock Option Plan as of December 31, 2005, is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2002	312,600	$1.13
Granted	963,000	$2.97
Exercised	(350,000)	$1.13
OUTSTANDING, DECEMBER 31, 2003	925,600	$2.87
Granted	600,000	$ 2.00
Cancelled	(400,000)	$4.25
Exercised	(321,500)	$ 2.11
OUTSTANDING, DECEMBER 31, 2004	804,100	$ 1.90
Granted	680,000	$ 6.57
Cancelled	--	--
Exercised	(100,000)	$ 1.99
OUTSTANDING, DECEMBER 31, 2005	1,384,100	$3.99

Additional information on options outstanding as of December 31, 2005 is as follows:

	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	AVERAGE REMAINING CONTRACTUAL LIFE
Options outstanding	$3.99	1,384,100	3.50 years
Options exercisable	$2.06	529,000	1.50 years

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
---------------------
591,138

The Company believes 330,000 warrants issued in connection with certain acquisition agreements (Note 2) with the following subsidiaries, Yueshen: 50,000, Cheer Era: 80,000, Smartime: 50,000, Clickcom: 50,000, and Guangzhou3G:100,000 are no longer part of the purchase consideration as more fully described in Note 5 and therefore are not considered outstanding.

During 2005, 200,000 unexercised warrants (Excel Harbour warrants) expired, and 600,000 warrants were exercised by Sino Mart Management Ltd, a related party, at an exercise price of $1.45 per share for total proceeds of $870,000. For the year ended December 31, 2004, 30,864 warrants were exercised at an exercise price of $7.15 per share for total proceeds of $220,678.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31:

	Number of Remarks shares
Balance, December 31, 2003	800,000
Repurchase in the open market	36,154
Balance, December 31, 2004	836,154
Repurchase in the open market	2,000
Repurchase of shares from Take 1	149,459	See note 3 to the F/S
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	298,550	Including 24,200 shares relating to Yueshen, 196,350 hares to 3G and 78,000 shares to Clickcom
Share consideration for acquisition of ChinaGoHi deemed issued under Sale and Purchase Agreement	(137,500)	Due to share issuance in progress; actual share certificate delivered after the year end
Options exercised but shares deemed issued	(24,000)	Share issuance in progress prior to year end
Balance, December 31, 2005:	1,169,663
Shares outstanding at December 31, 2005	10,831,024
Shares issued at December 31, 2005	12,000,687

13. INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States. For certain operations in the United States of America, Hong Kong and the PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2005. Accordingly, the Company has no net deferred tax assets.

The components of income before income taxes are as follows:

	2005	2004
In Income (loss) subject to PRC	$2,391,000	$1,374,000
Income (loss) subject to Hong Kong	1,125,000	388,000
Income (loss) subject to United States	(805,000)	(915,000)
Income before taxes	$2,711,000	$847,000

United States of America

As of December 31, 2005, the Company’s subsidiary in the United States of America had approximately $4,900,000 in net operating loss carryforwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States entity at December 31, 2005 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2005 and 2004.

	2005	2004
Net Operating Loss Carryforwards	$1,732,300	1,501,000
Total Deferred Tax Assets	1,732,300	1,501,000
Less: Valuation Allowance	(1,732,300)	(1,501,000)
Net Deferred Tax Assets	-	-

Hong Kong

As of December 31, 2005, the Company’s Hong Kong subsidiary had net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Hong Kong subsidiary at December 31, 2005 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. The amounts were immaterial.

China

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rates. Additionally, As of December 31, 2005 and 2004, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $447,000 and $118,500, respectively. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero.

The following table sets forth the significant components of the net deferred tax assets for operation in the PRC as of December 31, 2005 and 2004.

	2005	2004
Net Operating Loss Carryforwards	$86,000	20,000
Total Deferred Tax Assets	86,000	20,000
Less: Valuation Allowance	(86,000)	(20,000)
Net Deferred Tax Assets	-	-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2005 and 2004:

	2005	2005
Total Deferred Tax Assets	1,818,300	1,521,000
Less: Valuation Allowance	(1,818,300)	(1,521,000)
Net Deferred Tax Assets	-	-

Income tax payable was approximately $296,000 at December 31, 2005 (2004: $10).

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

LOAN TO TAKE 1 (CHEER ERA)

Please refer to Note 3 of the Consolidated Financial Statements for detailed discussion on the change of investment structure of this affiliated company which is now 20% owned by PacificNet. As of December 31, 2005, there was a Convertible Loan of $769,000 outstanding from Take 1. The purpose of the Convertible Loan was a working capital loan to finance the expansion of Take 1's business in Europe and North America.

LOAN TO YUESHEN'S SHAREHOLDER

As of December 31, 2005, there was $1,215,000 loan receivable due from the shareholder of Yueshen, a subsidiary of the Shanghai Classic. The purpose of the loan was to repay the working capital loan owed by the predecessor of Yueshen prior to PacificNet's acquisition and to finance Yueshen shareholder's other projects. This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen.

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

LOAN PAYABLE TO RELATED PARTY

As of December 31, 2005, a loan of $369,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purpose expiring by August 4, 2010 at Hong Kong Prime lending rate approximately 6.5% interest per annum prevailing in the year 2005.

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

FOR THE YEAR ENDED DECEMBER 31, 2005	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	13,505,000	13,834,000	16,201,000	801,000	44,341,000
(% of Total Rev)	(30.5%)	(31.2%)	(36.5%)	(1.8%)	(100%)
Earnings / (Loss) from
Operations	1,360,000	3,899,000	558,000	(1,248,000)	4,569,000
(% of Total Profit)	(29.8%)	(85.3%)	(12.2%)	(-27.3%)	(100%)
Total Assets	7,335,000	19,363,000	9,493,000	15,012,000	51,203,000
(% of Total Assets)	(14.3%)	(37.8%)	(18.6%)	(29.3%)	(100%)
Goodwill	3,936,000	9,788,000	1,100,000	-	14,824,000
Geographic Area	HK, PRC	HK, PRC	HK, PRC	HK,PRC

For the year ended December 31, 2004	1.Outsourcing Business ($)	2. VAS Business ($)	3. Communications Distribution Business($)	4. Other Business ($)	Total ($)
Revenues	9,385,000	5,724,000	11,790,000	2,810,000	29,709,000
(% of Total Rev)	(31.5%)	(19.27%)	(39.68%)	(9.55%)	(100%)
Earnings / (Loss) from
Operations	1,000,000	1,859,000	85,000	(1,007,000)	1,937,000
(% of Total Profit)	(51.6%)	(96%)	(4.4%)	(-52%)	(100%)
Total Assets	6,017,000	2,600,000	5,018,000	19,615,000	33,250,000
(% of Total Assets)	(18.1%)	(7.8%)	(15.1%)	(59%)	(100%)
Goodwill	3,936,000	4,473,000	1,100,000	-	9,509,000
Geographic Area	HK, PRC	HK, PRC	HK, PRC	HK,PRC

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

(2) Value-Added Telecom Ser vices (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi, Linkhead, Clickcom and Guangzhou 3G/Sunroom. For example, Linkhead is a master reseller of NMS hardware and software platforms in China, and its voice cards are used as an integral part of voice hardware using CPCI industry control machines, and also by Media Servers to support access from PSTN and VoIP, softswitch and 3G networks.

(3) Communication Products Distribution Services Group - primarily involves voice products distribution such as distribution of calling cards and other products, which are conducted through our subsidiary Yueshen and PacificNet Communication. These calling cards differ from the phone cards in the VAS business as these cards are geared towards the end user, and include prepaid calling cards, IDD long distance calling cards, internet access cards, bundledcross-selling insurance cards, and shopping discount cards.

(4) Other Business -other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, PacificNet Games, etc.

Product and service revenues classified by major geographic areas are as follows (in thousands):

	Hong Kong	PRC	United States	Total
Product revenue	$20,131	$ 3,216	$-	$ 23,347
Service revenue	$10,640	$10,354	$-	$ 20,994

16. RESTATEMENT AND CORRECTION OF ERROR

Consolidated Income Statement and Consolidated Statement of Cash Flows

The 2004 consolidated income statement has been restated to present separately revenues and costs of revenues from product sales and services in accordance with Rule 5-03 of Regulation S-X. There was no effect on previously reported total revenues, total costs of revenues, net earnings or earnings per share amounts.

The 2004 consolidated statement of cash flows has been restated to properly reflect the changes in the balance sheet accounts resulting from minority interests accounting. The restatement had no effect on previously reported net increase in cash and cash equivalents or cash balances.

The restatement for the year ended December 31, 2004 can be summarized as follows:

	As Previously Reported	As Restated
Cash Flows from operating activities
Net earnings	$774	$774
Adjustment to reconcile net earnings to net cash provided by (used in)
operating activities:
Equity loss (earnings) of associated company	-	(32)
Minority Interest	2,506	1,623
Depreciation and amortization	78	78
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(7,793)	(3,567)
Inventories	(1,221)	(1,221)
Accounts payable and other accrued expenses	1,921	(2,069)
Net cash provided by (used in) operating activities	(3,718)	(4,431)
Cash flows from investing activities
DECREASE IN RESTRICTED CASH	(3,289)	(3,289)
Increase in purchase of marketable securities	(46)	(46)
Acquisition of property and equipment	(730)	(206)
Acquisition of subsidiaries and affiliated companies	(640)	(724)
Net cash used in investing activities	(4,705)	(4,265)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Repayments on under bank line of credit	(548)	(548)
Advances (repayments) of amount borrowed under capital lease obligations	(92)	(92)
Repayments on bank loans	(386)	(130)
Proceeds from sale of common stock	11,773	11,773
Repurchase of treasury shares	(99)	(99)
Proceeds from exercise of stock options and warrants	716	716
Net cash provided by (used in) financing activities	11,364	11,620
Effect of Exhange Rate (Range on Cash and Cash Equivalents	--	17
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,941	2,941
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,823	3,823
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,764	$6,764

The 2005 consolidated statement of cash flows has been restated for the following reasons:

1. Reclassification of loan receivables from financing activities to investing activities.

2. Reclassification of certain reconciling items that have no cash or net earnings effect from operating activities to a separate line labeled “Effect of exchange rate on cash and cash equivalents.”

3. Reclassification of “Other current assets” balance of $4.325 million that was incorrectly included in the net change in “Decrease in Loans Receivable” balance of $ 2,753 in the financing activities section of the statement of cash flows while changes in “Accounts receivable and other current assets” amounted to $2,732 and was presented in the operating activities section of the balance sheet as originally reported. The restatements had no effect on previously reported net increase in cash and cash equivalents or cash balances.

The restatement for the year ended December 31, 2005 can be summarized as follows:

	reported	restated
CASH FLOWS FROM OPERATING ACTIVITIES	2005	2005
Net earnings	$2,489	$2,489
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity loss (profit) of associated company	8	8
Common stock issued for services rendered	63	63
Unrealized exchange gain due to foreign currency translation	(271)	-
Minority Interest	2,926	2,926
Unrealized losses on marketable equity securities	11	-
Depreciation and amortization	1,126	1,126
Changes in current assets & liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	2,732	7,057
Inventories	(539)	(539)
Accounts payable and accrued expenses	(3,880)	(3,880)
Net cash provided (used in) operating activities	4,665	9,250

CASH FLOWS FROM INVESTMENT ACTIVITIES
Decrease in restricted cash	1,849	1,849
Increase in purchase of marketable securities	(521)	(521)
Acquisition of property and equipment	(2,252)	(2,252)
Acquisition of subsidiaries and affiliated companies	(1,183)	(1,183)
Decrease in loan receivables		(1,572)
Decrease in loans receivables from related parties		(2,520)
Net cash used in investing activities	(2,107)	(6,199)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in loan receivables	2,753
Decrease in loans receivables from related parties	(2,520)
Increase in loans payable to related parties	369	369
Advances (repayments) under bank line of credit	409	409
Advances under bank loans	(1,201)	(1,201)
Increase (repayment) of amount borrowed under capital lease obligations	(5)	(5)
Proceeds from sales of common stock	-	-
Repurchase of treasury shares	(15)	(15)
Proceeds from exercise of stock options and warrants	1,014	1,014
Payment of certain PIPE related expenses	(547)	(547)
Net cash provided by financing activities	257	24
Effect of exchange rate change on cash and cash equivalents		(260)

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,815	2,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,764	6,764
CASH AND CASH EQUIVALENTS, END OF PERIOD	9,579	9,579

CASH PAID (RECEIVED) FOR:
Interest	229	229
Income taxes	(53)	(53)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of option shares through increase in subscription receivable	63	63
Investment in subsidiary acquired through increase in subscription receivable	775	775
Repurchase of shares issued to Cheer Era	771	771
Investment in subsidiaries acquired through issuance of common stock	3,971	3,971

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

The restatements for the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 are summarized as follows:
	March 31, 2005		June 30, 2005		September 30, 2005
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
BALANCE SHEET-
Total assets	31,012	31,927	38,986	43,017	40,232	43,365
Minority interest	2,198	2,319	3,207	4,957	3,718	5,316
Total liabilities	3,682	3,879	7,109	8,793	6,423	7,361
Additional paid-in capital	53,919	53,919	56,865	56,865	57,653	57,653
Retained earnings	(28,660)	(28,063)	(28,068)	(27,471)	(27,457)	(26,860)
Total stockholders' equity	25,132	25,729	28,670	29,267	30,091	30,688
Total liabilities and stockholders equity	31,012	31,927	38,986	43,017	40,232	43,365
INCOME STATEMENT:
Revenue	9,133	9,212	19,885	21,492	30,607	32,593
Minority Interest	(443)	(417)	(1,185)	(1,304)	(1,949)	(1,916)
Net income	415	415	1,008	1,008	1,619	1,619
Earnings per share
Basic	0.04	0.04	0.10	0.10	0.16	0.16
Diluted	0.04	0.04	0.10	0.10	0.15	0.15

	Three months ended March 31, 2005		Six months ended June 30, 2005		Nine months ended September 30, 2005
	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	415	415	1,008	1,008	1,619	1,619
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity loss (profit) of associated company		-	(4)	(4)	(12)	(12)
Provision for income tax	(10)	-	57	64	43	51
Minority Interest	(198)	417	811	1,304	1,322	1,916
Depreciation and amortization	43	43	141	141	274	274
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Decrease in restricted cash*			2,796
Increase in loan receivables*			(3,238)
Accounts receivable and other current assets	(1976)	(2,153)	(975)	(2,027)	(2,832)	(3,029)
Inventories	(430)	(430)	(891)	(891)	(452)	(452)
Accounts payable and accrued expenses	(1482)	(2,137)	221	295	338	(234)
Net cash used in operating activities	(3,638)	(3,845)	(74)	(110)	300	133

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash		-		2,796	3,132	3,132
Increase in purchase of marketable securities	(36)	(36)	(421)	(421)	(409)	(409)
Acquisition of property and equipment	63	63	(1,200)	(1,341)	(1,346)	(1,844)
Acquisition of subsidiaries and affiliated companies	(233)	(233)	(3,984)	(1,183)	(2,238)	(1,183)
Increase in loan receivables from third parties				(2,081)		(1,597)
Increase in loan receivable from related parties				(1,157)		(1,349)
Net cash used in investing activities	(206)	(206)	(5,605)	(3,387)	(861)	(3,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to minority interest shareholders*	(339)
Increase in loan receivables from third party*					(1,597)
Increase in loan receivable from related parties*					(1,349)
Increase in loan payable to related parties	467	467	390	390	513	513
Advances (repayments) under bank line of credit	(836)	(582)	142	142	(7)	(7)
Increase (repayment) of amount borrowed under capital lease obligations		30	62	62	29	29
Increase in share consideration post acquisition of subsidiaries*			1,977
Proceeds from exercise of stock options and warrants	111	111	981	981	981	981
Advances under bank loans		(284)	727	727	5	5
Net cash provided by financing activities	(597)	(258)	4,279	2,302	(1,425)	1,521

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,441)	(4,309)	(1,400)	(1,195)	(1,986)	(1,596)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,764	6,764	6,764	6,764	6,764	6,764
CASH AND CASH EQUIVALENTS, END OF PERIOD	2,323	2,455	5,364	5,569	4,778	5,168

CASH PAID (RECEIVED) FOR:
Interest	45	45	127	127	182	182
Income taxes	34	34	-	34	34	34

NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries acquired through issuance of common stock			1,977	1,977	2,762	2,871

The nature of the revisions of the statements of cash flows can be classified into three categories:

1. The effect of consolidating two variable interest entities was included per FIN 46(R) in the Statement of Cash Flows.
2. Reclassification of change in restricted cash from operating activities to investing activities.
3. Reclassification of loan receivables from financing activities to investing activities.

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

	2005
	In US$000s	Remark
ChinaGoHi - subsidiary	$2,275
Clickcom - subsidiary	268	--
Sunroom 3G - subsidiary	1,683	--
Subtotal:	4,226
Cash still contained within the group on consolidation Less cash acquired in subsidiaries	(768)
Less: subscription payable	(2,275)	Note (a)
Net cash paid for the acquisition:	$1,183

Note (a) of which $1,500 was eliminated due to inter-company payable

IN YEAR 2004:

During 2004, PACT made investments for approximately US$11,325,000 in subsidiary and affiliated companies in form of cash and equity consideration of US$1,688,000 and US$9,637,000 respectively. This amount represents equity interests in EPRO (50%), LINKHEAD (51%), SHANGHAI CLASSIC (YUESHEN) (51%), SMARTIME (51%) and TAKE1 (CHEER ERA) (30%). The details of these acquisitions are separately disclosed in the notes of the consolidated financial statement under Note 2 "BUSINESS ACQUISITIONS". As the consideration for these acquisition transactions are part cash and part non-cash, the breakdown below is the cash portion paid for the subsidiaries and affiliated company acquired:

	2004
	In US$000s	Reference
EPRO - subsidiary	$500.0	(a) below
LINKHEAD - subsidiary	222.5	(b) below
SHANGHAI CLASSIC (YUESHEN) - subsidiary	579.9	(c) below
SMARTIME - subsidiary	--
CHEER ERA - affiliated	385.6
Subtotal:	1,688
Less cash acquired in subsidiaries (a+b+c) less US$338.3 paid to selling shareholder of YUESHEN	(964)	Cash still contained within the group on consolidation
NET CASH PAID FOR THE ACQUISITION:	$724

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

The Debentures and Warrants were sold in a transaction not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated there under.

BUSINESS ACQUISITIONS

On Jan 31, 2006, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest in Guangzhou Wanrong Information Technology Co. Limited (Guangzhou Wanrong), one of the leading value-added telecom service providers in China, located in PRC Guangzhou, The purchase consideration for 51% of the equity interest of Guangzhou Wanrong was approximately US$1.75million, payable 21% in cash and 79% in restricted shares of PacificNet common stock valued at $8 per share, or about 173,000 restricted shares. Under the purchase agreement, Guangzhou Wanrong has made a guarantee to generate US$500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly. PacificNet will also invest approximately RMB 3 million (or about US$370,000) in Guangzhou Wanrong for general corporate purposes. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income

On February 26, 2006, entered into an agreement to acquire a 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone a and accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China.

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