Form 10-Q/A
period 2006-03-31
PACIFICNET INC
filed 2006-11-03
CIK 815017

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A#1


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 000-24985

                                 PACIFICNET INC.
                                 ---------------
                    (Exact name of registrant in its charter)


            DELAWARE                                            91-2118007
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


 23/F, TOWER A, TIMECOURT, NO.6 SHUGUANG XILI,
   CHAOYANG DISTRICT, BEIJING, CHINA 100028                         n/a
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

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



EXPLANATORY NOTE:

This Quarterly Report on Form 10-Q/A-1 ("Form 10-QSB/A-1") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended
March 31, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on May 22, 2006, (the "Original Filing"). We are amending and restating the following specific items in this Amendment No. 1:

         1. Part I. Item 1. Financial Statements - to revise and update certain line items in Consolidated Balance Sheet, Consolidated Income statement and Consolidated Statement of Cash Flows and to revise certain notes to the financial statements including business acquisitions, convertible debenture, and segment information.
         2. Part I. Item II. Management's Discussion And Analysis Or Plan Of Operation.
         3. Part I. Item 4 - to udate our disclosures in Part II, Item 8A. Controls and Procedures.
         4. Part II. Item 6 - to update the officer certifications for this amended filing.

                                         PACIFICNET INC.

                     FORM 10-Q / A#1 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                        TABLE OF CONTENTS




 PART I.        FINANCIAL INFORMATION
 -------        ---------------------

 Item 1.        Financial Statements (Unaudited)

                Consolidated Balance Sheets at December 31, 2005 and
                  March 31, 2006                                                               3

                Consolidated Income Statements for the Three Months
                  Ended March 31, 2005 and the Three Months Ended March 31, 2006               4

                Consolidated Statements of Changes in Stockholders' Equity
                  For the Three Months ended March 31, 2006                                    5

                Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2005 and the Three Months Ended March
                  31, 2006                                                                     6

                Notes to Condensed Consolidated Financial Statements                           7

 Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       18

 Item 3.        Quantitative and Qualitative Disclosures about Market Risk                    26

 Item 4.        Controls and Procedures                                                       26

 PART II.       OTHER INFORMATION
 --------       -----------------

 Item 1.        Legal Proceedings                                                             30

 Item 1A.       Risk Factors                                                                  30

 Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                   31

 Item 3.        Defaults upon Senior Securities                                               31

 Item 4.        Submission of Matters to a Vote of Security Holders                           31

 Item 5.        Other Information                                                             31

 Item 6.        Exhibits                                                                      32

 Signatures



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

 (In thousands of United States dollars, except par values and share numbers)


                                                                               (RESTATED)
                                                                              MARCH 31,2006   DECEMBER 31,2005
                                                                               (UNAUDITED)       (AUDITED)
                                                                             ---------------------------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                        $ 11,189       $  9,579
Restricted cash - pledged bank deposit                                              1,653          1,652
Accounts receivables, net of allowance for doubtful accounts of $5 and $5          12,674          5,998
Inventories                                                                         2,479          1,836
Loan receivable from related parties                                                3,314          2,520
Loan receivable from third parties                                                  1,105          1,572
Other current assets                                                                6,499          7,973
                                                                                 --------       --------
Total Current Assets                                                               38,913         31,130
Property and equipment, net                                                         8,533          4,300
Investments in affiliated companies and subsidiaries                                  411            410
Marketable equity securities - available for sale                                     565            539
Goodwill                                                                           15,285         14,824
Other assets - debt issuance costs (net)                                            1,432             --
                                                                                 --------       --------
TOTAL ASSETS                                                                     $ 65,139       $ 51,203
                                                                                 ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit                                                              $  1,011       $  1,060
Bank loans-current portion                                                            215            188
Capital lease obligations - current portion                                           107            126
Accounts payable                                                                    5,416          3,186
Accrued expenses and other payables                                                 3,171          4,620
Income tax payable                                                                    379            296
Subscription payable                                                                  390            775
Loan payable to related party                                                         513            369
                                                                                 --------       --------
Total Current Liabilities                                                          11,202         10,620
                                                                                 --------       --------
Long-term liabilities:
Bank loans - non current portion                                                    1,195              6
Capital lease obligations - non current portion                                        63             78
Bank loan interest payable                                                            576             --
Convertible Debenture                                                               8,000             --
Warrant liability                                                                     693             --
Compound embedded derivatives liability                                             1,149             --
Interest discount                                                                  (1,842)            --
                                                                                 --------       --------
Total long-term liabilities                                                         9,834             84
                                                                                 --------       --------
Total liabilities                                                                  21,036         10,704

Minority interest in consolidated subsidiaries                                     11,024          8,714

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized  - 5,000,000 shares
   issued and outstanding - none                                                       --             --
Common stock, par value $0.0001, Authorized - 125,000,000 shares issued and outstanding:
   March 31, 2006 - 13,238,497 shares issued, 10,889,611 outstanding
   December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding                        1              1
Treasury stock, at cost (2006 Q1: 2,348,886 shares, 2005: 1,169,663 shares)          (243)          (119)
Additional paid-in capital                                                         58,220         57,690
Cumulative other comprehensive income (loss)                                          227            247
Accumulated deficit                                                               (25,069)       (25,990)
Less stock subscription receivable                                                    (57)           (44)
                                                                                 --------       --------
Total Stockholders' Equity                                                         33,079         31,785
                                                                                 --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 65,139       $ 51,203
                                                                                 ========       ========

The accompanying condensed notes are an integral part of these consolidated financial statements.


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

                                                          2006            2005
                                                          ----            ----
THREE MONTHS ENDED MARCH 31:
Revenues                                                $ 15,034       $  9,212
  Services                                                 8,888          3,264
  Product sales                                            6,146          5,948
                                                        --------       --------
Cost of revenues                                          (8,553)        (7,514)
  Services                                                (3,256)        (2,321)
  Product sales                                           (5,297)        (5,193)
                                                        --------       --------
Gross margin                                               6,481          1,698

Selling, general and administrative expenses              (4,323)          (882)
Depreciation and amortization                                (58)           (43)
Interest expense                                             (88)            --
                                                        --------       --------
EARNINGS FROM OPERATIONS                                   2,012            773

Interest income                                               32              -
Sundry income                                                125             93
                                                        --------       --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST         2,169            866

Provision for income taxes                                  (115)           (26)

Share of earnings of associated companies                     (3)            (8)
Minority interests                                        (1,130)          (417)
                                                        --------       --------
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS           $    921       $    415
                                                        ========       ========
BASIC EARNINGS PER SHARE                                $   0.08       $   0.04
                                                        ========       ========
DILUTED EARNINGS PER SHARE                              $   0.07       $   0.04
                                                        ========       ========

              The accompanying condensed notes are an integral part
                   of these consolidated financial statements.


PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                               CUMULATIVE
                                                  ADDITIONAL      STOCK          OTHER                                    TOTAL
                             PREFERRED  COMMON      PAID-IN   SUBSCRIPTION   COMPREHENSIVE    ACCUMULATED   TREASURY   STOCKHOLDERS'
                               STOCK      STOCK     CAPITAL    RECEIVABLE    INCOME/(LOSS)      DEFICIT      STOCK        EQUITY
                             --------   --------   --------    -----------      --------       --------     -------       ------
BALANCE AT DECEMBER 31,
2005
(10,831,024 SHARES)             --         $1       $57,690       $(44)           $247         ($25,990)     ($119)      $ 31,785
                             ========   =======    ========    ==========      =========       =========    =======     =========
Net earnings                    --                                                                  921                       921
Exercise of stock options
  for cash and receivable
  (24,000 shares)               --                       42                                                                    42
Issuance of common stock
  for acquisition of
  subsidiaries
  (58,787 shares)               --                      397                                                                   397
Repurchase of common
  shares (less 24,200 shares)   --                                                                            (124)          (124)
Cumulative foreign
  exchange gain/(loss)          --                                                 (20)                                       (20)
Stock-based compensation                                 62                                                                    62
Issuance of warrants for fees
  of issuing convertible debt
  (16,000 warrants)                                      29                                                                    29
Less stock subscription
  receivable                    --                                 (13)                                                       (13)
                             --------   --------   --------    -----------      --------       --------    -------       --------
BALANCE AT MARCH 31, 2006
  (10,889,611 SHARES)           --      $     1    $ 58,220       $(57)           $227         $(25,069)     $(243)       $33,079
                             ========   ========   ========    ===========      ========       ========    =======       ========

               The accompanying condensed notes are an integral part of these consolidated financial statements.




PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

                                                                                  (Restated)     (Restated)
                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                     2006            2005
                                                                                   ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                        $    921       $    415
ADJUSTMENT TO RECONCILE NET EARNINGS TO NET CASH USED IN OPERATING ACTIVITIES:
Equity loss of associated company                                                          3             --
Minority Interest                                                                      1,130            417
Depreciation and amortization                                                            296             43
Stock-based compensation                                                                  62             --
CHANGES IN CURRENT ASSETS AND LIABILITIES NET OF EFFECTS FROM PURCHASE OF
  SUBSIDIARIES:
   Accounts receivable and other current assets                                       (5,796)        (2,153)
   Inventories                                                                          (527)          (430)
   Accounts payable and other accrued expenses                                           807         (2,137)
                                                                                    --------       --------
NET CASH USED IN OPERATING ACTIVITIES                                                 (3,104)        (3,845)
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash                                                               (1)            --
Increase in purchase of marketable securities                                            (24)           (36)
Acquisition of property and equipment                                                 (1,751)            63
Acquisition of subsidiaries and affiliated companies                                    (390)          (233)
Loan receivables from third parties                                                       37             --
Loans receivables from related parties                                                  (794)            --
                                                                                    --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                                 (2,923)          (206)
                                                                                    --------       --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in loan payable to related party                                                144            467
Repayments under bank line of credit                                                     (49)          (582)
Advances under bank loan                                                                 153           (284)
Increase (repayments) of amount borrowed under capital lease obligations                 (34)            30
Repurchase of treasury shares                                                           (124)             -
Proceeds from exercise of stock options and warrants                                      29            111
Proceeds from issuance of convertible debenture                                        8,000              -
Payment of convertible debenture issue costs                                            (500)             -
                                                                                    --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    7,619           (258)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS                               18              -
                                                                                    --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,610         (4,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                     9,579          6,764
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD
                                                                                    $ 11,189       $  2,455
                                                                                    ========       ========
CASH PAID FOR:
  Interest                                                                          $     87       $     45
  Income taxes                                                                      $     32       $     34

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under bank financing agreement                                   1,082             --
Investments in subsidiaries acquired through the issuance of common stock                397             --


The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                      6

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


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --The condensed unaudited consolidated financial statements include the accounts of PacificNet Inc. and its subsidiaries. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company's interim results have been reflected. PacificNet's 2005 Annual Report on Form 10-KSB, as amended, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.


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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three months ended March 31:

                                                                                   2006              2005
----------------------------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS OF UNITED STATES DOLLARS,
                                                                               EXCEPT WEIGHTED SHARES AND PER SHARE
                                                                                             AMOUNTS)
----------------------------------------------------------------------------------------------------------------------
Numerator:
  Net earnings                                                                          $921           $415
  Convertible debenture interest                                                         -
  Net earnings used I computing diluted EPS                                              921            415
                                                                                         ===            ===
Denominator:
  Weighted-average shares used to compute basic EPS                               10,855,761      9,794,088
  Dilutive potential from assumed exercise of stock options and warrants             671,184      1,034,103
  Dilutive potential from convertible debenture                                      800,000              -
                                                                                  ----------      ---------
Weighted-average shares used to compute diluted EPS                               12,326,945     10,828,191
                                                                                  ==========     ==========
Basic earnings per common share:                                                       $0.08          $0.04
                                                                                       =====          =====
Diluted earnings per common share:                                                     $0.07          $0.04
                                                                                       =====          =====

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
                                                              ========

As of March 31, 2006, the total purchase price recorded was $646,518 consisting of cash and common stock of $369,822 and $276,696, respectively. Since the common stock consideration issuable by PACT is based on the achievement of certain net income milestones, no additional cost has been recorded at the acquisition date for the contingency based on earnings. An additional cost of the acquired entity will be recorded when the contingency based on earnings is achieved and the additional consideration is distributable. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 138,348 _restricted shares. As of March 31, 2006, goodwill of $461,468 represents the excess of the purchase price over the fair value of the assets acquired and is not deductible for tax purposes. The total amount of goodwill by reportable segment for Value-added Telecom Services was $10,249,000 (see Note 9).


In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Guangzhou Wanrong acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Guangzhou Wanrong. Accordingly, the operating results of Guangzhou Wanrong have been consolidated with those of the Company starting January 31, 2006. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration was considered contingent consideration and after the audited combined after-tax earnings of US$123,305 for the 3 months ended March 31, 2006 was available. All the contingent consideration has been reflected in the consolidated financial statements of the Company as of March 31, 2006.


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


As of March 31, 2006, the total purchase price recorded was $0 consisting of cash and common stock of $0 and $0, respectively. Since the common stock consideration issuable by PACT is based on the achievement of certain net income milestones, no additional cost has been recorded at the acquisition date for the contingency based on earnings. An additional cost of the acquired entity will be recorded when the contingency based on earnings is achieved and the additional consideration is distributable. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 191,875 restricted shares.


5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

 ----------------------------------------------------------- ---------------- --------------- ----------------- ------------------
                                                                 Group 1.
                                                               Outsourcing       Group 2.         Group 3.            Total
                                                                 Services       Value-Added    Distribution of
 (US$000s) Products Services Communications
 ----------------------------------------------------------- ---------------- --------------- ----------------- ------------------
 Balance as of December 31, 2005                                       $3,936          $9,788            $1,100            $14,824
                                                                   ==========      ==========        ==========         ==========
 Goodwill acquired during the first quarter                                --             461                --                 --
 Impairment losses                                                         --              --                --                 --
 Goodwill written off related to sale of business unit                     --              --                --                 --
 Balance as of March 31, 2006                                          $3,936         $10,249            $1,100            $15,285
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
-------------------------- ----------------- --------------- -------------------

8. CONVERTIBLE DEBENTURES

On March 13, 2006, we completed a private placement in which we sold $8,000,000 in convertible debentures and issued warrants to purchase up to an aggregate of 400,000 shares of common stock. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain dilutive events. The debentures are due March 13, 2009. The warrants are exercisable for a period of five years at an exercise price of $12.20 per share. At the closing of the private placement, we prepaid the first year's interest on the debentures equal to 5% of the aggregate principal amount of debentures. We will pay interest in cash or shares, provided that certain conditions are met, at the rate of 6% for the second year the debentures are outstanding and then 7% for the third. Beginning January 1, 2007, we are obligated to redeem up to $320,000 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We also have the option to prepay the debentures at any time, provided that certain conditions have been met, after the 12 month anniversary of the effective date of the registration statement that has been filed with the Securities and Exchange Commission with respect to the common stock issuable upon conversion of the debentures, some or all of the outstanding debentures for cash in an amount equal to 120% of the principal amount outstanding, plus accrued, but unpaid interest, liquidated damages and penalties outstanding. At any time after the six month anniversary of the effective date, we may force the holders to convert up to 50% of the then outstanding principal amount of the debentures, subject to certain trading conditions being met. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages and penalties, which shall become immediately due and payable.

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


The gross proceeds of $8,000,000 are recorded as a debenture liability. In addition, fair values attributed to the Investors' warrants and to the embedded conversion feature in accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" are recorded as liabilities. The debt discount consisted of an initial $693,278 value related to the Investors' warrants and a $1,149,077 value attributed to the compound embedded derivatives liability, as well as the warrants liability. There was no change in fair value of these derivative liabilities or interest discount amortization recorded during the three months ended March 31, 2006, as the amounts were immaterial.

In accordance with recent FASB guidance, due to certain factors, including a liquidated damages provision in the registration rights agreement, the Company values and accounts for the embedded conversion feature and the warrants related to the Debentures as derivatives. Accordingly, these derivative liabilities are measured at fair value with changes in fair value reported in earnings as long as they remain classified as liabilities. The Company reassesses the classification at each balance sheet date. If the classification required under EITF No. 00-19 changes as a result of events during the period, the contract should be reclassified as of the date of the event that caused the reclassification.


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

-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
FOR THE THREE  MONTHS           Group 1.            Group 2.            Group 3.           Group 4.            Total
ENDED MARCH 31, 2006         Outsourcing         VAS Business       Communications     Other Business
                              Business                              Distribution
                                  ($)                ($)             Business ($)            ($)               ($)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Revenues                        3,027,000          7,040,000           3,355,000           1,612,000       15,034,000
(% of Total Rev)                  (20.1%)            (46.8%)             (22.3%)             (10.7%)           (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Earnings / (Loss) from
Operations                        120,000          1,714,000             351,000           (173,000)        2,012,000
(% of Total Earnings)              (6.0%)            (85.2%)             (17.4%)             (-8.6%)           (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Total Assets                    7,446,000         20,637,000          14,011,000          23,045,000       65,139,000
(% of Total Assets)               (11.4%)            (31.7%)             (21.5%)             (35.4%)           (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Goodwill                        3,936,000         10,249,000           1,100,000                   -       15,285,000
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Geographic Area                   HK,PRC             HK,PRC              HK,PRC             HK,PRC
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------

-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
For the three months         1.Outsourcing          2. VAS        3. Communications   4. Other Business       Total
ended                          Business            Business          Distribution
March 31, 2005                    ($)                ($)             Business($)             ($)               ($)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Revenues                        3,064,000          1,409,000            4,676,000            63,000         9,212,000
(% of Total Rev)                  (33.3%)            (15.3%)              (50.8%)            (0.7%)             (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Earnings / (Loss) from
Operations                        239,000            556,000              129,000         (151,000)           773,000
(% of Total Earnings)             (30.9%)            (71.9%)              (16.7%)          (-19.5%)            (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Total Assets                    4,869,000          4,404,000            8,388,000        14,266,000        31,927,000
(% of Total Assets)               (15.2%)            (13.8%)              (26.3%)           (44.7%)            (100%)
-------------------------- ------------------ ------------------- ------------------- ------------------ ----------------
Goodwill                        3,936,000          4,693,000            1,100,000                 -         9,729,000
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
                                               ======

13. RESTATEMENT AND CORRECTION OF ERROR

Consolidated Statement of Cash Flows


The consolidated statement of cash flows has been restated for the three months ended March 31, 2006. The nature of the revisions can be classified into the following categories:

         1. reclassification of payment of convertible debenture issue costs from operating activities to financing activities.
         2. reclassification of certain reconciling items that have no cash or net earnings effect from operating activities to a separate line labeled "Effect of exchange rate on cash and cash equivalents."
         3. reclassification of loan receivables from financing activities to investing activities.

The restatement had no effect on previously reported net increase in cash and cash equivalents or cash balances.

The restatement for the three months ended March 31, 2006, can be summarized as follows:

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)
                                                                             (AS REPORTED)         (AS RESTATED)
                                                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                            MARCH 31, 2006        MARCH 31, 2006
                                                                            --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                       921                    921
                                                                               -------                -------
ADJUSTMENT TO RECONCILE NET EARNINGS TO NET CASH USED IN OPERATING
ACTIVITIES:
Equity loss of associated company                                                    3                      3
Minority Interest                                                                1,130                  1,130
Unrealized loss/(gain) on marketable equity securities                              (2)                    --
Exchange gain due to foreign currency translation                                   20                     --
Depreciation and amortization                                                      296                    296
Stock-based compensation                                                            62                     62

CHANGES IN CURRENT ASSETS AND LIABILITIES NET OF EFFECTS FROM PURCHASE OF
SUBSIDIARIES:
   Accounts receivable and other current assets                                 (6,296)                (5,796)
   Inventories                                                                    (527)                  (527)
   Accounts payable and other accrued expenses                                     807                    807
                                                                               -------                -------
NET CASH USED IN OPERATING ACTIVITIES                                           (3,586)                (3,104)
                                                                               -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash                                                         (1)                    (1)
Increase in purchase of marketable securities                                      (24)                   (24)
Acquisition of property and equipment                                           (1,751)                (1,751)
Acquisition of subsidiaries and affiliated companies                              (390)                  (390)
Loan receivables from third parties                                                 --                     37
Loans receivables from related parties                                              --                   (794)
NET CASH USED IN INVESTING ACTIVITIES                                           (2,166)                (2,923)
                                                                               -------                -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan receivables from third parties                                                 37                     --
Loans receivables from related parties                                            (794)                    --
Increase in loan payable to related party                                          144                    144
Repayments under bank line of credit                                               (49)                   (49)
Advances under bank loan                                                           153                    153
Repayments of amount borrowed under capital lease obligations                      (34)                   (34)
Repurchase of treasury shares                                                     (124)                  (124)
Proceeds from exercise of stock options and warrants                                29                     29
Proceeds from issuance of convertible debenture                                  8,000                  8,000
Payment of convertible debenture issue costs                                                             (500)
                                                                               -------                -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              7,362                  7,619
                                                                               -------                -------
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS                         --                     18
                                                                               -------                -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,610                  1,610
                                                                               -------                -------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                               9,579                  9,579
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                    11,189                 11,189
CASH PAID FOR:
  Interest                                                                          87                     87
  Income taxes                                                                      32                     32

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under bank financing agreement                             1,082                  1,082
Investments in subsidiaries acquired through the issuance of common stock          397                    397


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

(c) In March 2005, we entered an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. With China's anticipated 3G launch, the stakes are high and the opportunities are immense for new 3G value-added services. Telecom users in China can experience our iPACT VAS through our broad geographical presence and local VAS offerings in 27 provinces in China through our VAS operating subsidies including Guangzhou 3G and Clickcom. Guangzhou 3G contributed $2,004,000 to the increase in the total revenues for our VAS business during the first quarter of 2006 and helped us in entering the mobile Internet market in China.

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


GROSS MARGIN. Gross margin for the three months ended March 31, 2006 was $6,481,000, a significant increase of 282% as compared to $1,698,000 for the three months ended March 31, 2005. Gross margin for the three months ended March 31, 2006, was 43.11% of total revenues. As explained above, the improvement on gross margin for three months periods from the prior periods was primarily due to higher margin acquisitions added to PACT during the first quarter of 2006, such as Wanrong. The significant increase in gross margin came primarily from our phone card business, which has higher gross margins, typical for that industry. We believe that our overall gross margins approximate the industry standards and we expect our gross margin percentage to increase gradually as a result of cost reduction and efficient utilization of assets.


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

INCOME TAXES. Income tax provision was $115,000 for the three months ended March 31, 2006, as compared to $26,000 for the three months ended March 31, 2005. Interim income tax provisions are based upon management's estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available.

MINORITY INTERESTS. Minority interests for the three months ended March 31, 2006 totaled $(1,130,000), compared with $(417,000) for the same period in the prior year, which represents the outside ownership interest in a subsidiary that is consolidated with the parent for financial reporting purposes.

NET EARNINGS. Net earnings for the three months ended March 31, 2006 was $921,000 which represented an increase of 122% as compared to $415,000 for the same period in the prior year. Net earnings margin increased to 6.13% for Q1 2006 from 4.5% for Q1 2005. The Company's Q1 results also included a total of $358,000 in non-cash expenses, including depreciation and amortization expense of $296,000 and $62,000 non-cash stock-based compensation expense recognized during Q1 as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006. Each of our subsidiaries and investments, including Epro, Linkhead, Smartime, 3G, Clickcom and ChinaGoHi, Wangrong, iMobile, PacificNet Communications, and PacificNet Power were profitable. PacificNet's overall net earnings increased due to (i) the acquisition of Guangzhou Wanrong and iMobile; (ii) its selection as China Unicom's CRM consulting and training partner, to help Shangdong Unicom improve its service quality for its "10010" Information Hotline and Telesales Department, with a goal to generate earnings through CRM services, telemarketing and outbound telesales; (iv) Linkhead's selection by Eastcom-BUPT (Beijing University of Posts and Telecommunications) to deploy Color Ring Back Tone ("CRBT") system for value- added telecom services;(v) Guangzhou 3G's partnering with Chinese Entertainment International (CEI) to launch the iPACT Mobile Video Services;
(vi) its being selected by a leading property management company to Provide CRM and Direct Marketing Services for Loyalty Membership Card; and (vii) ChinaGoHi's launching of a stored-value point card for its financial content services in China.


LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS.
As of March 31, 2006, cash and cash equivalents were $11,189,000, compared to $2,323,000 at the end of Q1 2005 as a result of a recently completed private placement.

WORKING CAPITAL.
The Company's working capital increased to $27,711,000 at March 31, 2006, as compared to $ 20,510,000 at December 31, 2005. When compared to balances at December 31, 2005, an increase of 35% in working capital at March 31, 2006 was primarily due to the overall net increases in the working capital accounts resulting from significant increases in cash resulting from our $8,000,000 private placement of convertible debentures and increases in accounts receivables mainly attributable to both our existing subsidiaries and to post-acquisition generated receivables for new subsidiaries


NET CASH FROM OPERATING ACTIVITIES.
Net cash used in operating activities was $3,104,000 for the three months ended March 31, 2006 as compared to net cash used in operating activities of $3,845,000 for the three months ended March 31, 2005. Net cash used in operating activities in the three months ended March 31, 2006 was primarily due to net earnings offset by the non-cash addition of minority interest of $1,130,000 and the growth in the business operation for PacificNet power ($1,580,200) and communication ($1,779,920), which resulted in an increase in accounts receivable and other current assets ($5,796,000).


NET CASH FROM INVESTING ACTIVITIES.
Net cash used in investing activities was $2,923,000 for the three months ended March 31, 2006 compared to $206,000 for the comparative prior period. Net cash used in investing activities in the three months ended March 31, 2006 was primarily due to the acquisition of property and equipment for $1,751,000 and the payment for the acquisition of subsidiaries and affiliated companies of $390,000 (2005: $233,000).


NET CASH FROM FINANCING ACTIVITIES.
Net cash provided by financing activities for the three months ended March 31, 2006 was $7,619,000 primarily representing cash received from the private placement of $8,000,000 in convertible debentures offset less debt issuance costs paid of $500,000 offset by decreases in cash paid for the repurchase of treasury shares of $124,000. Net cash used in financing activities for the three months ended March 31, 2005 was ($258,000), which was primarily a result of repayment banking loans aoffset by cash received of $111,400 from the exercise of 57,000 share options and $467,000 in loans from related party.

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

CONTRACTUAL OBLIGATIONS

We have significant cash resources to meet our contractual obligations as of March 31, 2006, as detailed below:

PAYMENTS DUE BY PERIOD

------------------------------------------- ------------------ -------------------- --------------- ----------------
Contractual Obligations                           Total         Less than 1 year      1-5 years       After 5 years
------------------------------------------- ------------------ -------------------- --------------- ----------------
Line of credit                              $  1,011,000       $  1,011,000                  --                --
Bank Loans                                  $  1,410,000       $    215,000         $   374,000        $  821,000
Bank Loan interest payable                  $    576,000       $      -             $   299,000        $  277,000
Operating leases                            $  1,621,000       $    815,000         $   806,000                --
Capital leases                              $    170,000       $    107,000         $    63,000                --
                                            ------------       ------------         ------------       -----------
Total cash contractual obligations          $  4,788,000       $  2,148,000         $ 1,542,000        $1,098,000
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

         In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and CFO, as of end of the period covered by this report of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation The CEO and CFO concluded that as of March 31, 2006 the Company's disclosure controls and procedures were ineffective and contained significant deficiencies and material weaknesses. Also, as previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 Form 10-KSB"), as of the end of the period covered by this report, significant deficiencies and material weaknesses with respect to the Company's internal controls over financial reporting were identified and communicated to us by our independent auditors. The Company has implemented and continues to implement remediation initiatives and interim measures during the quarter ended March 31, 2006 and through the current date.

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



PACIFICNET INC.


Date: November 3, 2006                          By: /s/ TONY TONG
                                                    -------------------
                                                Tony Tong
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date: November 3, 2006                          By: /s/ Joseph Levinson
                                                    -------------------
                                                Joe Levinson
                                                Chief Financial Officer
                                                (Principal Financial Officer)