Form 10-Q/A
period 2006-06-30
PACIFICNET INC
filed 2006-11-03
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A #1

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

EXPLANATORY NOTE:

This Quarterly Report on Form 10-Q/A-1 ("Form 10-QSB/A-1") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission ("SEC") on August 15, 2006, (the "Original Filing"). We are amending and restating the following specific items in this Amendment No. 1:

1.
Part I. Item 1. Financial Statements - to revise and update certain line items in the Consolidated Balance Sheet, Consolidated Income statement and Consolidated Statement of Cash Flows and to revise certain notes to the financial statements including business acquisitions, convertible debenture, and segment information.

2.	Part I. Item II. Management’s Discussion And Analysis Or Plan Of Operation.
3.	Part I. Item 4 - to update our disclosures in Part II, Item 8A. Controls and Procedures.
4.	Part II. Item 6 - to update the officer certifications for this amended filing.

PACIFICNET INC.
Form 10-Q/A #1 for the Quarterly Period Ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,935	$9,579
Restricted cash - pledged bank deposit	230	1,652
Accounts receivables, net of allowance for doubtful accounts of $33 and $5	16,112	5,998
Inventories	2,368	1,836
Loan receivable from related parties	4,753	2,520
Loan receivable from third parties	1,010	1,572
Other current assets	8,444	7,973
Total Current Assets	38,852	31,130
Property and equipment, net	8,361	4,300
Investments in affiliated companies and subsidiaries	463	410
Marketable equity securities - available for sale	539	539
Goodwill	17,285	14,824
Other assets - debt issuance costs (net)	957	-
TOTAL ASSETS	$66,457	$51,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	889	1,060
Bank loans-current portion	401	188
Capital lease obligations - current portion	88	126
Accounts payable	4,101	3,186
Accrued expenses and other payables	2,558	4,620
Income tax payable	33	296
Subscription payable	390	775
Loan payable to related party	570	369
Total Current Liabilities	9,030	10,620
Long-term liabilities:
Bank loans - non current portion	1,498	6
Capital lease obligations - non current portion	43	78
Convertible Debenture	8,000
Warrant Liability	616
Compound Embedded Derivatives Liability	1,019
Interest discount	(1,689)
Total long-term liabilities	9,487	84
Total liabilities	18,517	10,704
Minority interest in consolidated subsidiaries	11,898	8,714
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none	--	--
Common stock, par value $0.0001, Authorized - 125,000,000 shares; Issued and outstanding:
June 30, 2006 - 13,483,497 shares issued, 11,369,336 outstanding
December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding	1	1
Treasury stock, at cost (2006 Q2: 2,114,161 shares, 2005: 1,169,663 shares)	(243)	(119)
Additional paid-in capital	60,678	57,690
Cumulative other comprehensive income (loss)	399	247
Accumulated deficit	(24,271)	(25,990)
Less stock subscription receivable	(522)	(44)
Total Stockholders' Equity	36,042	31,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,457	$51,203

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006 (RESTATED)	2005 (RESTATED)	2006 (RESTATED)	2005 (RESTATED)
Revenues	$19,330	$12,280	$34,364	$21,492
Services	7,812	6,060	16,700	9,324
Product sales	11,518	6,220	17,664	12,168
Cost of revenues	(14,407)	(9,613)	(22,960)	(17,127)
Services	(4,027)	(3,880)	(7,283)	(6,201)
Product sales	(10,380)	(5,733)	(15,677)	(10,926)
Gross margin	4,923	2,667	11,404	4,365

Selling, general and administrative expenses	(3,177)	(1,376)	(7,500)	(2,257)
Depreciation and amortization	(161)	(99)	(219)	(142)
Interest expense	(368)	-	(456)	-
EARNINGS FROM OPERATIONS	1,217	1,192	3,229	1,966
Interest income	49	-	81	-
Change in fair value of derivatives	208		208
Sundry income	161	313	286	406
Earnings before Income Taxes and Minority Interest	1,635	1,505	3,804	2,372

Provision for income taxes	(85)	(37)	(200)	(64)
Share of earnings of associated companies	52	12	49	4
Minority interests	(804)	(887)	(1,934)	(1,304)
Net Earnings Available to Common Stockholders	$798	$593	$1,719	$1,008
BASIC EARNINGS PER SHARE	$0.10	$0.06	$0.18	$0.10
DILUTED EARNINGS PER SHARE	$0.08	$0.06	$0.16	$0.10

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIPTION RECEIVABLE	CUMULATIVE OTHER COMPREHENSIVE INCOME	ACCUMUL ATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS' EQUITY
BALANCE AT DECEMBER 31, 2005 (10,831,024 SHARES)	--	$1	$57,690	$(44)	$247	($25,990)	($119)	$31,785
Net earnings	--					1,719		1,719
Exercise of stock options for cash and receivable (269,000 shares)	--		564					564
Issuance of common stock for acquisition of subsidiaries (293,512 shares)	--		2,275					2,275
PIPE related expenses	--
Repurchase of common shares (less 24,200 shares)	--						(124)	(124)
Cumulative foreign exchange gain/(loss)	--				152			152
Stock-based compensation			120					120
Issuance of warrants for fees of issuing convertible debt (16,000 warrants)			29					29
Less stock subscription receivable	--			(478)				(478)
BALANCE AT JUNE 30, 2006 (11,369,336 SHARES)	--	$1	$60,678	$(522)	$399	$(24,271)	$(243)	$36,042

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

	SIX MONTHS ENDED JUNE 30
	(RESTATED) 2006	(RESTATED) 2005
Cash Flows from operating activities
Net earnings	$1,719	$1,008
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity loss of associated company	(49)	(4)
Provision for income taxes	33	64
Provision for allowance for doubtful accounts	28	-
Minority Interest	1,934	1304
Depreciation and amortization	768	141
Stock-based compensation	120	-
Change in fair value of derivatives	(208)	-
Amortization of interest discount	154	-
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(9,870)	(2,027)
Inventories	(415)	(891)
Accounts payable and other accrued expenses	(1,745)	295
Net cash used in operating activities	(7,531)	(110)
Cash flows from investing activities
Decrease in restricted cash	1,422	2,796
Increase in purchase of marketable securities	-	(421)
Acquisition of property and equipment	(3,124)	(1,341)
Acquisition of subsidiaries and affiliated companies	(836)	(1,183)
Loans receivable from third parties	562	(2,081)
Loans receivable from related party	(2,233)	(1,157)
Net cash used in investing activities	(4,209)	(3,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable to related party	201	390
Advances (repayments) under bank line of credit	(171)	142
Advances under bank loan	623	727
Increase (repayments) of amount borrowed under capital lease obligations	(73)	62
Repurchase of treasury shares	(124)	-
Proceeds from exercise of stock options and warrants	86	981
Proceeds from issuance of convertible debenture	8,000	-
Payment of convertible debenture issuance costs	500	-
Net cash provided by financing activities	8,042	2,302

Effect of exchange rate change on cash and cash equivalents	54	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,644)	(1,195)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,579	6,764
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,935	$5,569
CASH PAID FOR:
Interest	$292	$127
Income taxes	$463	$34
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of option shares through increase in subscription receivable	522	-
Investments in subsidiaries acquired through the issuance of common stock	2,275	$1,977

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

Condensed Consolidated Financial Statements - The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting consistent in all material respects with those applied in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, but do not include all disclosures required by GAAP. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005. The condensed unaudited consolidated financial statements include the accounts of Pacificnet Inc. and its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. PacificNet’s 2005 Annual Report on Form 10-KSB includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)		(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)
Numerator:
Net earnings	$798	$593	$1,719	$1,008
Convertible debenture interest	254	-	254	-
Net earnings used in computing EPS	1,052	593	1,973	1,008

Denominator:
Weighted-average shares used to compute basic EPS	11,022,984	9,887,274	10,939,834	9,840,681
Dilutive potential from assumed exercise of stock options and warrants	856,713	731,501	962,185	718,383
Dilutive potential from convertible debenture	800,000	-	800,000	-
Weighted-average shares used to compute diluted EPS	12,679,697	10,618,775	12,702,019	10,559,064
Basic earnings per common share:	$0.10	$0.06	$0.18	$0.10
Diluted earnings per common share:	$0.08	$0.06	$0.16	$0.10

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

(US$000s)	Group 1. Outsourcing Services	Group 2. Value-Added Services	Group 3. Distribution of Communications	Total
Balance as of December 31, 2005	$3,936	$9,788	$1,100	$14,824
Goodwill acquired during the first quarter	--	461	--	461
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of March 31, 2006	$3,936	$10,249	$1,100	$15,285
Goodwill acquired during the second quarter	--	1,571	429	2,000
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of June 30, 2006	$3,936	$11,820	$1,529	$17,285

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

The gross proceeds of $8,000,000 are recorded as a debenture liability. In addition, fair values attributed to the Investors’ warrants and to the embedded conversion feature in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” are recorded as liabilities. The debt discount consisted of an initial $693,278 value related to the Investors’ warrants and a $1,149,077 value attributed to the compound embedded derivatives liability, as well as the warrants liability. An aggregate gain of $207,679 representing the change in fair value of these derivative liabilities was recognized during the six months ended June 30, 2006.

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

For the three months ended June 30, 2006	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	3,552,000	5,517,000	8,914,000	1,347,000	19,330,000
(% of Total Revenues)	18%	29%	46%	7%	100%

Earnings / (Loss) from Operations	283,000	1,130,000	208,000	-404,000	1,217,000
(% of Total Earnings)	23%	93%	17%	-33%	100%
Total Assets (% of Total Assets)	8,503,000 13%	20,382,000 31%	12,626,000 19%	24,946,000 37%	66,457,000 100%
Goodwill	3,936,000	11,820,000	1,529,000	-	17,285,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

For the three months ended June 30, 2005	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	3,403,000	4,744,000	4,055,000	78,000	12,280,000
(% of Total Revenues)	28%	39%	33%	1%	100%

Earnings / (Loss) from Operations	305,000	1,086,000	118,000	-317,000	1,192,000
(% of Total Earnings)	26%	91%	10%	-27%	100%
Total Assets (% of Total Assets)	5,468,000 13%	11,261,000 27%	13,661,000 32%	12,627,000 28%	43,017,000 100%
Goodwill	3,936,000	8,602,000	1,100,000	-	13,245,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

For the six months ended June 30, 2006	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	6,579,000	12,557,000	11,851,000	3,377,000	34,364,000
(% of Total Revenues)	19%	37%	34%	10%	100%
Earnings / (Loss) from
Operations	403,000	2,844,000	265,000	-283,000	3,229,000
(% of Total Earnings)	12%	88%	8%	-48%	100%
Total Assets	8,503,000	20,382,000	12,626,000	24,946,000	66,457,000
(% of Total Assets)	13%	31%	19%	37%	100%
Goodwill	3,936,000	11,820,000	1,529,000	-	17,285,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

For the six months ended June 30, 2005	Group 1. Outsourcing Business ($)	Group 2. VAS Business ($)	Group 3. Communications Distribution Business ($)	Group 4. Other Business ($)	Total ($)
Revenues	6,492,000	6,154,000	8,731,000	115,000	21,492,000
(% of Total Revenues)	30%	29%	41%	1%	100%
Earnings / (Loss) from
Operations	649,000	1,589,000	236,000	-508,000	1,966,000
(% of Total Earnings)	33%	81%	12%	-26%	100%
Total Assets	5,468,000	11,261,000	13,661,000	12,627,000	43,017,000
(% of Total Assets)	13%	27%	32%	28%	100%
Goodwill	3,936,000	8,602,000	1,100,000	-	13,245,000
Geographic Area	HK, PRC	PRC	HK, PRC	HK,PRC,USA

Product and service revenues classified by major geographic areas are as follows (in US$):

For the three months ended June 30, 2006	Hong Kong	PRC	United States	Total
Product revenues	8,546,000	2,972,000	-	11,518,000
Service revenues	3,504,000	4,308,000	-	7,812,000

For the three months ended June 30, 2005	Hong Kong	PRC	United States	Total
Product revenues	4,085,000	2,135,000	-	6,220,000
Service revenues	2,452,000	3,608,000	-	6,060,000

For the six months ended June 30, 2006	Hong Kong	PRC	United States	Total
Product revenues	12,094,000	5,570,000	-	17,664,000
Service revenues	6,535,000	10,165,000	-	16,700,000

For the six months ended June 30, 2005	Hong Kong	PRC	United States	Total
Product revenues	8,761,000	3,407,000	-	12,168,000
Service revenues	4,686,000	4,638,000	-	9,324,000

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

The components of income before income taxes are as follows:

United States of America

The components of earnings before income taxes separating U.S. and non U.S. operations are as follows:

As of June 30, 2006, the Company’s subsidiary in the United States of America had approximately $5,000,000 in net operating loss carryforwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States subsidiary at June 30, 2006 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

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

15. RESTATEMENT AND CORRECTION OF ERROR

Consolidated Statement of Cash Flows

The consolidated statement of cash flows has been restated for the six months ended June 30, 2006. The nature of the revisions can be classified into two categories:

1.	Reclassification of payment of convertible debenture issue costs from operating activities to financing activities.

2.	Reclassification of certain reconciling items that have no cash or net earnings effect from operating activities to a separate line labeled “Effect of exchange rate on cash and cash equivalents.”

3.	Reclassification of loan receivables from financing activities to investing activities.

The restatement had no effect on previously reported net increase in cash and cash equivalents or cash balances.

The restatement for the six months ended June 30, 2006, can be summarized as follows:

	SIX MONTHS ENDED JUNE 30 (Originally Reported)	SIX MONTHS ENDED JUNE 30 (RESTATED)
	2006	2006
Cash Flows from operating activities
Net earnings	1,873	1,719
Adjustment to reconcile net earnings to net cash used in operating activities:
Equity loss of associated company	(49)	(49)
Provision for income taxes	33	33
Provision for allowance for doubtful accounts	28	28
Minority Interest	1,934	1,934
Depreciation and amortization	768	768
Stock-based compensation	120	120
Change in fair value of derivatives	(208)	(208)
Amortization of interest discount		154
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(10,370)	(9,870)
Inventories	(415)	(415)
Accounts payable and other accrued expenses	(1,745)	(1,745)
Net cash used in operating activities	(8,031)	(7,531)

Cash flows from investing activities
Decrease in restricted cash	1,422	1,422
Increase in purchase of marketable securities	-
Acquisition of property and equipment	(3,124)	(3,124)
Acquisition of subsidiaries and affiliated companies	(836)	(836)
Loans receivable from third parties	562	562
Loans receivable from related party	(2,233)	(2,233)
Net cash used in investing activities	(4,209)	(4,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable to related party	201	201
Advances (repayments) under bank line of credit	(171)	(171)
Advances under bank loan	623	623
Increase (repayments) of amount borrowed under capital lease obligations	(73)	(73)
Repurchase of treasury shares	(124)	(124)
Proceeds from exercise of stock options and warrants	86	86
Proceeds from issuance of convertible debenture	8,000	8,000
Payment of convertible debenture issue costs	-	(500)
Net cash provided by financing activities	8,542	8,042

Effect of exchange rate change on cash and cash equivalents	54	54
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,644)	(3,644)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,579	9,579
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	5,935	5,935

CASH PAID FOR:
Interest	$292	$292
Income taxes	$463	$463
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of option shares through increase in subscription receivable	522	522
Investments in subsidiaries acquired through the issuance of common stock	2,275	2,275

16. SUBSEQUENT EVENTS

Stock Option Exercise

On July 1, 2006, PacificNet issued 100,000 shares of common stock as a result of stock option exercise in accordance to PacificNet’s stock option plan.

Business Acquisitions

Able Entertainment Technology Ltd by PacificNet Games Limited

On August 3, 2006, PacificNet’s wholly owned subsidiary PacificNet Games Limited (“PacGames”, Chinese Company Name 太平洋网络游戏有榰公司) completed the acquisition of 100% of Able Entertainment Technology Ltd., a leading gaming technology provider based in the Macau Special Administrative Region of China, by exchanging 65% of the share ownership of PacificNet Games Limited and the issuance of 200,000 restricted shares of PacificNet Inc.  Upon completion of this transaction, PacificNet Inc. owns 35% of PacificNet Games Limited (Chinese Company Name 太平洋网络游戏有榰公司). Under the purchase agreement, Able Entertainment Technology Ltd has committed to generate an annual profit of USD$1,600,000 and will provide for an adjustment to the purchase price if the PacGames does not achieve an annual net profit of USD$1,600,000 during the first 12-month period and USD$3,000,000 during the second 12-month period.

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
Allink Hong Kong Limited

On August 11, 2006, PacificNet’s wholly owned subsidiary PacificNet Communications Limited (“PacCom”) completed the acquisition of 80% of Allink Hong Kong Limited (Allink, Chinese name “瘺瑑濦晧港有榰公司”), a leading provider of security and surveillance technology and services based in the Hong Kong Special Administrative Region of China, through the issuance of 200,000 restricted shares of PacificNet Inc.  Upon completion of this transaction, PacificNet Inc. owns 80% of Allink. Under the purchase agreement, Allink has committed to generate an annual profit of HKD$3,000,000 (approx USD$385,000) and will provide for an adjustment to the purchase price if the Allink does not achieve an annual net profit of HKD$3,000,000.  Allink operates one of the leading CCTV communication and security surveillance technology and services provider utilizing extra low voltage technology for property management companies in Hong Kong and Macau, China.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:
•	the impact of competitive products;
•	changes in laws and regulations;
•	adequacy and availability of insurance coverage;
•	limitations on future financing;
•	increases in the cost of borrowings and unavailability of debt or equity capital;
•	the inability of the Company to gain and/or hold market share;
•	exposure to and expense of resolving and defending liability claims and other litigation;
•	consumer acceptance of the Company's products;
•	managing and maintaining growth;
•	customer demands;
•	market and industry conditions,
•	the success of product development and new product introductions into the marketplace;
•	the departure of key members of management, and
•	the effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

Regarding one of our subsidiaries, for example, Epro is engaged in the business of providing outsourced call center services with over 15 years of field experience in Hong Kong and China. The factors that could affect current and future results are as follows:

•	insufficient sales forces for business development & account servicing;
•	lack of PRC management team in operation;
•	less familiarity on partners' product knowledge;
•	deployment costs of a new HR application and the costs to upgrade the call center computer system;
•	increasing operations costs (cost of salaries, rent, interest rates & inflation) under rising economy in Hong Kong;
•	insufficient brand awareness initiatives in the market;
•	salary increases due to an active labor market in Hong Kong and GuangZhou; and
•	increasing competition of call center solutions in the Hong Kong and PRC markets.

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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated income statement data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006 (%)	2005 (%)	2006 (%)	2005 (%)
Revenues	100	100	100	100
Cost of Revenues	(74.53)	(78.28)	(66.81)	(79.69)
Gross Margin	25.47	21.72	33.19	20.31
Selling, general and administrative expense	(19.17)	(12.01)	(23.79)	(11.16)
Earnings from operations	6.30	9.71	9.40	9.15
Earnings before income taxes, minority interest and discontinued operations	8.46	12.26	11.07	11.03
NET EARNINGS	4.13	4.83	5.00	4.69

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

FOR THE THREE MONTHS ENDED

			Group 3
	Group 1		Communications
	Outsourcing	Group 2.	Distribution	Group 4
	Business	VAS Business	Business	Other Business	TOTAL
JUNE 30, 2006	($)	($)	($)	($)	($)
Revenues	3,552,000	5,517,000	8,914,000	1,347,000	19,330,000
Earnings / Loss from Operations	283,000	1,130,000	208,000	-404,000	1,217,000

FOR THE SIX MONTHS ENDED

			Group 3
	Group 1		Communications
	Outsourcing	Group 2.	Distribution	Group 4
	Business	VAS Business	Business	Other Business	TOTAL
JUNE 30, 2006	($)	($)	($)	($)	($)
Revenues	6,579,000	12,557,000	11,851,000	3,377,000	34,364,000
Earnings / Loss from Operations	403,000	2,844,000	265,000	-283,000	3,229,000

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

GROSS MARGIN. Gross margin for the three and six months ended June 30, 2006 was $4,923,000 and $11,404,000, a significant increase of 84.6% and 161.3 % as compared to $2,667,000 and $4,365,000 for the three and six months ended June 30, 2005, respectively. Gross margin was 25.5% and 33.2% of total revenues for the second quarter and first half of 2006, compared to 21.7% and 20.3% for the second quarter and first half of 2005, respectively. As explained above, the improvement on gross margin for three and six months periods from the prior periods was primarily due to contributions from higher margin subsidiaries. The significant increase in gross margin year-over-year came primarily from our facilities management and outbound services, and mobile phone sales. One of our subsidiaries transformed its operation from a resource outsourcing basis to more of a project outsourcing basis. For resource outsourcing, we had high revenue and low profit margin in the second quarter and first half of 2005. As a result of the shift in operations, we had lower revenue and higher than normal profit margin for project outsourcing in the second quarter and first half quarter of 2006. We believe that our overall gross margins approximate the industry standards and we expect our gross margin percentage to increase gradually as a result of cost reduction and greater efficiencies in our utilization of assets.

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

EARNINGS FROM OPERATIONS. On a year-over-year basis, earnings from operations increased 2% and 64% in the second quarter and first half of 2006, respectively. Operating earnings of $283,000, $1,130,000, and $208,000 for the three months ended June 30, 2006 were generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value Added Services (VAS), and (3) Communications Distribution Services, respectively. This compares to operating earnings of $305,000, $1,086,000 and $118,000 for the three months ended June 30, 2005, respectively. Various factors affected operating earnings during the second quarter of 2006, including increased capital expenditures resulting in greater non-cash charges such as depreciation and amortization expenses. As the Company expanded its call centre sites in Hong Kong, amortization and depreciation expenses related to the new leasehold improvement, furniture & fixtures, computer equipment and software incurred in the second quarter and first half of 2006 also increased. The increase in fixed assets also included a recorder monitor system, DVCAM, computer equipment. We continued to shift our business from our traditional lower-margin distribution business (B2B services) to higher margin value-added telecom services and B2C e-commerce which we believe will help drive superior bottom-line results. We believe that the Company has made substantial progress in a relatively short period of time which has been demonstrated by our increase in both gross and operating margins in the second quarter. Furthermore, the acquisition of the majority interest in both iMobile and Guangzhou Wanrong during the first quarter enhanced our position in this rapidly growing B2C market in China.

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

NET EARNINGS. Overall net earnings year-over-year increased 34.6% and 70.5% in the second quarter and first half of 2006, respectively. The Company’s results for the six months ended June 30, 2006 included a total of $888,000 in non-cash expenses, including depreciation and amortization expense of $768,000 and $120,000 non-cash stock-based compensation expense recognized during 2006 as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006, The Company’s quarterly results also included a total of $530,000 in non-cash expenses, including depreciation and amortization expense of $472,000 and non-cash stock-based compensation expense $58,000 recognized during the second quarter as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006. Each of our subsidiaries and investments, including Epro, Smartime, Guangzhou 3G, Clickcom, ChinaGoHi, iMobile, PacificNet Communications, PacificNet Limited and PacificNet Power were profitable.

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

Two recently acquired subsidiaries, iMobile and Wanrong, also added approximately $2 million and $268,000 net earnings, respectively, to the total amount of net earnings during the second quarter of 2006. With the new operation of 2, 2.5 and 3G VAS services, net earnings has rapidly increased. PacificNet Limited and PacificNet Power also added approximately $214,000 and $296,000 net earnings, respectively, to the Company due to newly obtained projects during the second quarter of 2006. Overall, management is optimistic in our ability to drive revenue and profits quarter-to-quarter as a result of cost reductions and efficient utilization of assets.

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

NET CASH FROM OPERATING ACTIVITIES.

Net cash used in operating activities was $7,531,000 for the six months ended June 30, 2006 as compared to net cash used in operating activities of $110,000 for the six months ended June 30, 2005. Net cash used in operating activities in the six months ended June 30, 2006 was primarily due to net earnings of $1,719,000 offset by minority interest of $1,934,000, non-cash related expenses of $900,000, $208,000 for the change in fair value of our derivatives as of the balance sheet date, and a net increase in working capital items of $12,530,000. The increase in working capital was mainly due to an increase in accounts receivable of $9,870,000 and an increase in inventories of $415,000 which mainly resulted from higher revenues and a net decrease in account payables and accrued expenses of $1,745,000 which was primarily due to the decrease in accrued expenses and income tax payable.

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

NET CASH FROM FINANCING ACTIVITIES.

Net cash provided by financing activities for the six months ended June 30, 2006 was $8,042,000, which was mainly due to the proceeds from issuance of convertible debenture of $8,000,000 less debt issuance costs paid of $50,000, the exercise of share options and warrants of $86,000, an increase in bank loan of $623,000 which was due to the purchase of our Beijing office, and an increase in loans payable to related party of $201,000 by Epro. The amount was partially offset by the repayment of banking facilities of $171,000 from Epro and Smartime, the repayment of amount borrowed under capital lease of $73,000, and repurchase of treasury shares of $124,000. Net cash provided by financing activities for the six months ended June 30, 2005 was $2,302,000, which was primarily a result of an increase in loans payable to related party of $390,000, an increase in advances from banking facilities of $142,000 primarily by EPRO, an increase in bank loan of $727,000, and an increase from the exercise of share options and warrants of $981,000.

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

CONTRACTUAL OBLIGATIONS

We have significant cash resources to meet our contractual obligations as of June 30, 2006, as detailed below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$889,000	$889,000	0	0
Bank Loans	$1,899,000	$401,000	$725,000	$773,000
Operating leases	$1,805,000	$819,000	$986,000	0
Capital leases	$131,000	$88,000	$43,000	0
Total cash contractual obligations	$4,724,000	$2,197,000	$1,754,000	$773,000

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

Remediation Initiatives

As indicated in the Company’s 10-K filed on April 28, 2006, PacificNet has greatly expanded its Finance and Accounting staff in China in the last six months. In January, the Company promoted Mary Ma to the new position of Vice President of Finance, a position which will be permanently stationed in China. The Company has gradually transitioned the roles, responsibilities and job function of the CFO role to Mary May, the new VP of Finance. In May 2006, the Company announced the resignation of Mr. ShaoJian Wang as the CFO effective May 26, 2006. Concurrently, Mr. Wang announced that he had accepted a new position at Hurray! Holding Co. Ltd. (Nasdaq:HRAY) as their President and Chief Operating Operator. In September 2006, the Company announced the hiring of its new CFO, Mr. Joseph Levinson, a former manager at Deloitte and Touche in New York.

The Company created a new position, Vice President of Finance for China Operations, and has appointed Mary Ma to fill the position. Ms. Ma has the prior business experience required to act in a supervisory capacity for the Company, including experience with Chinese Accounting Standards, IAS and US GAAP, corporate finance, finance analysis and operation. Ms. Ma. with assistance from other senior members of the financial staff, have reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company.

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