Form 10-Q
period 2006-09-30
PACIFICNET INC
filed 2006-11-17
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

 As of October 31, 2006, there were 11,671,836 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.
Form 10-Q for the Quarterly Period Ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Current Assets:
Cash and cash equivalents	$7,439	$9,579
Restricted cash - pledged bank deposit	232	1,652
Accounts receivables, net of allowances for doubtful accounts of $622 and $5	13,116	5,998
Inventories	2,039	1,836
Loan receivable from related parties	4,879	2,520
Loan receivable from third parties	1,219	1,572
Other current assets	8,782	7,973
Total Current Assets	37,706	31,130
Property and equipment, net	8,731	4,300
Investments in affiliated companies and subsidiaries	776	410
Marketable equity securities - available for sale	545	539
Goodwill	18,385	14,824
Other assets - debt issuance costs (net)	927	-
TOTAL ASSETS	$67,070	$51,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	1,082	1,060
Bank loans-current portion	992	188
Capital lease obligations - current portion	133	126
Accounts payable	3,931	3,186
Accrued expenses and other payables	2,586	4,620
Income tax payable	113	296
Subscription payable	390	775
Loans payable to related party	373	369
Total Current Liabilities	9,600	10,620

Long-term liabilities:
Bank loans - non current portion	1,436	6
Capital lease obligations - non current portion	148	78
Convertible Debenture	8,000	-
Warrant Liability	268	-
Compound Embedded Derivatives Liability	357	-
Interest discount	(1,530)	-
Liquidated damages liability	800	-
Total long-term liabilities	9,479	84
Total liabilities	19,079	10,704
Minority interest in consolidated subsidiaries	11,586	8,714
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none	--	--
Common stock, par value $0.0001, Authorized - 125,000,000 shares; Issued and outstanding:
September 30, 2006 - 13,983,497 shares issued, 11,646,836 outstanding
December 31, 2005 - 12,000,687 issued, 10,831,024 outstanding	1	1
Treasury stock, at cost (2006 Q3: 2,336,661 shares, 2005: 1,169,663 shares)	(243)	(119)
Additional paid-in capital	62,201	57,690
Cumulative other comprehensive income (loss)	266	247
Accumulated deficit	(25,386)	(25,990)
Less stock subscription receivable	(434)	(44)
Total Stockholders' Equity	36,405	31,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,070	$51,203

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005 (as restated)	2006	2005 (as restated)
Revenues	$12,875	$11,047	$47,239	$32,539
Services	5,445	4,908	22,145	14,232
Product sales	7,430	6,139	25,094	18,307
Cost of revenues	(10,392)	(8,852)	(33,352)	(25,979)
Services	(3,352)	(3,113)	(10,635)	(9,314)
Product sales	(7,040)	(5,739)	(22,717)	(16,665)
Gross margin	2,483	2,195	13,887	6,560

Selling, general and administrative expenses	(2,482)	(1,004)	(9,982)	(3,261)
Inventory write-down charge	(486)	-	(486)	-
Bad debt expense	(657)	-	(657)	-
Depreciation and amortization	(255)	(133)	(474)	(275)
Interest expense	(395)	(182)	(851)	(182)
EARNINGS/(LOSS) FROM OPERATIONS	(1,792)	876	1,437	2,842
Interest income	96	155	177	155
Gain in change in fair value of derivatives	1,004	-	1,212	-
Liquidated damages expense	(800)	-	(800)	-
Sundry income, net	(113)	171	173	577
Earnings/(Loss) before Income Taxes and Minority Interest	(1,605)	1,202	2,199	3,574

Provision for income taxes	(119)	13	(319)	(51)
Share of earnings of associated companies	80	8	129	12
Minority interests	529)	(612)	(1,405)	(1,916)
Net Earnings/(Loss) Available to Common Stockholders	$(1,115)	$611	$604	$1,619
BASIC EARNINGS PER SHARE	$(0.10)	$0.06	$0.05	$0.16
DILUTED EARNINGS PER SHARE	$(0.10)	$0.05	$0.05	$0.15

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	STOCK SUBSCRIPTION RECEIVABLE	CUMULATIVE OTHER COMPREHENSIVE INCOME	ACCUMUL ATED DEFICIT	TREASURY STOCK	TOTAL STOCKHOLDERS' EQUITY
BALANCE AT DECEMBER 31, 2005 (10,831,024 SHARES)	--	$1	$57,690	$(44)	$247	($25,990)	($119)	$31,785
Net earnings/(loss)	--					604		604
Exercise of stock options for cash and receivable (369,000 shares)	--		784					784
Issuance of common stock for acquisition of subsidiaries (471,012 shares)	--		3,578					3,578
PIPE related expenses	--
Repurchase of common shares (less 24,200 shares)	--						(124)	(124)
Cumulative foreign exchange gain/(loss)	--				19			19
Stock-based compensation			120					120
Issuance of warrants for fees of issuing convertible debt (16,000 warrants)			29					29
Less stock subscription receivable	--			(390)				(390)
BALANCE AT SEPTEMBER 30, 2006 (11,646,836 SHARES)	--	$1	$62,201	$(434)	$266	$(25,386)	$(243)	$36,405

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)
	NINE MONTHS ENDED SEPTEMBER 30
	2006	2005
Cash Flows from operating activities
Net earnings / (loss)	$604	$1,619
Adjustment to reconcile net earnings/(loss) to net cash provided by (used in) operating activities:
Equity loss of associated company	(129)	(12)
Provision for income taxes	(183)	51
Provision for allowance for doubtful accounts	657	-
Minority Interest	1,405	1,916
Depreciation and amortization	1,173	274
Inventory write-down charge	486	-
Stock-based compensation	120	-
Change in fair value of derivatives	(1,212)	-
Amortization of interest discount	307	-
Liquidated damages expense	800	-
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(8,281)	(3,029)
Inventories	(572)	(452)
Accounts payable and other accrued expenses	(1,591)	(234)
Net cash provided by (used in) operating activities	(6,416)	133
Cash flows from investing activities
Decrease in restricted cash	1,420	3,132
Increase in purchase of marketable securities	-	(409)
Acquisition of property and equipment	(3,806)	(1,844)
Acquisition of subsidiaries and affiliated companies	(419)	(1,183)
Loans receivable from third parties	353	(1,597)
Loans receivable from related party	(2,359)	(1,349)
Net cash used in investing activities	(4,811)	(3,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable to related party	4	513
Advances (repayments) under bank line of credit	22	(7)
Increase (repayments) of amount borrowed under capital lease obligations	77	29
Repurchase of treasury shares	(124)	-
Proceeds from exercise of stock options and warrants	174	981
Net proceeds from issuance of convertible debenture	7,500	-
Advances under bank loans	1,152	5
Net cash provided by financing activities	8,805	1,521

Effect of exchange rate change on cash and cash equivalents	282	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,140)	(1,596)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,579	6,764
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7,439	$5,168
CASH PAID FOR:
Interest	$744	$182
Income taxes	$502	$34
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under banking loan	1,082	-
Options exercised for shares receivable	434	-
Investments in subsidiaries acquired through the issuance of common stock	$3,578	$2,871

The accompanying condensed notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. BASIS OF PRESENTATION

Description of Operations - PacificNet Inc. (referred to herein as "PacificNet" or the "Company") a leading provider of CRM and telecom services, ecommerce and gaming technology in Hong Kong, Macao, and China. Through our subsidiaries, PacificNet provides outsourcing services, telecom (VAS) services, products (telecom & gaming) services and the design and distribution of entertainment kiosks and gaming machines. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), mail order direct marketing and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are also a provider of value-added telecom services in China, which is comprised of interactive voice response (IVR) systems, call center management systems, and voice over Internet protocol (VOIP), short messaging services (SMS), multimedia messaging services (MMS), wireless application protocol (WAP), mobile internet and 3G services. The Company's operations are primarily based in China, including Hong Kong and Macau Special Administrative Region and Asian markets.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for the quarter September 30, 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 6 for further details.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net earnings available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive EPS for third quarter of 2006 exclude the potential dilutive effect of 889,456 warrants because their impact would be anti-dilutive based on current market prices. 800,000 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)		(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)
Numerator: earnings/(loss)	$(1,115)	$611.	$604	$1,619
Denominator:
Weighted-average shares used to compute basic EPS	11,619,010	10,826,983	11,171,608	10,171,224
Dilutive potential from assumed exercise of stock options and warrants	-	918,760	648,881	859,147
Weighted-average shares used to compute diluted EPS	11,619,010	11,745,743	11,820,489	11,030,371
Basic earnings per common share:	$(0.10)	$0.06	$0.05	$0.16
Diluted earnings per common share:	$(0.10)	$0.05	$0.05	$0.15

4. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

(US$000s)	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Gaming and Technology)	Total
Balance as of December 31, 2005	$3,936	$9,788	$1,100	$14,824
Goodwill acquired during the first quarter	--	461	--	461
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of March 31, 2006	$3,936	$10,249	$1,100	$15,285
Goodwill acquired during the second quarter	--	1,571	429	2,000
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of June 30, 2006	$3,936	$11,820	$1,529	$17,285
Goodwill acquired during the third quarter	--	1,100		1,100
Impairment losses	--	--	--	--
Goodwill written off related to sale of business unit	--	--	--	--
Balance as of September 30, 2006	$3,936	$12,920	$1,529	$18,385

Business Acquisitions during the three months ended September 30, 2006

Able Entertainment Technology Ltd by PacificNet Games Limited

On August 3, 2006, PacificNet’s wholly owned subsidiary PacificNet Games Limited (“PacGames”, Chinese Company Name [太平洋网络游戏有榰公司]) completed the acquisition of 100% of Able Entertainment Technology Ltd., a leading gaming technology provider based in the Macau Special Administrative Region of China. Upon completion of this transaction, the Company owned 35% of PacificNet Games Limited. Under the purchase agreement, Able Entertainment Technology Ltd represented that is expects to generate an annual profit of USD$1,600,000 and will provide for an adjustment to the purchase price if PacGames does not achieve an annual net profit of USD$1,600,000 during the first 12-month period ended June 30, 2007, and USD$3,000,000 during the second 12-month period ended June 30, 2008.

The purchase price consideration is 200,000 restricted PACT shares in exchange for 100% of the issued and outstanding shares of Able Entertainment Technology Ltd. or a 35% ownership interest in PacGames. The company has valued the consideration at a price of $5.08, representing the closing market price on August 3, 2006, the date of acquisition. As of September 30, 2006, 40,000 total restricted shares of PacificNet had been issued for the acquisition and 160,000 shares were held back as contingent consideration payable upon completion of certain earnings criteria pursuant to the purchase agreement. The agreement also provides for a loan of up to $1,600,000 on an as-needed basis and as of September 30, 2006, $128,000 was advanced. (See Note 9)

On September 22, 2006, PACT acquired another 10% of PacGames in exchange for 57,100 restricted shares of the Company’s common stock. These shares have not been issued as of September 30, 2006.

5. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the quarter ended September 30, 2006, the Company had the following equity transactions: (i)100,000 shares of common stock were issued as a result of the exercise of stock options for cash and receivable consideration of $220,000 in the aggregate; (ii) 177,500 shares of common stock were released from escrow (PACT treasury shares) for acquisition of Able Entertainment and contingent consideration for ChinaGoHi valued at $1,303,200.

Subscription receivable of approximately $434,000 represents funds receivable from the exercise of options and is presented as a contra equity account in the stockholders’ equity section of the consolidated balance sheet.

b) STOCK OPTION PLAN - See Note 6 for further details.

The status of the Stock Option Plan as of September 30, 2006, is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2005	1,575,000	$4.00
Granted	-	-
Cancelled	-	-
Exercised	(24,000)	$1.75
OUTSTANDING, MARCH 31, 2006	1,551,000	$4. 04
Granted	-	-
Cancelled	(680,000)	$6.57
Exercised	(245,000)	$2.13
OUTSTANDING, JUNE 30, 2006	626,000	$2.03
Granted	500,000	$4.75
Cancelled	-	$-
Exercised	(100,000)	$2.2
OUTSTANDING, SEPTEMBER 30, 2006	1,026,000	$3.34

On May 28, 2006, the board of directors and management approved and authorized the cancellation of 680,000 stock options that were previously granted during fiscal year 2005 that were unvested and unexercised. The option cancellation was authorized by the board and the management in order to reduce stock compensation expense due to the implementation of FASB 123R.

On September 21, 2006, the board of directors and management approved and authorized the grant to directors, officers, employees and consultants of the company (including its subsidiaries) of options to purchase up to an aggregate of 500,000 shares of Common Stock with a $4.75 exercise price. Those options will vest 20% per year commencing from January 1st 2007. The contract life for those options is 5 years.

c) WARRANTS

At September 30, 2006, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 3.59 years and the weighted average price per share is $10.61 per share as follows:

Shares of common stock	EXERCISE PRICE PER SHARE	EXPIRATION DATE OF WARRANTS
123,456	$7.15	January 15, 2009
117,682	$3.89	November 15, 2009
350,000	$12.21	December 9, 2009
400,000	$12.20	March 13, 2011
16,000	$12.20	March 13, 2011
1,007,138

On March 13, 2006, we issued 400,000 warrants to several institutional investors in connection with a private placement of $8 million in convertible debentures. On the same day we issued 16,000 warrants to our placement agent for the transaction. See Note 7 for further details.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarterly ended September 30 of 2006:

	Number of shares	Remarks
Escrowed shares returned to treasury in 2003	800,000
Shares purchased in the open market	38,154
Repurchase of shares from Take 1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	1,304,048	Includes shares related to Clickcom (78,000); Yueshen (24,200), ChinaGoHi (550,000), Guangzho(Wanrong (138,348); iMobile (153,500), Able Entertainment (160,000), and Allink (200,000)
Balance, September 30, 2006	2,336,661
Shares outstanding at September 30, 2006	11,646,836
Shares issued at September 30, 2006	13,983,497

On March 13, 2006, we repurchased 24,200 restricted shares of our common stock from Yueshen, a subsidiary of Shanghai Classic for a repurchase price of RMB1,000,000 (approximately USD$124,223 using exchange rate of 1USD= 8.05 RMB). The repurchase of the shares was proposed by Yueshen and was unanimously agreed by the both parties.

6. STOCK-BASED COMPENSATION

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The compensation costs, which approximated $120,000 for the nine months ended September 30, 2006, are recognized on a straight-line base over the option vesting term and the amortized cost is included in selling, general and administrative expenses. PacificNet elected the modified prospective method and therefore has not restated results for prior periods. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date.

During the quarter ended September 30, 2006, the Company granted 500,000 new stock options, 100,000 options were exercised, and zero options were cancelled. See note 5 b) for the status of the Company’s stock option plan.

Additional information on options outstanding as of September 30, 2006 is as follows:

	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	AVERAGE REMAINING CONTRACTUAL LIFE
Options outstanding	$3.34	1,026,000	2.84 years
Options exercisable	$2.00	526,000	0.82 year

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

The convertible debt obligates the Company to file a registration statement with respect to the shares issuable under the convertible debt note. Due to various factors, as of September 30, 2006, the Company had not filed such a registration statement. Accordingly, the terms of the convertible note obligate the Company to pay liquidated damages to the convertible debenture investors at the rate of 2% of the principal amount of the convertible per month, or $160,000. As of September 30, 2006, the Company has determined to accrue five months of liquidated damages or approximately $800,000, although it is possible that the Company may not ultimately need to pay the full amount of liquidated damages.  The amount has been reflected in the consolidated financial statements as a separate line item on the consolidated balance sheet as “liquidated damages liability” and as a separate line item on the consolidated statement of operations as “liquidated damages expense”.

C.E. Unterberg, Towbin L.L.C. acted as placement agent and received a negotiated cash fee in the amount of $449,500 and a warrant to purchase up to 16,000 shares at an exercise price of $12.20 per share, which expire five years from the date of issuance. The fair value of these warrants totaled $28,952 and such amount was charged to other assets, net, and will be amortized over the life of the debentures and credited to additional paid-in capital during the nine months ended September 30, 2006. Maxim Group also acted as Placement Agent and received a cash fee in the amount of $50,000.

In connection with the issuance of the debentures, the Company incurred $1,106,000 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs are being amortized and are recorded as additional expense through three years, the scheduled date on which holders have the option to require the Company to repurchase the debentures. Amortization expense related to the issuance costs during the three months and nine months ended September 30, 2006 was $93,000 and $179,000, respectively. At September 30, 2006, net debt issuance costs associated with the debentures was $927,000 and is recorded in Other assets, net.

The gross proceeds of $8,000,000 are recorded as a debenture liability. In addition, fair values attributed to the Investors’ warrants and to the embedded conversion feature in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” are recorded as liabilities. The debt discount consisted of an initial $690,642 value related to the Investors’ warrants and a $1,145,640 value attributed to the compound embedded derivatives liability, as well as the warrants liability. An aggregate gain of $1,211,583 representing the change in fair value of these derivative liabilities was recognized during the nine months ended September 30, 2006.

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

(2) Telecom Value-Added Services - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi (Lion Zone, aka ChinaGoHi), Linkhead, Clickcom and Guangzhou 3G.

(3) Products (Telecom & Gaming) - primarily involves communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited, iMobile, Allink, Take1 and PacificNet Games. PacificNet Games Limited (PacGames) is a leading developer of Asian electronic gaming machines, multi-player electronic gaming technology solutions and gaming related maintenance, IT, and distribution services for the leading hotel and casino operators based in the Macau and other Asian gaming markets.

(4) Other Business -other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, etc.

The Company's reportable segments are operating units, which represent the operations of the Company's significant business operations. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment earnings/(loss), income and expense not allocated to reportable segments.

For the three months ended September 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,733,000	2,350,000	6,411,000	381,000	12,875,000
(% of Total Revenues)	29%	18%	50%	3%	100%
Earnings / (Loss) from Operations	113,000	(833,000)	(191,000)	(881,000)	(1,792,000)
(% of Total Earnings)	-6%	46%	11%	49%	100%
Total Assets	9,159,000	18,939,000	12,813,000	26,159,000	67,070,000
(% of Total Assets)	14%	28%	19%	39%	100%
Goodwill	3,936,000	12,920,000	1,529,000	-	18,385,000
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

For the three months ended September 30, 2005	Group 1.	Group 2.	Group 3.	Group 4.	Total
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)
Revenues	3,368,000	2,870,000	4,677,000	132,000	11,047,000
(% of Total Revenues)	31%	26%	42%	1%	100%
Earnings / (Loss) from Operations	217,000	824,000	172,000	(337,000)	876,000
(% of Total Earnings)	25%	94%	20%	-39%	100%
Total Assets	4,939,000	9,254,000	189,000	28,983,000	43,365,000
(% of Total Assets)	11%	21%	1%	67%	100%
Goodwill	3,542,000	8,702,000	979,000	-	13,223,000
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

For the nine months ended September 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	10,312,000	14,907,000	18,262,000	3,758,000	47,239,000
(% of Total Revenues)	22%	31%	39%	8%	100%
Earnings / (Loss) from Operations	515,000	2,011,000	74,000	(1,163,000)	1,437,000
(% of Total Earnings)	36%	140%	5%	-81%	100%
Total Assets	9,159,000	18,939,000	12,813,000	26,159,000	67,070,000
(% of Total Assets)	14%	28%	19%	39%	100%
Goodwill	3,936,000	12,920,000	1,529,000	-	18,385,000
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

For the nine months ended September 30, 2005	Group 1.	Group 2.	Group 3.	Group 4.	Total
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)
Revenues	9,860,000	9,024,000	13,408,000	247,000	32,539,000
(% of Total Revenues)	30%	28%	41%	1%	100%
Earnings / (Loss) from Operations	866,000	2,413,000	408,000	(845,000)	2,842,000
(% of Total Earnings)	31%	85%	14%	-30%	100%
Total Assets	4,939,000	9,254,000	189,000	28,983,000	43,365,000
(% of Total Assets)	11%	21%	1%	67%	100%
Goodwill	3,542,000	8,702,000	979,000	-	13,223,000
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

Product and service revenues classified by major geographic areas are as follows (in US$):

For the three months ended September 30, 2006	Hong Kong, Macau	PRC	United States	Total
Product revenues	5,261,000	2,169,000	-	7,430,000
Service revenues	3,435,000	2,010,000	-	5,445,000

For the three months ended September 30, 2005	Hong Kong, Macau	PRC	United States	Total
Product revenues	4,776,000	1,363,000	-	6,139,000
Service revenues	2,305,000	2,603,000	-	4,908,000

For the nine months ended September 30, 2006	Hong Kong Macau	PRC	United States	Total
Product revenues	17,355,000	7,739,000	-	25,094,000
Service revenues	9,970,000	12,175,000	-	22,145,000

For the nine months ended September 30, 2005	Hong Kong, Macau	PRC	United States	Total
Product revenues	13,538,000	4,769,000	-	18,307,000
Service revenues	6,990,000	7,242,000	-	14,232,000

9. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES

As of September 30, 2006, there was a total loan receivable of approximately $4,879,000 due from related parties while the loan due to related party was $373,000.

As of September 30, 2006, the related party loan receivables included $1,026,000 due from Take 1, an affiliated company that is 20% owned by PacificNet, $128,000 due from PacificNet Games, an affiliated company that is 45% owned by PacificNet, and $3,725,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries is comprised of $1,249,000 due from a shareholder of Yueshen, $192,000 due from a director of Soluteck, and $2,284,000 due from a company owned by a shareholder of Lion zone (ChinaGoHi). The terms of these related parties loan receivables and payables are summarized below:

LOAN TO TAKE 1 (Cheer Era)

Take 1 is an affiliated company and is 20% owned by PacificNet as of September 30, 2006. A convertible loan of $1,026,000 is outstanding from Take 1 as of September 30, 2006. Conversion terms of the convertible loan provide PacificNet an option at any time during the Term to convert in part or in whole of the then outstanding loan principle up to $1,026,000 (or HKD$8,000,000) into shares of Take 1 to reach 51% ownership of Take 1. The loan was extended as a working capital loan to finance the expansion of Take 1's business in Europe and North America.

LOAN TO PACIFICNET GAMES

PacGames is an affiliated company that is 45% owned by PacificNet as of September 30, 2006. A loan of approximately $128,000 is outstanding as of September 30, 2006 and is due and payable on July 31, 2007. Payment is due in equal monthly installments of approximately $11,752 which include principal repayments and an implied interest rate of 10%.

LOAN TO YUESHEN'S SHAREHOLDER

As of September 30, 2006, there was a $1,249,000 loan receivable due from the shareholder of Yueshen, a subsidiary of the Company. The purpose of the loan was to repay the working capital loan owed by the predecessor of Yueshen prior to PacificNet's acquisition, and to finance Yueshen shareholder's other projects. This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen.

The Company has been experiencing difficulty recovering the loan receivable due from Yueshen’s shareholder. Specifically, the Company and the shareholder disagree over the outstanding balance owed and are in ongoing discussions about recovering the loan amount. As the Company still believes that it has a high probability of recovering the debt, it has continued to record the amount of the loan receivable at the full historical cost. Nevertheless, the Company will continue to closely monitor the repayment of the loan.

LOAN TO SOLUTEK'S DIRECTOR

As of September 30, 2006, there was a loan outstanding of $192,000 receivable from a director of Soluteck, payable in three equal installments of $72,314 each, which includes principal plus interest, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet's shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO A COMPANY OWNED BY A SHAREHOLDER OF LION ZONE (CHINAGOHI)

As of September 30, 2006, a loan of $2,284,000 was receivable from a company owned by a shareholder of Lion Zone (ChinaGoHi). The loan is collateralized with this company’s real estate.

LOAN PAYABLE TO RELATED PARTY

As of September 30, 2006, a loan of $373,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purposes. The loan is due on August 4, 2010. Interest being charged per annum is at Hong Kong Prime lending rate, which was approximately 6.5% per annum in 2005 and 8% in 2006.

10. COMMITMENTS AND CONTINGENCIES

Operating leases. The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2006 Q3 amounted to $332,000 (2005 Q3: $136,000). Future minimum lease payments under non-cancelable operating leases are $463,000 for Oct. 2006 through Sep. 2007 and $312,000 for Oct. 2007 through Sep. 2012.

Restricted Cash- The Company has a $232,000 pledged bank deposit for Epro which represents overdraft protections with certain financial institutions.

Bank Line of Credit As of September 30, 2006, the Company’s outstanding bank lines of credit were as follows:

(i)
Epro has an overdraft banking facility with certain major financial institutions in the aggregate amount of $949,000, which is secured by a pledge of its fixed deposits of $232,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier.

(ii)
Smartime has an overdraft banking facility with a large Hong Kong bank in the aggregate amount of $133,000. This overdraft facility is personally pledged by the deposit account of a director of Smartime.

Minimum Stated Capital Requirements. Guangzhou Dianxun Co, Limited (DE) ("Dianxun"), a subsidiary of the Group, is carrying on business as a telecommunication value-added service provider in the People's Republic of China ("PRC"). Initially, Dianxun obtained a certificate (the "Certificate") from PRC authorities to transact business in accordance with PRC Telecommunication Rules which require that all telecommunication value-added service providers n conduct business if the Certificate is granted, and if the Company maintains a minimum capital requirement of at least RMB10,000,000.

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

Dianxun's contribution to consolidated revenues and net earnings for 2006 was approximately 0.17% and -23% respectively. Pursuant to a request by the PRC authorities, PacificNet agreed to loan Clickcom the remaining balance of the registration capital to provide the stated capital in accordance with PRC laws.

Bank Loans. Bank loans represent the following at September 30, 2006:

Secured [1]	$1,200,000
Unsecured	1,228,000
Less: current portion	992,000
Non current portion	$1,436,000

Bank Loans are generated by two of the Company's subsidiaries. One of the subsidiaries is Pacificnet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC, primarily engaged in the business of providing call center and customer relationship management (CRM) services as well as other business outsourcing services.

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $232,000 of a subsidiary of the Company.

(Aggregate future maturities of borrowing for the next five years are as follows: Oct. 2006 to Sep. 2007: $944,000, Oct. 2007 to Sep. 2008: $247,000 and Oct. 2008 to Sep. 2009: $190,000, thereafter: none.)

The remaining bank loans of $1,047,000 are generated by PacificNet Inc. relating to a fixed asset bought during the first quarter with total cost of $1,648,000. The repayment of the bank loan was $56,000. (Aggregate future maturities of borrowing for the following period are as follows: Less than 1 year: $48,000, 1-5 year: $223,000 and after 5 years: $776,000)

Capital Lease Obligations. The Company leases various equipments under capital leases expiring in various years through 2008. Aggregate minimum future lease payments under capital leases for each of the next five years are as follows:

(2006: $133,000; 2007: $95,000; 2008: $53,000, and thereafter: none.)

Liquidated damages: Refer to Note 7 re the details behind the liquidating damages commitment for the Company.

11. OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2006 (in thousands):

September 30, 2006 $ (in thousands)
Deposit	$1,814
Prepayment	1,274
Other receivables	5,377
Prepaid Expense	376
Provision for Bad Debt	(59)
Total	$8,782

12. INVENTORY

Inventories of approximately $2 million consist primarily of finished goods and represent telecommunication products such as mobile phone, rechargeable phone cards, smart chip, and interactive voice response cards and are accounted for using the first-in, first out (FIFO) method. Most inventories are held by the Company’s Linkhead subsidiary.

In the beginning of the third quarter of 2006, the Chinese government announced that it would implement several new policies regarding mobile phone value-added service providers effective July 10, 2006. These policies include a “double confirmation” policy and the requirement that value-added service providers provide one-month trial subscriptions. By requiring that mobile phone customers “double-confirm” their intention to purchase services, and by requiring free subscriptions, the Chinese government has negatively affected value-added service providers.

Since the Company sells hardware to value-added service providers that have been negatively affected by the new mobile phone policies, during the three months ended September 30, 2006, we recorded an adjustment to inventory of $486,000. The write down was considered prudent after an assessment by the Company’s internal control team determined that the inventory was considered not readily saleable as a result of the recent government policy restrictions.

Although the Chinese government appeared to lessen restrictions by the end of the third quarter, the effect of lesser demand already necessitated a write-down of inventory.

13. INCOME TAXES

The Company is registered in the state of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating loss for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2006. Accordingly, the Company has no net deferred tax assets as of September 30, 2006.

14. SUBSEQUENT EVENTS

Stock Option Exercise

On October 1, 2006, PacificNet issued 25,000 shares of common stock as a result of stock option exercise in accordance to PacificNet’s stock option plan.

Allink Hong Kong Limited

On August 11, 2006, PacificNet’s wholly owned subsidiary PacificNet Communications Limited (“PacCom”) agreed to the acquisition of 80% of Allink Hong Kong Limited (Allink, Chinese name “瘺瑑濦晧港有榰公司”), a leading provider of security and surveillance technology and services based in the Hong Kong Special Administrative Region of China, through the issuance of 200,000 restricted shares of PacificNet Inc. If the transaction is completed, PacificNet Inc. will own 80% of Allink. Under the purchase agreement, Allink has committed to generate an annual profit of HKD$3,000,000 (approx USD$385,000) and will provide for an adjustment to the purchase price if the Allink does not achieve an annual net profit of HKD$3,000,000. Allink operates one of the leading CCTV communication and security surveillance technology and services provider utilizing extra low voltage technology for property management companies in Hong Kong and Macau, China. The transaction was originally expected to be completed in the third quarter of 2006, however since the necessary due diligence has not been completed, the Company has been unable to consummate the merger.

The consideration to be paid follows:

(1)	The purchase consideration for 80% of the equity interest of the Company is payable entirely (100%) in restricted shares of PACT, equivalent to 200,000 restricted PACT shares.

(2)	The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005, AS AMENDED.

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

In the beginning of the third quarter of 2006, the Chinese government announced that it would implement several new policies regarding mobile phone value-added service providers effective from July 10, 2006. These policies include a “double confirmation” policy and the requirement that value-added service providers provide one-month trial subscriptions. By requiring that mobile phone customers “double-confirm” their intention to purchase services, and by requiring free subscriptions, the Chinese government has negatively affected value-added service providers.

Since the Company does business with several value-added service providers that have been negatively affected by the new mobile phone policies, during the three months ended September 30, 2006, the Company decided to incur a bad debt charge of approximately $657,000. This amount is listed as a separate line item in the consolidated statement of operations. The write down was considered prudent after an assessment by the Company’s internal control team that several customer accounts may be uncollectible as a result of Chinese government pressure on value-added service providers.

Although the Chinese government appeared to lessen restrictions by the end of the third quarter, the negative affect on the ability of certain of the Company’s customers to pay on accounts receivable already necessitated a provision for uncollectible accounts.

Inventory

Our inventory purchases and commitments are made in order to build inventory to meet forecasted demand for our products. We perform a detailed assessment of inventory for each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates. In the event we were unable to sell our products, the demand for our products diminished, and/or other competitors offered similar or better products, we would be forced to record an adjustment to inventory for impairment or obsolescence to reflect inventory at net realizable value. The accounting effect of this entry would be a charge to earnings, thereby reducing our net earnings.

In the beginning of the third quarter of 2006, the Chinese government announced that it would implement several new policies regarding mobile phone value-added service providers effective July 10, 2006. These policies include a “double confirmation” policy and the requirement that value-added service providers provide one-month trial subscriptions. By requiring that mobile phone customers “double-confirm” their intention to purchase services, and by requiring free subscriptions, the Chinese government has negatively affected value-added service providers.

Since the Company sells hardware to value-added service providers that have been negatively affected by the new mobile phone policies, during the three months ended September 30, 2006, we recorded an adjustment to inventory of $486,000. The write down was considered prudent after an assessment by the Company’s internal control team determined that the inventory was considered not readily saleable as a result of the recent government policy restrictions.

Although the Chinese government appeared to lessen restrictions by the end of the third quarter, the effect of lesser demand already necessitated a write-down of inventory.

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

The fair value of these derivative instruments, as determined by applying the Black-Scholes valuation model, is adjusted quarterly. The Black-Scholes valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Additionally, although the Black-Scholes model meets the requirements of SFAS 133, the fair values generated by the model may not be indicative of the actual fair values as our derivative instruments have characteristics significantly different from traded options. Accordingly, the results obtained could be significantly different if other assumptions were used. The effect of this entry would be a charge to net earnings, thereby either increasing or reducing our net earnings based upon the assumptions used and the results obtained.

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

PacificNet Inc. is a leading provider of CRM and telecom services, ecommerce and gaming technology in China. We were incorporated in the state of Delaware in 1987. Our business consists of three groups, all of which operate within the outsourcing and telecommunications industries in Asia, primarily greater China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), Macau Special Administrative Region, and Taiwan and one group that focuses on primarily administrative and corporate related matters. Through our subsidiaries we provide outsourcing services, telecom (VAS) services, and products (telecom & gaming) services. Our business process outsourcing (BPO) services include call centers providing customer relationship management (CRM) and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems, and VOIP, as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). In 2004, we commenced our communication products distribution service, through wholesale and, to a lesser extent, retail sale and distribution of mobile phones, software and hardware, mobile accessories, and calling cards in Hong Kong and China. In 2005, we invested Take1Technologies (Cheer Era), a company that designs, manufactures, and distributes multimedia interactive self-service kiosks, bingo and gaming machines for the casino and slot machine operators Europe and Asia.
In 2006, we invested in PacificNet Games Limited (PacGames), a leading provider of Asian multi-player electronic gaming machines, gaming technology solutions and gaming related maintenance, IT and distribution services for the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets. Macau is expected to surpass Las Vegas in total revenues by 2006. Currently, table games make up the bulk of Macau casino revenues, which is in sharp contrast to other areas such as Las Vegas. PacGames is a leading developer of electronic versions of these popular table games which are less expensive to run resulting in higher casino profits with great appeal to the mass market players. Further, the growing market in Macau is for Asian table games such as Baccarat, Roulette, Fan Tan, Fish-Prawn-Crab and Sic-Bo Cussec as these games have wider acceptance in the Asian market than Western games such as poker or slots. The development, manufacturing, maintenance, and service of electronic Asian table games are underserved areas which are predicted to grow considerably as Macau's gaming market matures. PacGames products include multi-play electronic gaming machines such as Baccarat, Fish-Prawn-Crab, Sib-Bo Cussec, Roulette, and Video Lottery Terminals (VLT) such as Keno and Bingo, as well as other traditional slot machines. We intend to continue to grow our business by acquiring and managing growing technology and network communications businesses with established products and customers in Asia.

Our business process outsourcing services generate revenue from call center services, call center management software sales, and training and consulting. We invoice our call center clients monthly at per seat monthly rates, a base price plus commission per call, or a per hour charge rate, depending on the client's preference. Our call center software clients pay per license, for which there is usually a one-time charge on sale of the software and annual maintenance fees for service. We charge per project for our consulting and training services and for our telecom VAS, which are invoiced throughout the project. Our telecom VAS often includes a post-sale service contract for systems integration and consulting services for which we bill separately. Our communication products such as calling cards, kiosks and cell phones are sold cash-on-delivery. Our gaming center operations generate revenue through the sale of gaming machines to casinos, or through resellers who sell to casinos. Currently we do not consolidate gaming operations as we do not currently hold a controlling interest in the gaming operations, but a 45% interest.

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

PacificNet's operations include the following four groups:

(1) Outsourcing Services: including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services.
(2) Telecom Value-added Services: including Content Providing (CP), Interactive Voice Response (IVR), Platform Providing (PP) and Service Providing (SP).
(3) Products (Telecom & Gaming): including communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited, iMobile, Allink, Take1 and PacificNet Games. PacificNet Games Limited (PacGames) is a leading developer of Asian electronic gaming machines, multi-player electronic gaming technology solutions and gaming related maintenance, IT, and distribution services for the leading hotel and casino operators based in the Macau and other Asian gaming markets.
(4) Other Business: including internal administrative matters, other related corporate items, and other business such as PacificNet Power. PacifiNet Power Limited (PacPower) has enjoyed significant growth beginning in late 2005 and early 2006. PacPower was founded in Hong Kong on January 10, 2005 as a subsidiary of PacificNet Limited with 51% ownership by PacificNet. Headquartered in Hong Kong, PacPower invests in, develops, markets, distributes, resells, and manufactures energy saving products for use in commercial, residential and industrial settings. PacPower also engages in energy management services (EMS), energy savings consultation, analysis and solutions implementation, outsourcing energy management services, energy savings performance contract (ESPC). PacPower’s energy management services include electrical power management for lighting, air conditioning, elevators and escalators, buildings and roads, and energy related engineering services.
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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated income statement data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006 (%)	2005 (%)	2006 (%)	2005 (%)
Revenues	100	100	100	100
Cost of Revenues	(80.7)	(80.1)	(70.6)	(79.8)
Gross Margin	19.3	19.9	29.4	20.2
Selling, general and administrative expense	(19.3)	(9.1)	(21.1)	(10.0)
Earnings / (Loss) from operations	(13.9)	(7.9)	3.0	8.7
Earnings / (Loss) before income taxes, minority interest and discontinued operations	(12.5)	(10.9)	4.7	11.0
NET EARNINGS / (LOSS)	(8.7)	5.5	1.3	5.0

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. Revenues for the three and nine months ended September 30, 2006 were $12,875,000 and $47,239,000, an increase of 17% and 45% from $11,047,000 and $32,539,000 for the three and nine months ended September 30, 2005, respectively. During the third quarter and first nine months of 2006, revenues of $3,733,000, $2,350,000, $6,411,000 and $10,312,000, $14,907,000, $18,262,000 were derived from the services rendered by the Company's three operating units: Outsourcing Services, Telecom Value-Added Services, and Products (Telecom & Gaming), respectively. The revenues in product sales during the third quarter of 2006 increased by 21% and 37% compared to the same periods of 2005. The revenues in services sales during the third quarter of 2006 increased by 11% and 56% compared to the same periods of 2005.

The increase in revenue was mainly due to the following:

(1)
Outsourcing services: The year-over-year increase in outsourcing services for the three and nine months ended September 30, 2006 was primarily due to 44% and 30% growth in Epro compared to the same period in 2005. During the first nine months of 2006, the outsourcing contract center in Hong Kong was at nearly full utilization. Driven by strong gains in outbound services, insourcing services and facilities management services, Epro recorded double digit gains in revenue. As salaries continue to rise in Hong Kong and China, companies are under greater pressure to manage their labor costs. Outsourcing has become an attractive tool for companies in the region to manage these costs. Additionally, the Company signed deals with several new clients, including a deal to provide customer service operation management training for NanJing Airlines. The McDonalds Corporation selected the Company to provide web-based quality management services and supplier quality management services.

(2)
Separately, stricter guidelines established by the China Securities Regulatory Commission (CSRC) led to a decrease in the Company’s ability to market its investment consulting services to retail audiences, which resulted in revenue underperformance. Nevertheless, although barriers remain on marketing through television, the Company has successfully expanded its use of stored-value cards to maintain its market position. Due to its large and loyal retail following, the Company believes it can work through the current regulatory environment. Additionally, the Company has shifted its marketing emphasis to the internet and to magazines.

(3)
Products (Telecom & Gaming): iMobile added approximately $863,000 and $1,326,000, or accounted for 13% and 7% in this segments revenues for the three and nine months ended September 30, 2006, respectively, in which its major business included internet sales of mobile phone and accessories. The revenues from the sales of Motorola and Nokia contributed 95% of iMobile’s total revenues during the third quarter of 2006. The Company’s 18900.com website has now become one of the leading Internet e-commerce distributor of mobile products in China, covering 1,572 cities throughout the nation. Additionally, during the third quarter, PacificNet iMobile entered into a new agreement with Motorola to become a designated after-sales service provider for Motorola’s mobile products and accessories in China.

Continued strength in the Company’s Hong Kong mobile phone wholesaler subsidiary drove sales gains. The Company believes its Hong Kong mobile phone wholesale subsidiary is now one of the top five largest wholesalers of mobile phones in Hong Kong, and its position has attracted numerous overseas wholesale buyers.

(4)
The remaining incremental revenues for the three and nine months ended September 30, 2006 as compared to respective period was derived from organic growth from existing subsidiaries, such as PacPower ($176,000 and $2,650,000) and PacificNet Limited ($124,000 and $949,000).

Acquisitions during the first nine month of 2006 expanded PacificNet’s position as a leading provider of e-commerce, customer services and CRM in China's mobile distribution market, and increased our e-commerce and VAS revenues and our nationwide CRM service coverage. Several of our businesses experienced fluctuations in quarterly performance.

Summarized financial information concerning each of our main operating units is set forth in the following table. The "Other Business" column included our other insignificant subsidiaries and corporate related items.

FOR THE THREE MONTHS ENDED

	Group 1 Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3 Products (Telecom & Gaming)	Group 4 Other Business	TOTAL
SEPTEMBER 30, 2006	($)	($)	($)	($)	($)
Revenues	3,733,000	2,350,000	6,411,000	381,000	12,875,000
Earnings / (Loss) from Operations	113,000	(833,000)	(191,000)	(881,000)	(1,792,000)

FOR THE NINE MONTHS ENDED

			Group 3
	Group 1	Group 2	Products	Group 4
	Outsourcing Services	Telecom Value-Added Services	(Telecom & Gaming)	Other Business	TOTAL
SEPTEMBER 30, 2006	($)	($)	($)	($)	($)
Revenues	10,312,000	14,907,000	18,262,000	3,758,000	47,239,000
Earnings / (Loss) from Operations	515,000	2,011,000	74,000	(1,163,000)	1,437,000

COST OF REVENUES. Cost of revenues for the three and nine months ended September 30, 2006 was $10,392,000 and $33,352,000, an increase of 17% and 28% from $8,852,000 and $25,979,000 for the three and nine months ended September 30, 2005, respectively. The cost of revenues in services sales for the three and nine months ended September 30, 2006 increased by 8% and 14%, respectively, and  cost of revenues in product sales for the three and nine months ended September 30, 2006 increased by 23% and 36%, respectively, in each case compared with the respective period in 2005. The increase is directly associated with the corresponding increase in revenues. In comparison to the same period last year, the majority of the costs associated with revenues were from Shanghai Classic, PacCom and Epro. Cost of goods sold increased as sales at the Company’s mobile phone subsidiaries increased.

GROSS PROFIT. Gross profit for the three and nine months ended September 30, 2006 was $2,483,000 and $13,887,000, a significant increase of 13% and 112% as compared to $2,195,000 and $6,560,000 for the three and nine months ended September 30, 2005, respectively. Gross margin was 19% and 29% of total revenues for the three and nine months ended September 30, 2006, compared to 20% and 20% for the three and nine months ended September 30, 2005, respectively. As explained above, the improvement in gross margin for three and nine months periods from the prior periods was primarily due to increased contributions from higher margin subsidiaries. As a result of the shift in operations, we had lower revenue and higher than normal profit margin for project outsourcing during the three and nine months ended September 30, 2006. We believe that our overall gross margins approximate the industry standards and we expect our gross margin percentage to increase gradually as a result of cost reduction and greater efficiencies in our utilization of assets.

As part of its strategy of shifting to higher-margin businesses, the Company is increasingly focusing on the gaming businesses. Gross profit margins from the company’s new PacGames subsidiary are currently more than 50%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $2,482,000 and $9,982,000 for the three and nine months ended September 30, 2006, an increase of 147% and 206% from $1,004,000 and $3,261,000 for the three and nine months ended September 30, 2005, respectively. Selling, general and administrative expenses consist primarily of staff salaries, rent, insurance and traveling costs. The year-over-year increase in total general and administrative expenses during the three and nine months ended September 30, 2006 was mainly due to the increase in staff costs as well as rent and electricity expenses for the expansion of its call center (Epro accounted for 11% of total selling, general and administrative expenses). The marketing expenses and staff cost from the new 3G service and Wanrong’s services also significantly affected the total expenses during the third quarter of 2006 accounting for approximately 9% of the total selling, general and administrative expenses. Additionally, Linkhead accounted for 9% of the total selling, general and administrative expenses.

The significant increase for general and administrative expenses from PacificNet Inc. year-over-year for the first nine months of 2006 was also partly due to $120,043 of vesting option expense for compensation cost amortization, $92,740 amortization cost from $8 million convertible debt issuance cost (3 years amortization) and depreciation cost from Beijing Time court (USD1.6m depreciated through 40 years). Additionally, there is approximately $127,532 financial expense for PacificNet Inc. Such expense consists of (1) convertible debt interest, in which 5% is prepaid interest expense, $100,000 is expensed in Q3 2006 and the following three quarters (Q4 2006 and Q1 2007); and (2) the bank loan interest for Beijing Time Court ($14,347) in which the total amount of its bank loan is $1,082,000.

EARNINGS/ (LOSS) FROM OPERATIONS. On a year-over-year basis, loss from operations decreased 304% and 49% for the three months and nine months ended September 30, 2006, respectively. Operating earnings/(loss) of $113,000, $(833,000), and $(191,000) for the three months ended September 30, 2006 were generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Telecom Value-Added Services, and (3) Products (Telecom & Gaming) Services, respectively. This compares to operating earnings/(loss) of $217,000, $824,000 and $172,000 for the three months ended September 30, 2005, respectively. Various factors affected operating earnings during the third quarter of 2006, including increased capital expenditures resulting in greater non-cash charges such as depreciation and amortization expenses. As the Company expanded its call center sites in Hong Kong, amortization and depreciation expenses related to the new leasehold improvement, furniture & fixtures, computer equipment and software incurred in the first nine months of 2006 also increased. The increase in fixed assets also included a recorder monitor system, DVCAM, computer equipment. We continued to shift our business from our traditional lower-margin distribution business (B2B services) to higher margin value-added telecom services and B2C e-commerce. We believe that the Company has made substantial progress in a relatively short period of time which has been demonstrated by our increase in both gross and operating margins in the third quarter. Furthermore, the acquisition of majority interests in both iMobile and Guangzhou Wanrong during the first quarter enhanced our position in the rapidly growing B2C market in China.

INCOME TAXES. Income tax provision was $(119,000) and $(319,000) for the three and nine months ended September 30, 2006, as compared to $13,000 and $(51,000) for the three and nine months ended September 30, 2005. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available. We expect our income taxes to increase as our net earnings increase and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS. Minority interests for the three and nine months ended September 30, 2006 totaled $529,000 and $(1,405,000) compared with $(612,000) and $(1,916,000) for the same period in the prior year, representing outside ownership interests in subsidiaries that is consolidated with the parent for financial reporting purposes.

NET EARNINGS / (LOSS). Overall net loss year-over-year increased 282% and 62% during the three and nine months ended September 30, 2006, respectively. The Company’s results for the nine months ended September 30, 2006 included a total of $2,400,000 in non-cash expenses, including depreciation and amortization expense of $994,000 and $179,000 non-cash stock-based compensation expense recognized during 2006 as a result of the implementation of SFAS 123(R), which we adopted effective on January 1, 2006, The Company’s quarterly results also included a total of $1,341,000 in non-cash expenses, including depreciation and amortization expense of $388,000. Each of our subsidiaries and investments, including Epro, Smartime, Guangzhou 3G, Clickcom, ChinaGoHi, iMobile, PacificNet Communications, PacificNet Limited and PacificNet Power were profitable.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND CASH EQUIVALENTS.

As of September 30, 2006, cash and cash equivalents were $7,439,000, compared to $9,579,000 at December 31, 2005 as a result of the decrease of cash and cash equivalents of more than $2.3million for Lion Zone. The significant reduction for Lion Zone was primarily attributed to a loan to a related party of approximately $2.3million, acquisition of property and equipment, and taxes paid. The loan for Lion Zone is a related party advance with no fixed maturity date and captioned under “Loans receivable from related Parties” in the consolidated balance sheet.

WORKING CAPITAL.

The Company’s working capital increased to $28,106,000 at September 30, 2006, as compared to $20,510,000 at December 31, 2005. When compared to balances at December 31, 2005, an increase of 37.04% in working capital at September 30, 2006 was primarily due to the increases in current assets and the decrease in current liabilities accounts. The increase of current assets was mainly the result of significant increase in accounts receivable which was attributable to our existing subsidiaries and a significant increase in loan receivable from related parties. The decrease of current liabilities was primarily due to the decrease of accrual expense and other payable. The increase of accounts receivable at September 30, 2006 was mainly driven from the increase of $2,020,000 from PacPower (due to the revenues from Light Eco and Pure Air projects), the increase of $2,224,000 from PacCom, and the increase of $523,000 from Epro.

NET CASH FROM OPERATING ACTIVITIES.

Net cash (used in) operating activities was $(6,416,000) for the nine months ended September 30, 2006 as compared to net cash provided by operating activities of $133,000 for the nine months ended September 30, 2005. Net cash used in operating activities in the nine months ended September 30, 2006 was primarily due to net earnings of $604,000 offset by noncash items such as minority interest of $1,405,000, depreciation and amortization of $1,173,000, decrease in charge in fair value of derivatives of 1,212,000, provision for allowance for doubtful accounts of $657,000, inventory write down of $486,000, equity profit of associated company of $129,000, provision for income tax of $(183,000), amortization of interest discount of $307,000, and liquidated damages expense of $800,000 offset by a net decrease in working capital items of $10,444,000. The decrease in working capital was mainly due to a decrease in accounts receivable and other current assets of $8,281,000 and a decrease in inventories of $572,000 which mainly resulted from higher revenues and a net decrease in account payables and accrued expenses of $1,591,000 which was primarily due to the decrease in accrued expenses and income tax payable.

NET CASH FROM INVESTING ACTIVITIES.

Net cash used in investing activities was $(4,811,000) for the nine months ended September 30, 2006 compared to $(3,250,000) for the comparative prior period. Net cash used in investing activities in the nine months ended September 30, 2006 was primarily due to the acquisition of property and equipment from the company, PACT strategic and PACT Limited totaling $(3,806,000), and a decrease in acquisition of subsidiaries and affiliated companies of $419,000, offset by the release of the restricted cash of $1,420,000, an increase of $353,000 for loan receivables from third parties and an decrease of $2,359,000 for loan receivables from related parties.

NET CASH FROM FINANCING ACTIVITIES.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $8,805,000, which was mainly due to the proceeds from issuance of convertible debenture of $7,500,000 and the exercise of the share options and warrants of $174,000, an increase in bank loan of $1,152,000 and an increase in loans payable to related party of $4,000 and repurchase of treasury shares of $(124,000), an increase in amount borrowed under capital lease obligations of $77,000 and bank line of credit of $22,000. Net cash provided by financing activities for the nine months ended September 30, 2005 was $1,521,000 which was primarily a result of an increase in proceeds from exercise of stock options and warrants of $981,000, increase in loans from related party of $513,000, and an increase in amount borrowed under capital lease obligations of $29,000.

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

CONTRACTUAL OBLIGATIONS

The Company has convertible debt which obligates the Company to file a registration statement with respect to the shares issuable under the convertible debt note. Due to various factors, as of September 30, 2006, the Company had filed the registration statement, but it has not gone effective. Accordingly, the terms of the convertible note obligate the Company to pay liquidated damages to the convertible debenture investors at the rate of 2% of the principal amount of the convertible per month, or $160,000. As of September 30, 2006, the Company has determined to accrue five months of liquidated damages or approximately $800,000, although it is possible that the Company may not ultimately need to pay the full amount of liquidated damages. The amount has been reflected in the consolidated financial statements as a separate line item on the consolidated balance sheet as “liquidated damages liability” and as a separate line item on the consolidated statement of operations as “liquidated damages expense”.

We have significant cash resources to meet our contractual obligations as of September 30, 2006, as detailed below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$1,082,000	$1,082,000	0	0
Bank Loans	$2,428,000	$992,000	$470,000	$966,000
Operating leases	$775,000	$463,000	$312,000	0
Capital leases	$281,000	$133,000	$148,000	0
Total cash contractual obligations	$4,566,000	$2,670,000	$930,000	$966,000

CONCENTRATION OF CREDIT RISK

All of the Company's revenues are derived in Asia and Greater China. The Company does not have any single customer that accounts for more than 10% of its revenues or 10% of its purchases. If the Company was unable to derive any revenue from Asia and Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company. The economic environment in China can often involve dealing with arbitrary regulations, especially with regard to the telecommunications sector.. With this exception, the Company does not expect any material adverse impact to its business, financial condition and results of operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and Interim CFO, as of end of the period covered by this report of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation the CEO and CFO concluded that as of September 30, 2006, the Company's disclosure controls and procedures contained significant deficiencies and material weaknesses. Also, as previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 Form 10-KSB") and as of the end of the period covered by this report, significant deficiencies and material weaknesses with respect to the Company's internal controls over financial reporting were identified and communicated to us by our independent auditors.

The Company implemented remediation initiatives and interim measures beginning in the second quarter and continues to implement such initiatives.

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

Management’s Remediation Initiatives and Interim Measures

Management continues to reviewe and implement changes to the overall design of the Company's control environment, which includes formalizing the roles, duties and responsibilities of each functional group within the organization and putting in place a process by which each subsidiary's accounting staff must report and communicate required financial disclosures to the Company's primary accounting groups for review and oversight, as well as new procedures to monitor internal controls over financial reporting, which the CEO and Interim CFO believe will greatly improve the current process.

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

Remediation Initiatives

As indicated in the Company’s 10-K filed on April 28, 2006, PacificNet has greatly expanded its Finance and Accounting staff in China in the last six months. In January, the Company promoted Mary Ma to the new position of Vice President of Finance for China operations, a position which will be permanently stationed in China. Ms. Ma has the prior business experience required to act in a supervisory capacity for the Company, including experience with Chinese Accounting Standards, IAS and US GAAP, corporate finance, finance analysis and operation. Ms. Ma. with assistance from other senior members of the financial staff, have reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company. In May 2006, the Company announced the resignation of Mr. ShaoJian Wang as the CFO effective May 26, 2006, as a result of this new position at Hurray! Holding Co. Ltd. (Nasdaq:HRAY) as their President and Chief Operating Operator. Mr. Wang has remained as a director of PacificNet. In September 2006, the Company announced the hiring of its new CFO, Mr. Joseph Levinson, a former manager at Deloitte and Touche in New York.

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

Remediation Initiatives

Utilization of Computerized Automated Controls:

Beginning in the third quarter of 2005, the Company started to deploy a company-wide unified financial accounting system using the Kingdee K/3 Financial Accounting & ERP Software, provided by Kingdee International Software Group Company Limited (www.Kingdee.com), one of the top two financial accounting and ERP system providers in China. From Q3 2005 through Q1 2006, the Company rolled out and successfully implemented the Kingdee K/3 Software for all its wholly owned subsidiaries. In the second quarter of 2006, the Company rolled out the Kingdee K/3 Software for its other partially owned subsidiaries and joint ventures in China.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and in Part II, Item IA Risk Factors in our Amendment to Quarterly Report on Form 10-Q for the period ended June 30, 2006 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB and the Amendment to our Quarterly Report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT

NUMBER	DESCRIPTION

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (Principal Financial Officer)

32.1	18 U.S.C. Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

Date: November 17, 2006	By:	/s/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2006	By:	/s/ Joseph Levinson
Joseph Levinson Chief Financial Officer (Principal Financial Officer)