Form 10KSB/A
period 2005-12-31
PACIFICNET INC
filed 2007-04-04
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB/A#2

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

Explanatory Note:

This Annual Report on Form 10-KSB/A (“Form 10-KSB”) is being filed as Amendment No. 2 to our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC") on April 28, 2006 and amended on November 3, 2006. We are amending and restating the following specific items in this Amendment No. 2:

(i)
Part II. Item 7. Financial Statements - to remove the audit report of Clancy and Co., P.L.L.C., and to include the following legend on the Company's financial statements "The financial statements of PacificNet and Subsidiaries for the fiscal years ended December 31, 2005 and 2004 are unaudited."

(ii)	Part II. Item 8A. Controls and Procedures - to disclose that our disclosure controls and procedures are not effective.

(iii)	Part III. Item 9. Directors, Executive Officer, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act to update officer information for our recently appointed CFO.

(iv)
Part III. Item 13. Exhibits and Reports on Form 8-k- to reflect inclusion of updated officer certifications in Exhibits 31 and 32 for this Amendment No. 2, and to remove the incorrect reference to the filing of Exhibit 23.1 to the Form 10-KSB/A.

PacificNet is currently in the process of evaluating the reasons for the withdrawal of the audit reports by its previous independent auditor, Clancy & Co. P.L.L.C., for the years ended December 31, 2005 and 2004, and determining how quickly it can obtain the reinstatement of such audit reports or new audit reports regarding such years from its current independent public auditors, Kabani & Company, Inc. The audit committee of the Company is aware of the issues raised and is conducting an internal investigation of certain of PacificNet’s option grant practices for the years 2003, 2004 and 2005 and expects that the results of that investigation will influence the resolution of the larger issues of the audit report. Pending the results of the internal investigation, a determination will be made as to whether a restatement of our financial statements for the years ended December 31, 2003, 2004 and 2005 will be required.

PART II
ITEM 7. FINANCIAL STATEMENTS	3
ITEM 8A. CONTROLS AND PROCEDURES	3

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	4
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.	9

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

PART II

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

Clancy and Co., P.L.L.C. ("Clancy"), our previous independent auditors, informed the Board of Directors on April 27, 2006, of several "significant deficiencies" that collectively constituted a "material weakness" in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of April 4, 2007:

Name	Age	Title
Tony Tong	38	Chairman and Chief Executive Officer
Victor Tong	35	President, Secretary, and Director
Daniel Lui	43	Chief Financial Officer
Shaojian (Sean) Wang	41	Director
Peter Wang	51	Independent Director (1)(3)
Michael Ha	36	Independent Director (2)(3)
Jeremy Goodwin	33	Independent Director (1)(3)
Tao Jin	38	Independent Director (1)(2)(3)
Mary Ma	35	Vice President of Finance and Chief Financial Officer for ChinaGoHi Subsidiary
Wenming Wang	44	President of ChinaGoHi Operation
Jingjin Wu	46	Vice President of ChinaGoHi & DRTV Operations
David Lin	39	Vice President of Investment Management
Victor Choy	37	Vice President, Mobile Distribution Services
Brian Lin	41	Vice President, Northern China
Fei Sun	40	Vice President, Southern China
Philip Cheng	42	Vice General Manager
Jack Ou	39	Vice General Manager, Southern China
Mike Fei	38	Company Secretary and General Counsel
Star Mu	37	Regional Manager, Northern China
Shannon Lee	29	Vice President of Investment
Jacob Lakhany	29	Director of Investor Relations and Public Relations
Super Yongchao Wang	32	Vice President of Value Added Services
Telly Wai-Hon Wong	44	Vice President of Call Center Services
Carol Men-Yee Chang	43	Vice President & COO of Call Center Operations
Joyce Mei-Wei Poon	40	Vice President of CRM Services
Fiona Yee-Chong Cheuk	31	Marketing and PR Manager, CRM & Call Center Services

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

MR. DANIEL LUI, age 43, joined PacificNet as Chief Financial Officer in March 1, 2007. Mr. Lui has over 17 years of professional and commercial accounting experience, 7 years of which was in Mainland China He carries the credentials of Chartered Accountant (Alberta, Canada) and CPA-inactive (Washington, USA). He was the Vice President of Finance and Company Secretary of Fiberxon Inc., a leading communications subsystem maker, where he was in charge of Fiberxon’s Finance, Company Secretarial, and Information Technology departments. Prior to joining Fiberxon, Mr. Lui was the Chief Financial Officer of China Motion NetCom Ltd., a wholly owned subsidiary of China Motion Telecom International Limited, a Hong Kong Exchange listed company.  Prior to that, Mr. Lui was Financial Advisory Services Manager of PricewaterhouseCoopers and an auditor at KPMG. Mr. Lui received his Bachelors of Business Administration degree from the University of Hawaii at Manoa and Masters of Business Administration from University of Alberta in Canada.

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

MR. PETER WANG, age 51, has served on our board as an Independent Director since December 24, 2003. Mr. Wang is currently the Chairman and CEO of China Biopharma, Inc. (www.chinabiopharma.com.cn, OTCBB:CPBC, formerly Techedge Inc.), a fast growing developer, producer and distributor of human vaccine products in China, including human vaccines against influenza, hemorrhagic fever, and Japanese Encephalitis. Mr. Wang was a co-founder of Unitech Telecom (now named UTStarcom, NASDAQ:UTSI). Under his management, UTStarcom created the first digital loop carrier system and installed the first PHS system in China. As an entrepreneur, he has successfully co-founded and built other ventures in the US, including World Communication Group and World PCS, Inc. Mr. Wang has more than 20 years of experience in communication products and services. Mr Wang is Co-Chairman of Business Advisory Council of the National Republican Congressional Committee. In 2004, Mr. Wang received the Outstanding 50 Asian Americans In Business award for his entrepreneurial achievement and technology leadership in the telecommunications industry. Mr. Wang holds a BS. in Math & Computer Science and a M.S. in Electrical Engineering from University of Illinois, as well as an MBA in Marketing from Southeast-Nova University.

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

MR. VICTOR CHOY, age 37, joined PacificNet in 2005 as Vice President of Mobile Distribution Services. From 2003 to present, Mr. Choy is a partner and director of Ora Telecom China, a subsidiary of the Singapore based manufacturer and distributor of original accessories for major brands including Nokia and Motorola, as well as OEM branded Bluetooth products, with sales offices in 12 countries in Asia and Europe. Mr. Choy has over 13 years of telecom experience in HK, China and SE Asia. From 1998 to 2002, Mr. Choy worked as the General Manager of Asia Pacific (APAC) for Avenir Telecom, a listed company from France and a leading mobile distributor, telecom retailer, Internet service provider, and mobile accessory manufacturer in Europe. Mr. Choy helped Avenir Telecom build its APAC business from $0 to annual revenues of US$100 million within 2 years of operation in mobile phone and accessories distribution. In 2000, Mr. Choy expanded the company into China and found Avenir Telecom China Limited in Shenzhen In one year, the Avenir China opened 7 retail outlets in the city of Shenzhen and Guangzhou and also started the distribution of products for China Mobile and China Unicom by signing first level distributorship agreements. At Avenir, Mr. Choy initiated a JV between Cetelec and China Motion, a Hong Kong listed telecom company, to run an customer service center for mobile phones and pagers in Shenzhen. Mr. Choy formed a cooperation with France Telecom's Rapidlink subsidiary, to provide retail and distribution services to China Unicom Guangdong. Mr. Choy received the Bachelor of Science degree in Actuarial Science and Computer Science from University of Toronto in 1992.

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

MS. JOYCE POON, age 40, joined PacificNet in 2003 as part of the Epro acquisition. Ms. Poon is the General Manager of PacificNet Epro responsible for the development and management of CRM consulting and training services in China. Mr. Poon has been with Epro since it’s founding in 1994, serving many key roles in customer service operations and business development. Her most recent role was, and continues to be, in charge of the Company's Training and Consulting Division she formed two years ago. The Division has enjoyed steady growth and has received high praises from some of the largest enterprise clients in China. Ms Poon, General Manager, of PRC Business, holds a MBA Degree in Marketing.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC.(2)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1	Certificate of Incorporation, as amended. (4)
3.2	Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2	Form of Common Stock Warrant issued to each of the purchasers (5)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (12)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (12)
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (12)
4.8	Form of Registration Rights Agreement, dated February 28, 2006 (17)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (8)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (2)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002.(8)
10.7	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)

EXHIBIT NUMBER	DESCRIPTION
10.8	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.10	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.12	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (11)
10.13	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.14	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (16)
10.15	PacificNet Inc. 2005 Stock Option Plan (15)
10.16	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (16)
10.17	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (14)
10.18	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (13)
10.19	Form of Lock-Up Agreement, dated March 13, 2006 (17)
10.20	Form of Voting Agreement, dated March 13, 2006 (17)
14	Code of Ethics (9)
21	List of Subsidiaries (Included in Exhibit 99.1)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
99.1	Corporate structure chart of our corporate and share ownership structure (14)
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc. (7)

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
(17)  Incorporated by reference to the Company's Form 10-KSB/A filed on November 3, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

PACIFICNET INC.
Date: April 4, 2007	BY: /S/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)
Date: April 4, 2007	BY: /S/ DANIEL LUI
Daniel Lui Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TONY TONG Tony Tong	Director, Chairman and CEO	April 4, 2007

/s/ VICTOR TONG Victor Tong	Director, President and Secretary	April 4, 2007

/s/ DANIEL LUI Daniel Lui	Chief Financial Officer	April 4, 2007

/s/ PETER WANG Peter Wang	Director	April 4, 2007

/s/ MICHAEL CHUN HA Michael Chun Ha	Director	April 4, 2007

/s/ TAO JIN Tao Jin	Director	April 4, 2007

/s/ JEREMY GOODWIN Jeremy Goodwin	Director	April 4, 2007

INDEX TO EXHIBITS
EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC.(2)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1	Certificate of Incorporation, as amended. (4)
3.2	Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2	Form of Common Stock Warrant issued to each of the purchasers (5)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (12)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (12)
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (12)
4.8	Form of Registration Rights Agreement, dated February 28, 2006 (17)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (8)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (2)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002. (8)
10.7	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.10	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.12	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (11)
10.13	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.14	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (16)
10.15	PacificNet Inc. 2005 Stock Option Plan (15)
10.16	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (16)
10.17	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (14)
10.18	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (13)
10.19	Form of Lock-Up Agreement, dated March 13, 2006 (17)
10.20	Form of Voting Agreement, dated March 13, 2006 (17)
14	Code of Ethics (9)
21	List of Subsidiaries (Included in Exhibit 99.1)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
99.1	Corporate structure chart of our corporate and share ownership structure (14)
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc. (7)

+ Filed herewith.
(1)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)	Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(3)	Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
(4)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(6)	Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7)	Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10)	Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(12)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006.
(13)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(14)	Incorporated by reference to the Company's Form 10-KSB filed on April 28, 2006.
(15)	Incorporated by reference to the Company's Definitive Proxy Statements filed on November 19, 2004.
(16)	Incorporated by referenced to the Company's Form 10-KSB filed on April 19, 2005.
(17)	Incorporated by reference to the Company's Form 10-KSB/A filed on November 3, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The audit report of Clancy and Co., P.L.L.C. for the fiscal years ended December 2005 and 2004, has been withdrawn effective as of March 16, 2007. As a result of this withdrawal the Company’s Financial Statements for the fiscal years ended 2005 and 2004 are unaudited.

THE FINANCIAL STATEMENTS OF PACIFICNET AND SUBSIDIARIES FOR THE FISCAL YEARS
ENDED DECEMBER 31, 2005 AND 2004 ARE UNAUDITED

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

THE FINANCIAL STATEMENTS OF PACIFICNET AND SUBSIDIARIES FOR THE FISCAL YEARS
ENDED DECEMBER 31, 2005 AND 2004 ARE UNAUDITED

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

THE FINANCIAL STATEMENTS OF PACIFICNET AND SUBSIDIARIES FOR THE FISCAL YEARS
ENDED DECEMBER 31, 2005 AND 2004 ARE UNAUDITED

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

THE FINANCIAL STATEMENTS OF PACIFICNET AND SUBSIDIARIES FOR THE FISCAL YEARS
ENDED DECEMBER 31, 2005 AND 2004 ARE UNAUDITED

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

The following is a summary of all the VIEs of the Company:

o GuangZhou DianXun Company Limited (the "Dianxun-VIE"), a China company controlled through business agreement. Through Dianxun-VIE, a variable interest entity, PacificNet is able to provide indirectly to China's telecom operators, a wide variety of wireless Internet services for mobile phones, such as SMS, Wireless Application Protocol, or WAP, which allows users to access information instantly via handheld wireless devices, and Java mobile applications. The business of the VIE is managed by their original management teams Clickcom VIE is owned by Zhang Ming, CEO 60%, Lai Jinnan, COO 30%, Liu Dong, CTO 10% of the Company. The adjusted registered capital of the VIE is $125,000 (the original registered capital of Dianxun-VIE was approx. US$1.25m but was adjusted down to reflect the fair value of NAV at time of acquisition. (See Note 5) The VIE's board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE. It however has the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE. As at the December 31, 2005, Dianxun-VIE's revenues and net earnings accounted for approximately 1.5% and 5.6% of our consolidated revenues and net earnings before minority interests respectively.

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

The Company applies the criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

EARNINGS PER SHARE (EPS)

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Dilutive earnings per share for 2005 exclude the potential dilutive effect of 473,456 warrants because their impact would be anti-dilutive based on current market prices. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains or losses are charged to the income statement during the period in which the gain or loss is realized Investments classified as available-for-sale securities include marketable equity securities of Unit Trust Funds and are based primarily on quoted market prices at December 31, 2005. The component costs of these securities are summarized as follows: cost of $567,000, gross unrealized losses of $28,000 and estimated fair value of $539,000. The acquisition of marketable securities and unrealized losses on marketable equity securities are recorded on consolidated statements of cash flows.

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

As of December 31, 2004 and 2005, Goodwill of $1,100,585 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes The total amount of goodwill by reportable segment Communications Distribution Business was $1,100,585 (see Note 15).

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

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Smartime acquisition is based on a management's estimates and overall industry experience Immediately after the signing of the definitive agreement, the Company obtained effective control over Smartime. Accordingly, the operating results of Smartime have been consolidated with those of the Company starting September 15, 2004.

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

The details of the acquisition are as follows:

The purchase price for 51% controlling interest is approximately $5.9 million which is payable 29% in cash and 71% in restricted shares of PacificNet The purchase price includes $500,000 cash payable to Guangzhou 3G, and the remaining amount payable to the selling shareholders through the issuance of 522,750 restricted shares of common stock of PacificNet plus $1.18 million cash payable to the sellers upon achievement by Guangzhou 3G of certain quarterly earn-out targets based on net profits. As of December 31, 2005, cash consideration of $1,683,000 and stock consideration of $2,611,200, representing 326,400 restricted shares of PACT common stock valued at $8.00 per share, was recorded as the cost of the acquisition. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 196,350 restricted shares (See Note 12). PacificNet also issue warrants to purchase 100,000 shares of PacificNet's common stock. The warrants have never been issued since it is contingent upon a certain earning milestone which has not been met.

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

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Guangzhou3G acquisition is based on a management's estimates and overall industry experience Immediately after the signing of the definitive agreement, the Company obtained effective control over Guangzhou3G. Accordingly, the operating results of Guangzhou 3G have been consolidated with those of the Company starting March 30, 2005. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$2,000,000 for the 12 months ended December 31, 2005 is available. Accordingly, the contingent consideration of 196,350 shares has not been reflected in the consolidated financial statements of the Company as of December 31, 2005.

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

	Year ended December 31
GZ3G	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$45,312	$32,690
Operating income	$4,910	$1,374
Net profit	$2,734	$458
Earnings per share - basic (cents)	$027	$006
Earnings per share - diluted (cents)	$026	$006

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

	2004
	In US$000s	Reference
EPRO - subsidiary	$500.0	(a) below
LINKHEAD - subsidiary	222.5	(b) below
SHANGHAI CLASSIC (YUESHEN) - subsidiary	579.9	(c) below
SMARTIME - subsidiary	--
CHEER ERA - affiliated	385.6
Subtotal:	1,688
Less cash acquired in subsidiaries (a+b+c) less US$3383 paid to selling shareholder of YUESHEN	(964)	Cash still contained within the group on consolidation
NET CASH PAID FOR THE ACQUISITION:	$724

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