Form 10-K
period 2006-12-31
PACIFICNET INC
filed 2007-05-11
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECRITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

ྑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES ☐ NO☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer.

Large Accelerated Filer☐    Accelerated Filer☐         Non- Accelerated Filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b) of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2007 was approximately $44,400,866 based upon the closing sale price of $5.34 per share as reported by The NASDAQ Global Market on such date. There were 11,733,929 shares of the Company's common stock outstanding on March 31, 2007.

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

PART I

ITEM 1. BUSINESS

As used in this report, "we", "us," "our," "Company", "PacificNet" or "PACT" refers to PacificNet Inc., a Delaware corporation.

OVERVIEW

PacificNet, Inc. (http://www.PacificNet.com) is a leading provider of Customer Relationship Management (CRM), mobile internet, e-commerce and gaming technology in China. PacificNet's clients include leading telecom companies, banks, insurance, travel, marketing and business services companies and telecom consumers in Greater China, such as China Telecom, China Mobile, Unicom, PCCW, Hutchison Telecom, Bell24, Motorola, Nokia, SONY, TCL, Huawei, American Express, Citibank, HSBC, Bank of China, Bank of East Asia, DBS, TNT, Hong Kong Government, and leading hotel-casinos in Macau and Asia. PacificNet employs over 1,500 staff in its various subsidiaries throughout China with its headquarters in Beijing and Hong Kong, offices in Shenzhen, Guangzhou, Macau, and branch offices in 28 provinces in China.

We were incorporated in the state of Delaware in 1987. Through our subsidiaries we invest in and operate companies that provide outsourcing services, telecom value-added services (VAS) and products (telecom & gaming) services in Asia, primarily Greater China, which includes the People's Republic of China (PRC), or mainland China, Hong Kong Special Administrative Region (HKSAR), Macau Special Administrative Region, and Taiwan. PacificNet's operations include the following four groups:

•
Customer Relationship Management (CRM) and Outsourcing Services. We provide (1) Business Process Outsourcing (BPO), such as call centers, CRM and telemarketing services and (2) IT Outsourcing (ITO), such as software programming and development services.

•
Telecom Value-Added Services (VAS). We are value-added resellers and providers of Content Providing (CP), Platform Providing (PP) and Service Providing (SP) telecom VAS, such as interactive voice response (IVR) systems, call center management systems and voice over internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS).

•
Telecom and Gaming Products and Services. Our telecom and gaming products and services include distribution services, multimedia interactive self-service kiosk distribution, online mobile phone distribution, and the design, manufacture, and marketing of gaming machines (Asian multi-player electronic gaming machines). In addition to gaming machines, we also offer the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets a wide range of gaming technology solutions including gaming related maintenance.

•
Other Business Services. We have a number of subsidiaries that we use primarily for administration, internal control and acquisition purposes. One of these subsidiaries is engaged in the air-conditioning subcontracting business.

Beginning in late 2006, we launched our gaming product and technology business in Macau and Asia. Through our subsidiaries, including PacificNet Games Limited (“PacGames”) and Take1 Technologies Limited (“Take1”), we design, manufacture, and market electronic gaming machines (EGM), video lottery terminals (“VLTs”), Amusement with Prizes (AWP) machines, keno and bingo machines. We are also involved in gaming operations, in which we place participation games, including gaming machines linked to wide-area progressive (“WAP”) jackpot systems, local-area progressive (“LAP”) jackpot systems and non-linked, stand-alone gaming machines in legal gaming venues. We also license our game themes to third parties. We serve the gaming industry in Macau, Asia and Europe. We manufacture our gaming machines exclusively in Macau and China and we have development and distribution offices in Macau and Asia. We intend to continue to grow our business by acquiring and managing growing technology businesses with specialized gaming hardware and software products that provide our customers with state-of-the-art marketing, data management, accounting, security and gaming software applications and tools to more effectively cope with their fast growing Asian gaming operations.

We seek to develop games and gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than what is currently offered by our competitors. Our gaming machines feature advanced graphics, digital sound and engaging game themes, and incorporate secondary bonus rounds and jackpot features. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our years of experience in designing and developing entertaining and exciting games from multi-media entertainment kiosks, photo sticker kiosks, mobile phone kiosks, coin-op amusement kiosks, jukeboxes, to internet and mobile games and, now, to gaming machines for the casino industry.

In addition to our gaming operations, through our subsidiaries we also invest in and operate companies that provide outsourcing services, telecom value-added services (VAS) and telecom products and services. Our business process outsourcing (BPO) services group includes call centers, providing customer relationship management (CRM), and telemarketing services. Our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which comprises interactive voice response (IVR) systems, call center management systems and voice over internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). Our telecom products and services include IT and distribution services, and online mobile phone distribution,. We also have a number of subsidiaries that we use primarily for administration, internal control and acquisition purposes.

Our business process outsourcing services generate revenues from call center services, call center management software sales, and training and consulting. We invoice our call center clients monthly at per seat monthly rates, a base price plus commission per call, or a per hour charge rate, depending on the client's preference. Our call center software clients pay per license, for which there is usually a one-time charge on sale of the software and annual maintenance fees for service. We charge per project for our consulting and training services and for our telecom VAS, which are invoiced throughout the project. Our telecom VAS often includes a post-sale service contract for systems integration and consulting services for which we bill separately. Our products (telecom & gaming) service group generates revenue from two main streams. We generate revenue from the sale of entertainment kiosks and cell phones (which are sold cash-on-delivery), and we generate revenue from the sale of Asian multi-player electronic gaming machines and gaming technology solutions. Going forward, we intend to earn gaming operations revenue from offering our customers a wide range of lease and rental options, and earn royalty income from game content licensing agreement.

CORPORATE STRUCTURE

We conduct our business operations through the following business units and subsidiaries:

(I) CUSTOMER RELATIONSHIP MANAGEMENT AND OUTSOURCING SERVICES GROUP

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

2) PACIFIC SMARTIME SOLUTIONS LIMITED / PACIFIC SOLUTIONS TECHNOLOGY (SHENZHEN) CO. LTD.

Pacific Smartime Solutions Limited (referred to herein as "Smartime") is an IT outsourcing company incorporated in Hong Kong that operates through its China subsidiary Pacific Solutions Technology ( Shenzhen ) Co. Ltd. (referred to herein as: Soluteck Shenzhen), which is a leading provider of outsourcing services including software development, R&D, and project management services in China. Smartime employs over 280 staff and provides outsourcing services to the leading telecom, banking and financial services companies in China, including Huawei, IBM, and Bank of East Asia. In December 2004, Smartime launched a new software development outsourcing center in Shenzhen, located in a Grade A office building, currently occupying two floors (total 26,000 square feet) with the capacity to expand to two additional floors. Each of the two floors will have the capacity to house about 200 employees. PacificNet's software R&D and outsourcing unit, Pacific Solutions Technology, is a CMM Level 3 certified software development center with over 200 software programmers located in Shenzhen, China, and specializes in the development of high-end client-server application software, internet e- commerce software, online and casino gaming systems and slot machines, banking and telecom applications using Microsoft Visual C++, Java, and other rapid application development tools.

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

(II) TELECOM VALUE-ADDED SERVICES (VAS) GROUP

SERVICE PROVIDER COMPANIES

1) GUANGZHOU WANRONG INFORMATION TECHNOLOGY CO., LIMITED (Incorporated in the PRC)

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

2) GUANGZHOU 3G INFORMATION TECHNOLOGY CO. LIMITED (Incorporated in the PRC)

In March 2005 we entered an agreement to acquire a controlling interest in Guangzhou 3G Information Technology Co. Ltd. ("Guangzhou3G-WOFE"), a PRC registered wholly owned foreign enterprise (WOFE), through the purchase of a 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited, a British Virgin Islands Company ("Guangzhou3G-BVI"). Guangzhou3G-WOFE conducts it VAS operations with Guangzhou Sunroom Information Industrial Co., Ltd. ("Sunroom-DE"), a PRC registered Domestic Enterprise (DE), through a series of contractual agreements.  In April 2007, we entered into an agreement to sell our interest in Guangzhou 3G-BVI for $6,000,000.

(III) PRODUCTS (TELECOM & GAMING) GROUP

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

2) PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO., LIMITED (Incorporated in the PRC)

On February 06, 2006, we entered into an agreement to acquire a 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone and accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China. 18900.com is the leading Internet e-commerce distributor of mobile products in China, and provides Internet, email, customer service centers, pre-sale and post-sale services, logistics and cash-on-delivery (COD) services to mobile related products in China. iMobile's 18900.com e-commerce operations combines both online Internet services with its offline customer services network composed of a nationwide chain of logistic and customer centers covering 22 provinces and 40 major cities in China, including Beijing, Shanghai, Chongqing, Tianjin, Chengdu, Dalian, Qingdao, Guangzhou, Shenzhen, Zhuhai, Dongguan, Hangzhou, Suzhou, Ningbo, Wenzhou, Nanjing, Wuhan, Xi'an, Harbin, Qiqihaer, Hunan and Changsha. iMobile’s Internet portal has been one of the top ranked traffic sites and has achieved about 5.4 million registered online users and over 1,200,000 active users, with 10 million daily page views and 40,000 blog postings per day, which makes iMobile the top ranked site in its category in China. It is expected this acquisition was structured in the same manner as our other acquisitions, with operation and services agreements between Beijing Xing Chang Xin Science and Technology Development Co. Limited Incorporated DE and PacificNet Imobile (Beijing) Technology, Co. Ltd. WOFE.

3) TAKE1 TECHNOLOGIES GROUP LIMITED ("TAKE1", FORMERLY KNOWN AS: CHEER ERA LIMITED)

Take1 Technologies (http://www.take1technologies.com), a member of PacificNet group, is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, electronic gaming machines (EGM), bingo and slot machines, AWP (Amusements With Prizes) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, client- server systems and cabinets. Take1 is a leading designer, developer and manufacturer of multimedia entertainment and communication kiosk products including photo and video entertainment kiosks, digital camera photo development stations, multimedia messaging services (MMS) and mobile content download stations for mobile phones, and other coin-operated peripherals and consumables. Take1 Technologies is based in Hong Kong and markets and distributes its products around the world including the USA, Canada, Mexico, Europe, China, and Southeast Asia.

4) PACIFICNET GAMES LIMITED

PacificNet Games Limited (PacGames), a member of PacificNet group, is a leading provider of Asian multi-player electronic gaming machines, gaming technology solutions, gaming related maintenance, IT and distribution services for the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets. PacGames products include multi-player electronic gaming machines such as Baccarat, Fish-Prawn-Crab, Sib-Bo Cussec, Roulette, and other multi-player electronic gaming machines, as well as other legacy slot machines.

PacificNet's software R&D and outsourcing unit, Pacific Solutions Technology, is a CMM Level 3 certified software development center with over 200 software programmers located in Shenzhen, China, and specializes in the development of high-end client-server application software, internet e- commerce software, online and casino gaming systems and slot machines, banking and telecom applications using Microsoft Visual C++, Java, and other rapid application development tools.

(IV) OTHER BUSINESS ENTITIES

1) PACIFICNET LIMITED (INCORPORATED IN HONG KONG)

PacificNet Limited is incorporated in Hong Kong as a wholly owned subsidiary of PacificNet Inc. Its primary purpose is to handle the general administrative operations of PacificNet in Hong Kong. Its subsidiaries also include certain insignificant business units such as data center and air-conditioning subcontracting.

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

3) PACIFIC FINANCIAL SERVICES LIMITED (Incorporated in Hong Kong)

Pacific Financial Services Limited incorporated in Hong Kong in November 2005, is a wholly owned subsidiary of PacificNet Inc. Its primary purpose is to provide financial services in Hong Kong.

4) PACIFICNET TECHNOLOGY (SHENZHEN) LIMITED (Incorporated in the PRC)

PacificNet Technology (Shenzhen) Limited (referred to herein as "PacSZ") is incorporated in the PRC as a wholly owned foreign enterprise (WOFE), is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is to provide administrative support back-office, IT support and software development services, to support PacificNet's operations in China, and to conduct the general administrative operations of PacificNet in China.

5) PACIFICNET BEIJING LIMITED (Incorporated in the PRC)

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

GAMING TECHNOLOGY INDUSTRY OVERVIEW

Gaming and casino operators constantly seek to increase revenue growth and profitability at their casinos or slot halls. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net win. As a result, the pace of innovation in game design continues to accelerate, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines. We believe the development of electronic gaming machines with localized Chinese and Asian themes and contents will present the largest opportunity for us as one of the few domestic Chinese and Asian gaming machine developers. We believe that server-based gaming will be the next significant technology development in the gaming machine industry. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation.

VLTs are sold, leased to, or operated as participation games by government agencies that desire to raise revenue for the jurisdictions in which they operate. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. In the recent years, many countries in Europe have enacted legislation permitting VLTs.

GAMING BUSINESS STRATEGY

Our business strategy is to increase our market penetration in major regulated gaming jurisdictions worldwide by developing entertaining products and providing outstanding service. We plan to do this by leveraging our product development expertise to introduce innovative new games. We have almost 5 years of experience developing multi-media entertainment kiosks, fun, humorous and exciting internet and mobile games in Macau, Hong Kong, China, and other Asian countries. Over the past few years, we have enhanced our game development efforts by adding key management, design personnel and software engineers to our product development group. We have expanded new gaming software and hardware R&D facilities in Beijing, Shenzhen, Zhuhai and Macau and organized our game development teams into workgroup units to help promote innovation while maintaining a focused development approach in an effort to maximize the localized Chinese entertainment value of our products. We believe that our proven game development capabilities, combined with the additional functionalities and enhanced features of our new gaming platform, will enable us to increase our market share in the fast growing gaming markets in Macau, China, and Asia.

BUSINESS OPERATION HIGHLIGHTS OF 2006

ENTRY INTO GAMING TECHNOLOGY BUSINESS

During the year we took decisive measures to address the negative impact on our overall profitability as a result of China Mobile’s VAS policy change and the increasingly competitive telecom products market in China. These measures included considering strategic alternatives for our low-margin telecom businesses, such as sales, spin-offs and mergers and turning our focus to the higher margin and rapidly expanding gaming and entertainment industries. To do this, in September 2006, we opened an office in Macau. By leveraging the entertainment software and hardware development expertise of our CRM and telecom businesses in combination with the access to market of our newly-acquired PacificNet Games Limited subsidiary, we seek to brand ourselves as a leading gaming technology provider in the emerging gaming markets in Macau and Asia. We believe that due to the success of our new generation Asian oriented gaming software, our gaming business has begun to draw the attention of some other first tier gaming operators in Macau, North Asia, South America and Italy. Going forward, while we are focused on increasing market share in the aforementioned rapidly growing gaming markets, we intend to take full benefit of our first-mover advantage in the Asian market by entering into long term gaming software licensing and servicing agreements with both land-based and on-line gaming operators in those less developed Southern Asian gaming markets, in particular the Philippines and Cambodia.

ACQUISITION OF GUANGZHOU WANRONG INFORMATION TECHNOLOGY CO., LIMITED

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

ACQUISITION OF PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO., LIMITED

On February 06, 2006, we acquired 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd. ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone and accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China. 18900.com is the leading Internet e-commerce distributor of mobile products in China, and provides Internet, email, customer service centers, pre-sale and post-sale services, logistics and cash-on-delivery (COD) services to mobile related products in China. iMobile's 18900.com e-commerce operations combines both online Internet services with its offline customer services network composed of a nationwide chain of logistic and customer centers covering 22 provinces and 40 major cities in China, including Beijing, Shanghai, Chongqing, Tianjin, Chengdu, Dalian, Qingdao, Guangzhou, Shenzhen, Zhuhai, Dongguan, Hangzhou, Suzhou, Ningbo, Wenzhou, Nanjing, Wuhan, Xi'an, Harbin, Qiqihaer, Hunan and Changsha. iMobile’s Internet portal has been one of the top ranked traffic sites and has achieved about 5.4 million registered online users and over 1,200,000 active users, with 10 million daily page views and 40,000 blog postings per day, which makes iMobile the top ranked site in its category in China.

PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES AND WARRANTS

On March 13, 2006, we completed a private placement in which we sold $8,000,000 in convertible debentures and issued warrants to purchase up to an aggregate of 400,000 shares of common stock. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain dilutive events. The debentures are due March 13, 2009. The warrants are exercisable for a period of five years at an exercise price of $12.20 per share. We will pay interest in shares, provided that certain conditions are met, or in cash at the rate of 6% for the second year the debentures are outstanding and then 7% for the third year.

Under the terms of a registration rights agreement entered into at the time of the private placement, the Company was obligated to file a registration statement with respect to the shares issuable under the debenture and the warrants by April 30, 2006, and have the registration statement declared effective by the SEC no later than June 28, 2006. Due to various factors, the Company did not file the registration statement until May 15, 2006, and it was not declared effective until December 8, 2006. Therefore, under the terms of the registration rights agreement, the Company was obligated to pay liquidated damages to the investors at the rate of 2% of the principal amount of the debenture each month beginning on June 28, 2006 until the effectiveness of the registration statement, which was equal to $1,120,000, in the aggregate.

In February 2007, upon reaching an agreement on the amount and payment of accrued liquidated damages, the Company signed a Settlement and Release Agreement with each of the investors. Under the terms of the Settlement and Release Agreements, the Company paid an aggregate $140,000 in cash as satisfaction in full of liquidated damages owed to Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd.. Partial liquidated damages owed to Whalehaven Capital Fund Ltd. were paid in the amount of $35,000 in cash, with the remaining liquidated damanges in the amount of $105,000 paid in the form of a new convertible debenture due February 2009, on substantially the same terms as the original debentures, except that interest only is paid on the new debentures until October 2008 and beginning in November 2008 until February 2009, when the new debentures are due, the monthly redemption amount under the new debentures shall be equal to $315,000. The remaining investors also agreed to accept the aggregate $840,000 in liquidated damages owed to them in the form of the new convertible debentures for the amount of their respective portion of the liquidated damages. The Company also agreed to amend the original debentures to shorten the term for payment of the original principal amount to a 22 month term. As a result the monthly redemption amount for the original debentures increased from $320,000 to $ 363,638. All other terms and conditions of the original debenture remains in full force and effect.

ADDITIONAL ACQUISITION OF PACIFICNET GAMES LIMITED

On November 9, 2006, we acquired an additional 6% interest in PacificNet Games Limited (PacGames) for a consideration of $504,000 being 90,000 PACT restricted shares. Prior to this, in connection with the acquisition of Able Entertainment, previously announced during the Q3 2006, we owned 45% of PacGames. We now own 51% of PacGames.

EXECUTION OF TERMINATION AGREEMENT WITH CHINAGOHI

On November 20, 2006, PacificNet executed an agreement ("Termination Agreement") to terminate the Sale and Purchase Agreement with Lion Zone, ChinaGoHi and Mr. Wang Wenming (collectively, the "Sellers"). The Termination Agreement was effective as of November 1, 2006. In the Termination Agreement, the Sellers agreed to pay an aggregate of HKD$3,000,000, comprising: USD$100,000 in cash and 275,000 in restricted shares of PACT, in exchange for 51% interest of Lion Zone, holding company of ChinaGoHi. Additionally, the Sellers agreed to waive PacificNet's obligations under the Sale and Purchase Agreement entered into between PacificNet and the Sellers in December 2005 to issue restricted shares and to provide certain loans to the Sellers. PacificNet, however, reserves the rights to re-purchase the said 51% interest of Lion Zone within 2 years of the date of signing the Termination Agreement for a consideration of 5 times audited net profit under US GAAP for the 12-month period subsequent to the year of signing.

The decision to terminate the Sale and Purchase Agreement was due to ChinaGoHi’s inability to obtain the approval of, and get the necessary license to operate from, the China Securities Regulatory Commission (“CSRC”) and the Chinese Broadcasting Bureau.  We have previously disclosed in our periodic reports filed with the Securities and Exchange Commission that in the past, the Chinese government has stopped the distribution of information that it believes violates PRC law over the Internet or through VAS.  We have disclosed the risk that if the PRC government were to take any action to limit or prohibit the distribution of information through our networks or via our VAS, or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.  In July 2006, the Chinese Broadcasting Bureau along with the CSRC banned the TV membership sales model, which was the model ChinaGo Hi employed in its business. The Sale and Purchase Agreement provided that if ChinaGoHi or Lion Zone was banned or in any way restricted from conducting business under the existing or new PRC laws or legislation during the period from signing the Sale and Purchase Agreement to July 1, 2006, and ChinaGoHi failed to change its business model in good faith to adapt to the new regulations, and such failure resulted in any shortcoming of the accumulated net profit, ChinaGoHi and Lion Zone would return to PacInvest all the cash and shares they obtained under the Agreement.

SUBSEQUENT EVENTS

ADDDITIONAL ACQUISITION OF TAKE1 TECHNOLOGIES IN Q1 2007

On January 5, 2007, we entered into a Securities Subscription Agreement to exercise an option to acquire an additional 31% interest in Take1 Technologies Limited (“Take1”). On March 5, 2007, we consummated the purchase for $721,887 (paid entirely with shares of PacificNet: 149,459 PACT Shares, valued at $483 per share). As a result, PacificNet has become the majority and controlling shareholder of Take1 with our ownership percentage increased from 20% to 51%.

FORMING A CALL CENTER JOINT VENTURE WITH BELLSYSTEM24 IN SHANGHAI, CHINA

On January 5, 2007, we entered into a joint venture agreement with Bellsystem24, the largest telemarketing call center in Japan, to form a new joint venture company called BELL-PACT Consulting Limited. The new joint venture company is jointly owned 40% by PacificNet and 60% by Bellsystem24. The joint venture will offer CRM call center consulting and training services, technical and business consulting services, network product sales, software development, system integration, as well as value-added services and other relevant services out of Shanghai catering to the Greater China markets.

COMPLETION OF $5 MILLION PRIVATE PLACEMENT FINANCING FOR GAMING TECHNOLOGY EXPANSION IN MACAU AND ASIA

On February 6, 2007, PacGames entered into a definitive agreement for a $5 million financing in the form of secured convertible note with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds from the financing will be used to provide PacGames with additional working capital in expanding its gaming technology operations, funding for strategic acquisitions in China and funding for general corporate purposes. The $5 million convertible note issued by PacGames to Pope matures on February 6, 2010, and may be converted into 26% to 32% ownership interest in PacGames based on reaching certain net income milestones during fiscal year 2007. The interest rate on the convertible note will initially be set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

SALE OF GUANGZHOU 3G

As part of our strategy to move away from telecom VAS, on April 30, our wholly-owned subsidiary, PacificNet Strategic Investment Holdings Limited, entered into a stock purchase and sale agreement with Heyspace International Limited to sell its 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited. The purchase price is $6,000,000 payable in installments over a six month period or earlier if Heyspace completes its initial public offering prior to October 31, 2007.

PRODUCTS AND SERVICES OFFERED

1. New Business: Gaming Technology Operations

PACIFICNET GAMES LIMITED

PacificNet Games Limited (referred to herein as "PacGames"), incorporated in the British Virgin Islands (BVI), is a 51% owned subsidiary of PacificNet. PacificNet Games Limited (PacGames), is a leading provider of Asian multi-player electronic gaming machines, gaming software for online and land based casinos, gaming technology solutions, gaming related maintenance, IT and distribution services for the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets. PacGames products include multi-player electronic gaming machines such as Baccarat, Fish-Prawn-Crab, Sib-Bo Cussec, Roulette, and other multi-player electronic gaming machines, as well as other legacy slot machines.

TAKE1 TECHNOLOGIES GROUP LIMITED ("TAKE1", FORMERLY KNOWN AS: CHEER ERA LIMITED)

Take1 Technologies (http://www.take1technologies.com), a member of PacificNet group, is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, electronic gaming machines (EGM), bingo and slot machines, AWP (Amusements With Prizes) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, client- server systems and cabinets. Take1 is a leading designer, developer and manufacturer of multimedia entertainment and communication kiosk products including photo and video entertainment kiosks, digital camera photo development stations, multimedia messaging services (MMS) and mobile content download stations for mobile phones, and other coin-operated peripherals and consumables. Take1 Technologies is based in Hong Kong and markets and distributes its products around the world including the USA, Canada, Mexico, Europe, China, and Southeast Asia.

Through our gaming technology subsidiaries in Macau, China, we design, manufacture and market innovative electronic gaming machines, bingo machines, AWP and VLTs for customers in legalized gaming jurisdictions in Macau, Asia, and Europe. Our video gaming machines include localized Chinese and Asian themes, contents, advanced graphics and digital sound effects and music. Amusing, entertaining or familiar graphics and musical themes with Chinese and Asian contents add to the player appeal of our games in Asia.

For our gaming technology operations, we generate revenue in two principal ways. First, we generate product sales revenues from the sale to casinos and other licensed gaming machine operators of new and used gaming machines and VLTs, conversion kits (including theme and/or operating system conversions), parts, and original equipment manufacturing (“OEM”) for third parties. Second, we earn gaming operations revenues from leasing participation gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content.

PRODUCT SALES

We offer the following gaming technology products for sale:

•
Electronic gaming machines (EGM). Our line of electronic gaming machines combine localized Chinese and Asian themes and content, advanced graphics, digital sound effects and music, and secondary bonus games.

•	Multi-player Electronic Table Games

•	Multi-player Electronic Baccarat Machines

•	Multi-player Electronic Sicbo Machines

•	Multi-player Electronic Roulette Machines

•	Multi-player Electronic Fish-Prawn-Crab Machines

•	Slot Machines

•	Electronic Bingo Machines

•	Video Lottery Terminals (VLTs)

•	Server-Based Gaming Machines (SBG)

•	Amusement With Prices (AWP) Machines

•	Online Gaming Software Development

•	Client-Server Gaming Systems

•	CMM Level 3 Certified Gaming Software Development Center in China

•	Cabinet Design and Sales, Parts Sales, OEM Games. We design and sell gaming machine cabinets, replacement parts.

GAMING TECHNOLOGY OPERATIONS

Our gaming technology operations business includes the following:

1. Participation games

Company-owned gaming machines that we lease based upon any of the following payment methods are referred to as participation games: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered.

2. Wide Area Game Network, Community Gaming

Wide Area Progressive Jackpots (WAP) participation games electronically link gaming machines that are located across multiple casinos within a gaming jurisdiction. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a stand-alone gaming machine.

3. Local Area Progressive Jackpots (LAP) participation games

A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP products are designed to give the player the chance to win multiple progressive jackpots.

4. Video Lottery Terminals

Our VLTs include video gaming machines featured with localized Chinese and Asian themes and contents, advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. We began offering VLTs in 2007. In certain jurisdictions, VLT operators purchase our VLTs and we classify the revenue from these purchases as product sales revenues. In other jurisdictions, VLT operators lease our VLTs and pay us a lease rate based on the net earnings of the gaming machine. We classify the lease payments as gaming operations revenues. We do not include VLTs in our installed base of participation games.

5. Server-based Gaming

PacificNet believes that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that also enables custom configuration by operators and central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings. Our implementation for SBG emphasizes localized Chinese and Asian game themes and excitement for the Asian players. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among multiple players.

2. Legacy Business: CRM and Telecom Business

Our goal is to take a leading role in providing customer relationship management (CRM) and gaming technology, which are rapidly expanding business sectors in Asia. The services offered by each of our subsidiaries can be classified within one of the following three business groups:

1. CRM OUTSOURCING SERVICES

A) BUSINESS PROCESS OUTSOURCING

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

Epro is a leading provider of outsourced call-center services with over 15 years of field experience in greater China. Epro's business consists of the following three major categories:

(i) OUTSOURCED CALL CENTER SERVICES Epro's ISO 9001 certified outsourcing contact center hosts over 1,000 workstations and 1,200 agents, processing over 100,000 calls daily and provides multi-lingual inbound and outbound CRM services. The call center is the largest outsourced call center in Hong Kong. Epro permits its clients to recruit and hire their own personnel to work in its call center, for which Epro provides managerial services, call center seats, and equipment. Our inbound call center services include sales inquiry hotline, telephone orders, technical helpdesk, and customer service. Certain of our clients also engage us to provide telemarketing and telesales for their products and for promotions, to conduct market surveys, and to provide administrative functions, such as appointment setting.

(ii) TRAINING AND CONSULTING SERVICES The Epro Call Center Training Institute (ECCTI) is a leading provider of Contact Center Management Consulting and Training services, which helps clients to maximize the return on investment of their CRM operations. Through ECCTI, we provide on-site training and consulting services, and we offer courses and seminars for call center managers and professionals, sales representatives, customer service representatives and telemarketing service representatives and in-house trainers.

(iii) CALL CENTER MANAGEMENT SOFTWARE PRODUCTS AND SOLUTIONS WISE-xb Call Center agent performance management and reporting software is Epro's proprietary call center management software. Wise-xb has been installed in over 60 customer sites in the PRC. Epro's products also include Automatic Call Distribution (ACD) System, Unified Messaging System (UMS), SMS, and VAS.

B) INFORMATION TECHNOLOGY OUTSOURCING

PACIFIC SMARTIME SOLUTIONS LIMITED ("Smartime") - Through Pacific Solutions Technology (Shenzhen) Company Limited, its operating subsidiary in Shenzhen, China, Smartime provides outsourced consulting services and programming services, including software development, R&D, and project management to leading telecom, banking and financial services companies that include Huawei, IBM, Bank of East Asia and others.

PACIFICNET SOLUTIONS LIMITED ("PacSo") - PacSo specializes in systems integration, software application, and e-business solutions services in Hong Kong and Greater China. The scope of PacSo's products and services includes smart card solutions, web based front-end applications and web based connections to backend enterprise planning systems.

2. TELECOM VALUE-ADDED SERVICES

GUANGZHOU3G-WOFE - Guangzhou3G-WOFE is one of the largest value-added telecom and information services providers in China with both voice (IVR and call center) and data (SMS, MMS, WAP, JAVA, GPRS) connections to the four major telecom operators: China Mobile, China Unicom, China Telecom, and China Netcom, covering both mobile and fixed-line networks. Guangzhou 3G also offers a wide variety of IVR and other wireless and fixed-line, value-added telecom services including color ring back tone (CRBT) services, background music (BGM) services, VICQ mobile instant messaging services, sports and soccer news, weather forecasts, stock prices, jokes, short stories, dramas, songs and mobile karaoke, mobile TV, games, entertainment, as well as community-oriented services, such as chat line and dating services. Mobile and fixed-line phone users can access Guangzhou 3G IVR services through one of the four major telecom operators' networks.

3. TELECOM PRODUCTS

PACIFICNET COMMUNICATIONS LIMITED - PacificNet Communications Limited (referred to herein as "PacCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in the sales and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China.

IMOBILE - iMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 5.4 million registered online users and over 1,200,000 active users, with 10 million daily page views and 40,000 blog postings per day, which makes iMobile the top ranked site in its category in China.

FINANCIAL INFORMATION ABOUT OUR BUSINESS SEGMENTS

We identify and classify our operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which include outsourcing services, telecom value-added services, product (telecom & gaming) services and other business. For financial information about these operating segments, see Note 15 to our Consolidated Financial Statements.

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

SONY - Sony Corporation is a leading manufacturer of audio, video, game, communications and information technology products for the consumer and professional markets. Sony is one of the leading multi-national corporations in Asia, with 38 companies spanning 15 countries and supported by a family of over 40,000 employees. Sony Corporation of Hong Kong Limited is a wholly owned subsidiary of Sony. In 1999, the e-commerce website http://www.SonyStyle.com.hk was launched to enable convenient on-line shopping in Sony style. For more information, please see Sony's web sites: http://www.sony.net, Sony Hong Kong http://www.sony.com.hk and e-commerce website http://www.SonyStyle.com.hk.

BELLSYSTEM24, Japan - Established in 1982, Bellsystem24 (http://www.bell24.com) is the largest telemarketing call center services company in Japan, with over 5,000 clients, 27,348 communication service representatives and 33 offices in Japan. Bellsystem24 has built a client base of multinational firms and industry leaders by developing and nurturing long-term relationships. Bellsystem24's commitment to quality, technological innovation, and value-added services has made it the leading provider of outsourced customer care and marketing solutions in Japan. Bellsystem24 focuses on developing long-term strategic relationships with clients in customer-intensive industries, including telecommunications, cable, broadband, satellite broadcasting, Internet services, technology, and financial services. Through a nationwide network of contact centers utilizing a unique blend of one-on-one marketing media, knowledge-based tools, advanced technology, and expert recruiting, staffing, training, and certifications, Bellsystem24 has fostered a leading position in the customer care industry.

MCDONALD'S - McDonald's Restaurants (Hong Kong) Limited was established in 1975. The first McDonald's restaurant, which offered customers the very first American Big Mac Meal in Hong Kong, was located at Paterson Street, Causeway Bay. Today there are over 200 McDonald's restaurants in Hong Kong, and more than 10,000 McDonald's staff. In addition to the McDonald's restaurants, McDonald's also opened in Hong Kong, in a bid to meet the needs of different customers.

HONG KONG GOVERNMENT - Hong Kong Housing Authority - The Hong Kong Housing Authority (HA) was established as a statutory body in April 1973 under Hong Kong's Housing Ordinance. Within the Government's overall housing policy framework, the HA determines and implements public housing programs.

CHINA GOVERNMENT - State Administration of Taxation - Shenzhen. The Shenzhen Municipal Office of the State Administration of Taxation (www.szgs.gov.cn) operates 29 units with more than 2000 officers, servicing over 207,759 taxpayers. The bureau's main responsibilities include the collection and management of various accessed taxes including tax refunds for exported goods, value-added taxes, excise duty taxes, business income tax, sales tax, individual income tax, and the stamp duty on securities

2. TELECOM VALUE-ADDED SERVICES CUSTOMERS

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

NOKIA - Nokia is the world leader in mobile communications, driving the growth and sustainability of the broader mobility industry. Nokia connects people to each other and the information that matters to them with easy-to-use and innovative products like mobile phones, devices, and solutions for imaging, games, media and businesses. Nokia provides equipment, solutions and services for network operators and corporations.

MOTOROLA - Motorola is one of the top mobile brands in China in popularity and market share.

3. PRODUCTS (TELECOM & GAMING) CUSTOMERS

Our gaming customers include some of the leading casinos, hotels, gaming operators, bingo, slot and AWP operators in Macau, SE Asia, and Europe. Some of the famous casinos that are using our gaming products include: Sociedade de Jogos de Macau (SJM), Sociedade de Turismo e Diversoes de Macau (STDM), Casino Lisboa, Holiday Inn Macau, Jai Alai Casino Macau, Galaxy Waldo Casino Macau (Galaxy Entertainment Group), and other land-based gaming operators and bingo operators in the Philippines, Asia and Europe.

Our telecom products customers include: China Telecom, China Netcom, China Mobile, China Unicom, and major mobile phone manufacturers such as Motorola and Nokia.

SALES AND MARKETING

We advertise our services by attending various GAMING, CRM and VAS trade shows and conferences in China. There are a limited number of competitors in our industry; accordingly, new business opportunities are generated mainly through business contacts and by word of mouth. We rely on our reputation for quality and efficiency among our customers and leveraging our strategic investors to obtain new business.

GOVERNMENT REGULATION

We operate our business in China under a legal regime that consists of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its leadership, including:

•	The Ministry of Information Industry (MII)
•	The China Securities Regulatory Commission (CSRC)
•	The Ministry of Culture
•	The General Administration of Press and Publication of the P.R. China
•	The State Copyright Bureau
•	The State Administration of Industry and Commerce (SAIC)
•	The Ministry of Public Security
•	The Ministry of Commerce

The State Council and these ministries and agencies have issued a series of rules that regulate a number of different substantive areas of our business, which are discussed below.

FOREIGN OWNERSHIP RESTRICTION ON BUSINESSES ENGAGED IN PROVIDING INTERNET CONTENT

We cannot hold the licenses and obtain the approvals necessary to operate the website because those licenses and approvals cannot be held by foreign entities or majority foreign-owned entities. PRC regulations currently limit foreign ownership of companies that provide Internet content services to 50%. This limitation extends to our IVR, call center e-commence and telecom VAS and to our business of providing financial information and data to Internet users. To comply with this foreign ownership restriction, with respect to our Internet content services, we operate our website in China for example through Beijing Xing Chang Xin Science and Technology Development Co. Limited ("Xinchangxin") which is 100% owned by Mr. Liu Lei and Gao Chunhui, the Chairman and CEO of Xinchangxin, who are both PRC citizen. Under PRC law, BEIJING PACIFICNET IMOBILE TECHNOLOGY CO., LTD., PRC registered wholly owned foreign enterprise (IMOBILE-WOFE), conducts it VAS and e-commerce operations with Beijing Xing Chang Xin Science and Technology Development Co. Limited ("Imobile-DE"), a PRC registered Domestic Enterprise (DE), through a series of contractual agreements. Under these agreements, the shareholders of Imobile-DE are required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. Through Imobile-WOFE, we have also entered into a consulting and services agreements with Imobile-DE, under which Imobile-WOFE provides technical services and other services to Imobile-DE in exchange for all of the net income of Imobile-DE. In addition, the shareholders of Imobile-DE have pledged their shares in Imobile-DE as collateral for non-payment of fees for the services we provide.

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

LICENSES AND PERMITS

There are a number of aspects of our business which require us to obtain licenses from a variety of PRC regulatory authorities. For example, in order to host our website, Xinchangxin is required to hold an Internet content provider, or ICP, license issued by the Ministry of Information Industry or its local offices. Xinchangxin currently holds an ICP license issued by Ministry of Information Industry Beijing department.

REGULATION OF INTERNET CONTENT

The PRC government has promulgated measures relating to Internet content through a number of ministries and agencies, including the Ministry of Information Industry, the Ministry of Culture and the State Press and Publications Administration. These measures specifically prohibit Internet activities that result in the publication of any content which is found to, among other things, propagate obscenity, gambling or violence, instigate crimes, undermine public morality or the cultural traditions of the PRC, or compromise State security or secrets. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites. Xinchangxin's ICP license expressly states that it is not allowed to publish news, among other things, in relation to its Internet content provision. Specifically, Shenzhen, Beijing and Guangzhou branches of the General Administration of Press and Publication of the PRC, the government authority regulating news publication, confirmed with us that so long as we do not provide general news on politics, society or culture, or establish a "news column," or provide such information under express heading of "news," we are not required to obtain a license to publish financial or economic related news content.

REGULATION OF INFORMATION SECURITY

Internet content in China is also regulated and restricted by the PRC government to protect State security. The National People's Congress, China's national legislative body has enacted a law that may subject to criminal punishment in China any effort to: (1) gain improper entry into a computer or system of strategic importance; (2) disseminate politically disruptive information; (3) leak State secrets; (4) spread false commercial information; or (5) infringe intellectual property rights.

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

PRC law requires owners of Internet domain names to register their domain names with qualified domain name registration agencies approved by the Ministry of Information Industry and obtain a registration certificate from such registration agencies. A registered domain name owner has an exclusive use right over its domain name. Unregistered domain names may not receive proper legal protections and may be misappropriated by unauthorized third parties. Our primary domain names are registered with CNNIC, a domain name registration agency approved by the Ministry of Information Industry. In addition, we have registered another domain name, www.FMM88.com, with the Internet Corporation for Assigned Names and Numbers, or ICANN, an internationally organized, non-profit corporation that has responsibility for Internet Protocol (IP) address space allocation.

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

ADVERTISING REGULATION

PRC law requires entities conducting advertising activities to obtain an advertising permit from the SAIC's local offices. Entities conducting advertising activities without such permit may be charged a fine or imposed other penalties by the SAIC's local offices. Currently, foreign investors cannot own more than 70% equity interest in an advertising agency.

INTERNATIONAL REGULATION

Many foreign jurisdictions permit the importation, sale and/or operation of gaming equipment in casino and non-casino environments. Where importation is permitted, some countries prohibit or restrict the payout feature of the legacy slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual jurisdiction’s regulations. Some jurisdictions require the licensing of gaming machine operators and manufacturers. We manufacture and supply gaming equipment to various international markets including Asia, Australia, Canada, Europe, South America and South Africa. We have the required licenses to manufacture and distribute our products in the foreign jurisdictions in which we do business.

COMPETITION

Competition in the New Gaming Technology Business:

The electronic gaming machine (EGM) market is intensely competitive and is characterized by the continuous introduction of new game titles and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

•	Create an expanding and constantly refreshed portfolio of games with high earnings performance
•	Offer gaming machines that consistently out-perform gaming machines manufactured by our competitors
•	Identify and develop or obtain rights to commercially marketable intellectual properties
•	Adapt our products for use with new technologies

In addition, successful competition in this market is based upon:

•	Engineering innovation and reliability
•	Mechanical and electronic reliability
•	Brand recognition
•	Marketing and customer support
•	Competitive prices and lease terms

We estimate that about 25 companies in the world manufacture gaming machines and video lottery terminals (VLTs) for legalized gaming markets. Of these companies, we believe that International Game Technology (“IGT”), Shuffle Master/ StarGames, WMS Industries, Bally Technologies (formerly Alliance Gaming), Aristocrat Technologies, Novomatic, Atronic Casino Technology, and Lottomatica’s recently acquired subsidiary G-Tech Holdings have a majority of this worldwide market. In the video gaming machine market, we compete with market leader IGT, as well as Aristocrat Technologies, Bally Technologies, Atronic Casino Technology, Progressive Gaming, Konami, Franco and Unidesa. In the VLT market, we compete primarily with IGT, G-Tech Holdings and Scientific Games.

Our competitors vary in size from small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We do not currently offer these systems. Several of our competitors pooled their intellectual property patents that provide cashless gaming alternatives, specifically ticket-in ticket-out technology, so that when a casino patron cashes out from a gaming machine they may receive a printed ticket instead of coins.

Competition in our Legacy CRM and Telecom Business:

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

1. OUTSOURCING SERVICES (INCLUDING BPO, ITO, AND CALL CENTER SERVICES) COMPETITORS:

PCCW is one of Asia's leading integrated communications services companies, providing local telephony and broadband services to businesses.

Chinasoft International Limited, or ICSS, is a leading e-government solution provider and software developer in the PRC, and has entered the software outsourcing, interrelated systems integration, consultancy and training services industry.

2. TELECOM VALUE-ADDED SERVICES (VAS) COMPETITORS:

TOM Online Inc. (NASDQ: TOMO), is a leading wireless Internet company in China providing value-added multimedia products and services, targeting the young and trendy demographics. The company's primary business activities include wireless value-added services and online advertising. The company offers an array of services such as SMS, MMS, WAP, wireless IVR (interactive voice response) services, content channels, search and classified information, and free and fee-based advanced email.

SINA Corporation (NASDAQ:SINA), is a leading online media company and value-added information service (VAS) provider for China and for Chinese communities worldwide offering Internet users and government and business clients an array of services.

3. PRODUCTS (TELECOM & GAMING) COMPETITORS

International Game Technology (NYSE:IGT), a global company specializing in the design, development, manufacturing, distribution and sales of computerized gaming machines and systems products.

Aruze Corp. (JASDAQ: 6425), Aruze Corp. is a world leader in the manufacturing of Pachi-Slot, Pachi-Com, Reel Spinning Slots and Video Gaming Devices. Aruze Corp. also develops Arcade Games, Amusement Games and Consumer Game Software.

GAMING MACHINE MANUFACTURING

We manufacture all of our gaming machines at our facilities in Shenzhen and Zhuhai, China. In 2007, we began reconfiguring our assembly lines in order to lower our product lead times and effectively increase our practical capacity with added production efficiencies.

Manufacturing commitments are generally based on sales orders from customers. In some cases, however, component parts are purchased and assembled into finished goods that are inventoried in order to be able to quickly fill anticipated customer orders. Our manufacturing process generally consists of assembling component parts to complete a gaming machine. We generally warranty our gaming machines sold internationally for a period of 180 days to one year.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, main boards and circuit boards, money acceptors, and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.

In order to improve the efficiency of our manufacturing processes and reduce time to market, we continue to make improvements in sourcing and supply management, in inventory and warehouse management, and other manufacturing processes We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the product and designing product for both ease of manufacturability and installation, that we expect will help improve gross margins in future quarters.

The European Union (“EU”) has adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive to facilitate the recycling of electrical and electronic equipment sold in the EU. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. We have worked with our suppliers to develop RoHS-compliant products and, as of the effective date of the directive, we were able to provide RoHS-compliant gaming machines to the EU. We expect that any cost increases incurred due to the RoHS directive will be offset by savings from design and other changes we made to our component parts.

EMPLOYEES

As of December 31, 2006, together with our subsidiaries, we had approximately 1,500 employees and contractors. We have not experienced any labor stoppages. None of our employees are covered by collective bargaining agreements. The breakdown of number of employees for each of the business units of the Company is as follows:

COMPANY AND SUBSIDIARIES	NUMBER OF EMPLOYEES
PacificNet Inc.	5
PacificNet Limited (Hong Kong)	12
PacificNet Beijing	20
PacificNet Shenzhen	20
PacificNet Guangzhou	2
PacificNet Epro (Epro Telecom Holdings Limited)	750
Beijing Linkhead Technologies Company Limited (Discontinued)	60
Shanghai Classic Group Limited	3
Smartime / Soluteck Technology (Shenzhen) Company Limited	170
Guangzhou 3G (Sunroom)	280
Clickcom (Dianxun) (Discontinued)	12
Wanrong	42
iMobile	75
PacificNet Games Limited	50
TOTAL	1,501

RESEARCH AND DEVELOPMENT

Our gaming research and development department is dedicated to developing fun and exciting electronic table games and slot machines that focus on enhancing Asian player entertainment value and to introducing leading, innovative systems products that increase our customers’ revenue stream and facilitates operating efficiencies. Our dedicated Zhuhai (China) R&D center has approximately 31 employees who possesses significant experience in software development and content design. Our current emphasis is on developing new technologies to expand and improve functionalities of Multiplayer Electronic Gaming Machines, Online Game Software Development, Slot Machines, including software, hardware and cabinets, and developing new game content through third parties to refresh and grow our installed base of gaming devices.

We conduct extensive testing on the products we offer to ensure they meet the key performance and quality standards as required by gaming regulators. In addition, our R&D personnel constantly work with our customers on responding to their needs and to also ensure compatibility with other products currently available in the market. Moreover, we closely monitor the evolving standards in the gaming industry so that we are able to respond and address new technologies as they emerge.

INTELLECTUAL PROPERTY

We believe our trademarks, intellectual property rights, and propriety Asian gaming software product development expertise are significant assets. Currently, we have over five customized Asian gaming products. This portfolio took over three years to develop and is expected to be a main focus of our R&D resources in 2007 and beyond. Our firm will continue to evolve as we look towards the next generation of server-based gaming products. In addition to internally developed and acquired emerging gaming technologies, we will also rely on strategic partnerships to obtain access to intellectual property.

We intend to vigorously protect the investment in our intellectual property and the unique features of our products and services by actively applying to intellectual property patent protection. However, we cannot ensure that intellectual property rights will not be infringed.

EXECUTIVE OFFICES

Our executive offices are located in Hong Kong, Macau, Beijing, Shenzhen and Guangzhou, China and in Aberdeen, South Dakota and Glendale, California at the following addresses:

Hong Kong: Room 2702, Richmond Commercial Building, 107 -111 Argyle Street, MongKok, Kowloon, Hong Kong

Tel: 011-852-2876-2900, Fax: 011-852-27930689, HKOffice@PacificNet.com

PacificNet Games Limited. Macau Office:
Av. Do Dr. R. Rodrigues No. 600E, Edif, First International Commercial Centre, P906, Macau SAR, China.

PacificNet Beijing Office:
23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China Postal Code: 100028

Tel: +86-010-59225000

PacificNet Shenzhen Office: PacificNet Shenzhen Office: Room 4203, Jinzhonghuan Business Building, Futian District, Shenzhen, China; Postal Code: 518040

PacificNet Guangzhou Office:
15/F, Building A, Huajian Plaza, No. 233 Tianfu Road, Tianhe District, Guangzhou, China Postal Code: 510630

PacificNet Inc.
416 Production Street North, Aberdeen, SD 57401, USA

Tel: +1 (605) 229-6678, Fax: +1 (605) 229-0394    Email: investor@PacificNet.com

655 N. Central Ave., 17th Floor, Glendale, CA 91203, USA

Tel: +1- 818-649-7500, Fax: +1-646-349-1096

We maintain a website at http://www.PacificNet.com

ITEM 1A. RISK FACTORS

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history and recently experienced a significant increase in revenue that may not be sustained.

Our business operations commenced in 1994, and subsequently the business was incorporated as a Delaware corporation in 1999. Our operating history may be insufficient to evaluate our business and future prospects. Although our revenues have grown rapidly in the past three years, primarily as a result of our increased acquisition activity, we cannot assure investors that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including our potential failure to:

•	Increase awareness of our brands, protect our reputation and develop customer loyalty
•	Manage our expanding operations and service offerings, including the integration of any future acquisitions
•	Maintain adequate control of our expenses
•
Anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

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

Our growth strategy is to acquire companies and identify and acquire assets and technologies from businesses in greater China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expend significant resources to undertake business, financial and legal due diligence on our potential acquisition target and there is no guarantee that we will acquire the company after completing due diligence. Any future acquisitions will be subject to a number of challenges, including:

•	Diversion of management time and resources and the potential disruption of our ongoing business
•	Difficulties in maintaining uniform standards, controls, procedures and policies
•	Potential unknown liabilities associated with acquired businesses
•	Difficulty of retaining key alliances on attractive terms with partners and suppliers
•	Difficulty of retaining and recruiting key personnel and maintaining employee morale

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. During the fiscal year ended December 31, 2006, we acquired controlling interests in Guangzhou Wanrong, iMobile and PacGames. We expect that these acquisitions will strengthen our position as a provider of VAS communication products: internet mobile phone distribution and gaming technology in Asia. Although our agreements provide that the consideration is payable upon the acquired company attaining certain income milestones annually, there is no guarantee that these milestones will be reached. If they are not reached as anticipated, the time, cost and capital to acquire the company may outweigh the anticipated benefits from consolidation of their income. To the extent that the goodwill arise from the acquisitions carried on the financial statements do not pass the annual goodwill impairment test, excess goodwill will be charged to future earnings.

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

Because we do not have employment agreements with management of the acquired companies, our business operations might be interrupted if they were to resign.

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

We may not be able to attract or retain the management or employees necessary to remain competitive in our industries. Tony Tong, our Chairman and Chief Executive Officer, and Victor Tong, our President, are essential to our ability to continue to grow through acquisitions Messrs. Tong and Tong have established relationships within our industry. Their business contacts have been critical in identifying, and negotiating with acquisition candidates and in developing and expanding our gaming operations.

Our future success depends on the retention and continued contributions of our key management, finance, marketing, and staff personnel, many of whom would be difficult or impossible to replace. Our success is also tied to our ability to recruit additional key personnel in the future. We may not be able to retain our current personnel or recruit any additional key personnel required. The loss of services of any of our personnel could have a material adverse effect on our business, financial condition, results of operations and prospects. If either of them were to leave our employ, our growth strategy might be hindered, which could limit our ability to increase revenue.

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

All of our current, as well as any anticipated future revenue, are or are expected to be derived from Asia. Our international operations are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

•	Legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers
•	Longer customer payment cycles and greater difficulties in collecting accounts receivable
•	Uncertainties of laws and enforcement relating to the protection of intellectual property and potentially uncertain or adverse tax consequences

Our operations could be curtailed if we are unable to obtain required additional financing.

Since inception our investments and operations primarily have been financed through sales of our common stock. During the fiscal year ended December 31, 2006, we completed a financing in which we placed $8,000,000 in convertible debentures and issued warrants to purchase up to 400,000 shares of common stock. In the future we may need to raise additional funds through public or private financing, which may include the sale of equity securities, including securities convertible into our common stock. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business growth strategy may slow, which could severely limit our ability to increase revenue.

Fluctuations in the value of the Hong Kong Dollar or RMB relative to foreign currencies could affect our operating results.

We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of Hong Kong dollars and Chinese renminbi against the U.S. dollar and other currencies may fluctuate and is affected by changes in the PRC's political and economic conditions. As our operations are primarily in Asia, any significant revaluation of Hong Kong dollars or the Chinese renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, we may need to convert U.S. dollars into Hong Kong dollars or Chinese renminbi as appreciation of either currency against the U.S. dollar could have a material adverse effect on results of our business, financial condition and operations. Conversely, if we decide to convert our Hong Kong dollars or Chinese renminbi into U.S. dollars for other business purposes and the U.S. dollar appreciates against either currency, the U.S. dollar equivalent of the respective currency we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our international operations.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

RISKS RELATED TO OUR GAMING BUSINESS

If we fail to keep pace with rapid innovations in product design and related marketing strategies, or if we are unable to quickly adapt our development and manufacturing processes to release innovative products or systems, our business could be negatively impacted.

Our future success depends to a large extent upon our ability to continue to rapidly design and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. Our revenues depend on the earning power and life span of our games. Newer game themes tend to have a shorter life span than more legacy game themes, and as a result, we face pressure to design and deploy successful game themes to maintain our revenue stream and to remain competitive. Our ability to develop new and innovative products could be adversely affected by :an inability to roll out new games, services or systems on schedule as a result of delays in connection with regulatory product approval in the applicable jurisdictions, or otherwise.

Our future success also depends upon our ability to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of continuing product innovation. In addition, the shorter lifespan of newer products means that we must update our production capabilities more frequently and rapidly than in the past. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

If the current popularity and acceptance of gaming declines, our business plans and operation could be would be negatively impacted.

The gaming industry can be affected by public opinion of gaming. Our success depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenues to the operator than competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. Participation gaming machines are replaced by casino operators if the gaming machines do not meet and sustain revenue and profitability expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos, which would end our recurring revenues from these machines.

We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance, that the acceptance will be sustained for any meaningful period. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases, in existing gaming markets, our ability to continue to sell and lease our gaming machines in those markets and jurisdictions would be adversely affected.

The gaming industry is intensely competitive. We face competition from a number of companies, some of which have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Competition among gaming machine manufacturers is based on, among other things, competitive pricing and financing terms made available to customers, appeal of game themes and features to the end player and product quality, features and functionality of hardware and software. The gaming technology provider market is saturated, with IGT, Aristocrat, WMS, Bally Gaming and Systems, and, to a lesser extent, Konami and Progressive Gaming Corporation comprising the primary competition. The competition is intense due to the number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. Pricing, product feature and function, accuracy and reliability are amongst the factors in determining a provider’s success in selling its system. While there are a number of established, well-financed companies producing machines in the field, a single competitor, IGT, dominates the PRC domestic market for gaming machines. Certain of these competitors have access to greater financial, marketing and product development resources we. do, and as a result, may be better positioned to compete in the marketplace.

In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best positions in casinos. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming machines. We do not offer a centralized player tracking and accounting system and that has put us at a competitive disadvantage.

The unpredictable growth of non−legacy gaming markets may affect our business and prospects.

The continued growth of non−legacy gaming markets for gaming machines and systems depends heavily on the public’s acceptance of gaming in these markets, as well as the ongoing development of the regulatory approval process by national and local governmental authorities. A portion of our growth is directly tied to our ability to access these new markets. We cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval, the public’s acceptance of our gaming machines in these markets or our market share or profitability in these markets. Any decline in the popularity of our gaming products with players, or if we are unsuccessful in developing new products, services or systems, will have a negative impact on our revenues.

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate the business.

The manufacture and distribution of gaming machines, development of systems and the conduct of gaming operations are subject to extensive national, provincial local and foreign regulation by various gaming authorities.

Our ability to continue to operate in certain jurisdictions could be adversely affected by:

•	Unfavorable public referendums
•	Unfavorable legislation affecting or directed at manufacturers or gaming operators, such as Referendums to increase taxes on gaming revenues
•	Adverse changes in or finding of non−compliance with applicable governmental gaming regulations
•	Delays in approvals from regulatory agencies
•	Limitations, conditioning, suspension or revocation of any of our gaming licenses
•	Unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, major stockholders or key personnel

Although the laws, rules and regulations of the various jurisdictions in which we operate vary in their technical requirements, virtually all jurisdictions require licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming machines. Delays in, amendments to, or repeals of legislation approving gaming in jurisdictions in which we operate or plan to commence operations, or delays in approvals of our customers’ operations, may adversely affect our operations

Our officers, directors, major stockholders and key personnel are also subject to significant regulatory scrutiny. In the event that gaming or governmental authorities determine that any person is unsuitable to act in such capacity with respect to the Company, we could be required to terminate our relationship with such person. To our knowledge, the Company and our key personnel have obtained, or applied for, all government licenses, registrations, findings of suitability, permits and approvals necessary to conduct their respective activities in the various jurisdictions that we operate. However, there can be no assurance those licenses, registrations, findings of suitability, permits or approvals will be renewed in the future, or that new forms of approval necessary to operate in emerging or existing markets will be granted.

Furthermore, some jurisdictions require gaming manufacturers to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, borrowings, stock offerings and repurchases. Obtaining licenses and approvals can be time consuming and costly. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits, approvals or findings of suitability or that the approval process will not result in delays or changes to our business plans.

Our intellectual property protections may be insufficient to properly safeguard our technology.

The gaming industry is constantly employing new technologies in both new and existing markets. We rely on a combination of patent and other technical security measures to protect our products, and we intend to file patents for protection of such technologies. Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary software and other game innovations. We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees regarding our trade secrets and proprietary information. We cannot assure you that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual properties will not be successfully challenged or circumvented by competitors. Furthermore, despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

Notwithstanding these safeguards, our competitors may still be able to obtain our technology or to imitate our products. Furthermore, others may independently develop products similar or superior to ours.

Expenses incurred with respect to monitoring, protecting and defending our intellectual property rights could adversely affect our business.

Competitors and other third parties may infringe on our intellectual property rights, or may allege that we have infringed on their intellectual property rights. Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect any infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flow and results of operations. Litigation can also divert management focus from running the day−to−day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into new markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into new markets created by these technologies. If our products use processes or other subject matter that is claimed under existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

The discontinuation or limitation of any existing licenses from third parties could adversely affect our business.

Some of our most popular games and gaming machine features, including certain branded games and ticket-in, ticket-out cashless gaming functionality, are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for additional popular intellectual properties in a competitive market. In the event that we cannot renew and/or expand this or other existing licenses, we may be required to discontinue the games using the licensed technology or bearing the licensed marks, or limit our use of such items.

Our gaming technology, particularly our wide area progressive networks and centrally determined systems, may experience losses due to technical difficulties or fraudulent activities.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our gaming machines and associated software. To the extent any of our gaming machines or software experience errors or fraudulent manipulation, our customers may replace our products and services with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our gaming machines or software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses or disciplinary action. Additionally, in the event of such issues with our gaming machines or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

Our business is subject to other economic, market, and regulatory risks:

We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets, as we experienced with the Russian market in fiscal 2006.

Customer financing is becoming an increasing prevalent component of the sales process and therefore increases business risk of non-payment, especially in emerging markets. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. These customer financing arrangements delay our receipt of cash and can negatively impact our ability to enforce our rights upon default if the customer is from a foreign country.

Our competitors have begun to provide free game theme conversions to customers in connection with product sales. While we intend to continue to charge our customers for game theme conversions including CPU-NXT upgrade kits, we cannot be sure that competitive pressure will not cause us to increase the number of free game theme conversions we offer to our customers, which would decrease the revenue we expect to receive for game theme conversions.

RISKS RELATED TO OUR CRM AND TELECOM VAS PRODUCTS AND SERVICES

A substantial portion of our business depends on mobile telecommunications operators in China and any loss or deterioration of such relationships may result in severe disruptions to our business operations.

We rely entirely on the networks and gateways of China Mobile and China Unicom to provide our wireless value-added services. Thus, we face certain risks in conducting our wireless value-added services business. Currently, China Mobile and China Unicom are the only mobile telecommunications operators in China that have platforms for wireless value-added services. Our agreements with them are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with us, we will not be able to conduct our existing wireless value-added services business. Furthermore, our agreements with China Mobile and China Unicom are subject to negotiation upon expiration. If any of the mobile telecommunications operators decides to change its content or transmission fees or its share of revenue, or does not comply with the terms of the agreement, our revenue and profitability could be materially adversely affected.

The mobile telecommunications operations may launch and may have already launched competing services or could discontinue the use of external content aggregators such as ourselves entirely at any time.

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

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenue derived and expenses incurred are in Chinese renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the US. dollar in 2005. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

PRC laws and regulations restrict foreign investment in China’s telecommunications services industry and substantial uncertainties exist with respect to our contractual agreements with Dianxun-DE, Sunroom-DE, Wanrong-DE and iMobile-DE to uncertainties regarding the interpretation and application of current or futures PRC laws and regulations.

Since we are deemed to be foreign persons or foreign funded enterprises under PRC laws and cannot directly invest in telecommunications companies, we operate our IVR, call center and telecom value-added services business in China through operating companies or variable interest entities (VIEs) owned by PRC citizens. We control these companies and operate these businesses through contractual arrangements with the respective operating companies and their individual shareholders, but we have no equity control over these companies. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. In the opinion of our in-house PRC legal counsel, our current ownership structure, the contractual arrangements among our wholly owned subsidiaries and the operating company and their shareholders comply with all existing applicable PRC laws, rules and regulations. Because this structure has not been challenged or examined by PRC authorities, they have not commented on it and uncertainties exist as to whether the PRC government may interpret or apply the laws governing these arrangements in a way that is contrary to the opinion of our in-house PRC counsel. If we, or the operating companies, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

•	Levying fines
•	Confiscating income
•	Revoking licenses
•	Shutting down servers or blocking websites
•	Requiring a restructure of ownership or operations
•	Requiring the discontinuance of wireless VAS and online advertising businesses

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

The PRC government may prevent us from advertising or distributing content that it believes is inappropriate.

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

Our gaming, telecom and VAS businesses are highly dependent on our computer and telecommunications equipment and software systems. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could adversely affect our business, results of operations or financial condition. Our future success also depends on our ability to enhance existing software and systems and to respond to changing technological developments. If we are unable to successfully develop and bring to market new software and systems in a timely manner, our competitors’ technologies or services may render our products or services noncompetitive or obsolete.

RISKS RELATED TO OUR COMMON STOCK

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources. Our failure to comply could adversely affect our stock price.

We have rapidly grown by acquisition during 2004 and 2005. We do not integrate the business operations of our target companies and therefore have separate administration and accounting personnel at each subsidiary location. Due to the number of new subsidiaries we have acquired, we have faced significant challenges with the timely reporting of information necessary to complete the financial statements to be filed with the Securities and Exchange Commission. Furthermore, concerns about our stock option granting practices and recording of such grants, have led to the withdrawal of the previously issued audit reports for December 31, 2005 and 2004 by our previous independent auditors, Clancy and Co., P.L.L.C. These actions have required us to re-evaluate our disclosure controls and procedures and conclude that they are ineffective. We have sought to improve our existing disclosure controls and procedures and to that end, have substantially increased our accounting and administrative resources. Our failure to timely file our annual and quarterly reports may have an adverse affect on our stock price and may put our common stock in jeopardy of being delisted.

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

If the audit reports for the fiscal years ended December 31, 2005 and 2004 are not reinstated by our previous auditors, or re-issued by our new auditors, in a timely manner, our common stock may be delisted.

In March 2007, our prior independent registered accountants, Clancy and Co., PL.L.C., withdrew its audit reports for the fiscal years ended December 31, 2005 and 2004. As a result, our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, is deficient for lack of audited reports, and on March 30, 2007, we received a notice of delisting and deficiency from The NASDAQ Stock Market addressing notifying us of such deficiency. If we are unable to provide restated financial statements for the relevant periods that are satisfactory to enable Clancy to reinstate its audit reports, or we are unable to have the financial statements for the relevant periods re-audited by our new auditors, Kabani & Company, Inc., to be included in our Annual Reports for the fiscal year ended December 31, 2006 and 2005, within the time frame required by NASDAQ, our common stock could be delisted.

We issued $8,000,000 in convertible debentures due in 2009, or possibly earlier, which we may not be able to repay in cash and could result in dilution of our basic earnings per share.

In March 2006, we issued $8 million in convertible debentures due March 2009. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain events. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages or other amounts, which shall become immediately due and payable. In 2007, we began to redeem up to $363,638 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We may choose to pay such redemption amount in cash, or, subject to meeting certain conditions, we may pay all or a part of the redemption amount in shares of common stock. We may not have enough cash on hand or have the ability to access cash to pay the redemption amount, or upon acceleration of the debenture in the case of an event of default, or at maturity. In addition, the redemption of the debentures with our shares or the conversion of the debentures into shares of common stock could result in dilution of our basic earnings per share.

We may have to pay liquidated damages and our debenture may be declared in default if we are unable to re-instate use of the prospectus contained in our Registration Statement on Form S-1

On March 27, 2007, we suspended use of the prospectus contained in our Registration Statement on Form S-1 (File No. 333-134127) that was declared effective on December 8, 2006, due to the lack of fiscal year end 2005 and 2004 audited financial statements. As a result 3,152,228 shares of common stock registered there under, are not freely tradable upon resale. Under the terms of our registration rights agreement with the holders of the debentures, we are subject to paying liquidated damages equal to 2% of the debenture amount on a monthly basis, up to a maximum of 20% per holder, in the event we suspend use of the prospectus for longer than 15 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period. Moreover, at the election of the debenture holder, our debenture could be declared in default, resulting in acceleration of the amounts due, if such suspension continues more than 20 consecutive trading days or 60 non-consecutive trading days during any 12-month period. We cannot assure you that none of the debenture holders will declare our debentures in default and demand acceleration of the debenture. We may not have cash on hand, or have the ability to access cash to pay the debenture in full if such a demand is made. If the debenture holders refuse to negotiate with us, our failure to pay upon, demand could result in the debenture holders bringing claims against us for payment, which may include severe penalty payments. If they are successful in such claims, we may suffer significant losses, which may severely curtail our ability to continue business operations.

The price of our stock has fluctuated in the past and may continue to do so.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results
•	Announcements that our revenue or income are below analysts' expectations
•	General economic slowdowns
•	Changes in market valuations of similar companies
•	Sales of large blocks of our common stock
•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments
•	Fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of companies with primarily international-based operations

Future sales of shares could have an adverse effect on the market price of our common stock

As of December 31, 2006, we had 11,538,664 shares of common stock outstanding, which shares will be available to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. On March 27, 2007, we suspended the use of the prospectus contained in our Registration Statement on Form S-1 that was declared effective with respect to 3,152,228 shares of our common stock was suspended. These shares are no longer freely tradable without restriction or further registration, unless such sales can be made pursuant to an available exemption under the Securities Act. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock.

As of December 31, 2006, we had stock options outstanding to purchase an aggregate of 370,500 shares of common stock, those options are exercisable. We also have warrants outstanding to purchase 1,007,138 shares of our common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our common stock. Further, in March 2006, we completed a private placement of $8,000,000 in convertible debentures. The debentures are convertible into shares of common stock at an initial fixed conversion price of $10.00, subject to adjustments. In the event that any future financing should also be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE

ITEM 2. PROPERTIES

A description of our property is as follows:

CHINA - We maintain our corporate headquarters at 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China. Postal Code: 100028; and our Shenzhen Accounting center located at Room 4203, Jinzhonghuan Business Building, Futian District, Shenzhen, China;  Postal Code: 518040. Both properties were purchased in 2006.

HONG KONG - We maintain our Hong Kong office and development center at Room 2702, Richmond Commercial Building, 107-111 Argyle Street, Mongkok, Kowloon, HK.

UNITED STATES - We moved our USA office from Minnesota to: 655 N. Central Ave., 17th Floor, Glendale, CA 91203, USA and 416 Production Street North, Aberdeen, SD 57401, USA.

Locations	Area (Square Feet)
PacificNet Beijing Office: 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China, Postal Code: 100028 Tel:86-010-59225000	11,324
PacificNet Shenzhen Office: Room 4203, Jinzhonghuan Business Building, Futian District, Shenzhen, China Postal Code: 518040	4,950
Room 2702, Richmond Commercial Building, 107 -111 Argyle Street, Mong Kok, Kowloon, Hong Kong	637
655 N. Central Ave., 17th Floor, Glendale, CA 91203, USA; and 416 Production Street North, Aberdeen, SD 57401, USA	200

We believe that our offices are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

1. Legal Proceeding and Judgment Against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan,  and Mr.Wu Yi Wen

On August 12, 2006, we commenced a law suit in the High Court of the Hong Kong Special Administrative Region ("HKSAR") against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan, (PRC ID: 440112195706120967,  Residential Address: Room G6-305, West Garden, FuLiHuanShi, HuanShi West Road, LiWan District, Guangzhou, Guangdong, China)  and Mr.Wu Yi Wen, (PRC ID: 440106196412220919, Residential Address: Room 906, Number 15, SiHeng Road Number 2, TianHe YuanChun, Guangzhou, Guangdong, China) for failure to pay amounts owed under a promissory note.  On May 15, 2005, we loaned RMB2,000,000 ("Debt Sum") to Yueshen to cover operating costs, evidenced by a promissory note due on November 15, 2005.  Ms. Kuan and Mr. Wen guaranteed repayment of the note by Yueshen.  The Debt Sum together with the agreed interest rate calculated at 6% per annum was due on November 15, 2005.

On March 28, 2007, the High Court of HKSAR had adjudged that the three defendants should pay us the Debt Sum together with interest sum at the rate of 6% per annum from  May 15, 2005 to  March 28, 2007, and additional interest charged at the rate of 5% per annum for the Debt Sum and accrued interest within 90 days overdue and thereafter at the judgment rate until payment and fixed costs of HK$3,405.
2. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc.  (NYSE:JCI) (www.jci.com )

On January 19, 2007, Johnson Controls Hong Kong Limited filed a claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of trane water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

In connection with the claim, PacificNet Power reviewed a letter from its client, China Weal Property Management Ltd., dated January 22, 2007 stating that the construction work by JCHKL had not been completed as of the date of the letter, and that certain violations itemized in a  letter issued by the Hong Kong Environment Protection Department  (EPD) (Noise Abatement Notice No. N806030) addressed to JCHKL with respect to acoustic problems with JCHKL’s equipment had not been abated.  Further, JCHKL was to pay penalties between  HK$100,000 and HK$200,000 assessed by the JCHKL for failing to fix the noise problem on the roof of Fortress Tower.

The board of directors of PacificNet Power Limited has reviewed the case with its client, China Weal Property Management Ltd., and our Hong Kong legal counsel and it is our belief that the project work undertaken JCHKL is defective in numerous aspects, as evidenced by the letter from government letter issued by EPD.  As a result, we believe the construction work was not been completed by JCHKL, and therefore, JCHKL is not entitled to payment for its services.

On February 7, 2007, we instructed our Hong Kong legal counsel to issue a Defense and Counterclaim to JCHKL to counter-claim that ( i) JCHKL's construction work has not complied with the applicable rules and regulations of various government authorities in Hong Kong; (ii) the Chiller System provided by JCHKL was defective and merchantable unfit and JCHKL has failed and/or refused to rectify such defective works; and (iii) JCHKL shall return the work deposit in the amount of  HK$1,500,000 to PacificNet Power Limited and shall compensate and keep PacificNet Power Limited indemnified against all the loss and damages suffered as a result of any claims from the China Weal Property Management Ltd, the employer and the potential tenants of Fortress Tower.

The case is under review by Hong Kong High Court and we have not received any judgment from the High Court of the Hong Kong Special Administrative Region as of date of this report. We are currently proceeding with discovery and counter-claims, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on December 15, 2006 at the Company's executive offices located at 23rd Floor, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, and Beijing, China for the following purposes:

1.	To elect seven (7) directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified
2.	To ratify the appointment of Clancy and Co., P.L.L.C. as the Company's independent auditors
3.	To approve the amendments to the Company’s 2005 Stock Option Plan
4.	To transact any other business as may properly be presented at the Annual Meeting or any adjournment or postponement thereof

At such meeting the followings proposals were voted and resolved:

1.
The following directors were elected to the Board of Directors of Company, after each receiving a plurality of the votes cast: 1. Tony Tong (7,009,454 votes or 60.05% voted for), 2. Victor Tong (7,007,814 votes or 60.04% voted for), 3. ShaoJian (Sean) Wang (6,986,279 votes or 59.86% voted for), 4. Tao Jin (7,007,328 votes or 60.04% voted for), 5. Peter Wang (7,006,689 votes or 60.03% voted for), 6. Michael Chun Ha (7,007,178 votes or 60.03% voted for), 7. Jeremy Goodwin (7,007,332 votes or 60.04% voted for)

2.
Ratification and approval of the appointment of Clancy and Co., P.L.L.C. as the Company's independent auditors: 6,982,952 shares of the Company's common stock, constituting a 59.83% majority of the shares of common stock present in person or by proxy entitled to vote at the meeting voted in favor of this proposal while 59, 635 voted against and 95, 491 votes abstain

3.
Approval of the amendments to the Company’s 2005 Stock Option Plan: 1,738,412 shares of the Company's common stock, constituting a 14.89% majority of the shares of common stock present in person or by proxy entitled to vote at the meeting voted in favor of this proposal while 320, 368 voted against, 108,980 abstained and there were 4,970, 319 broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

As of October 6, 2005, our common stock was listed on the NASDAQ National Market under the symbol "PACT". Prior to that time, our common stock was listed on the NASDAQ Capital Market under the same symbol. The following table sets forth the range of high and low bid prices of common stock reported by NASDAQ in each fiscal quarter from January 1, 2005 to December 31, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	HIGH	LOW
FISCAL 2005
Quarter Ended March 31, 2005	$11.34	$6.46
Quarter Ended June 30, 2005	$10.23	$6.71
Quarter Ended September 30, 2005	$9.00	$6.85
Quarter Ended December 31, 2005	$8.48	$6.30
FISCAL 2006
Quarter Ended March 31, 2006	$8.88	$6.57
Quarter Ended June 30, 2006	$9.08	$7.01
Quarter Ended September 30, 2006	$7.65	$4.50
Quarter Ended December 31, 2006	$6.98	$4.20
FISCAL 2007
Quarter Ended March 31, 2007	$7.6	$4.8

HOLDERS OF RECORD

As of March 31, 2007, there were 172 record holders of our common stock. However, the total number of beneficial holders is unknown as they hold our common stock in street name.

DIVIDENDS

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Remaining available for further issuance under equity compensation plans
Equity compensation plans approved by security holders (under 1998 Stock Option Plan) (1)	370,500	$2.00	0
Equity compensation plans approved by security holders (under 2005 Stock Option Plan) (2)	-	-	2,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) Reflects options granted and available for issuance under the 1998 Stock Option Plan.

(2) Reflects options granted and available for issuance under the 2005 Stock Option Plan.

STOCK PRICE PERFORMANCE PRESENTATION

The following chart compares the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the NASDAQ Stock Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 3669 (Communications Equipment):

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the period covered by the report that were not previously reported on a Form-8K or Form 10-Q.

REPURCHASES OF COMPANY COMMON STOCK

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 13, 2006	24,200	$5.13	NONE	$562,385

(1) On March 13, 2006, we repurchased 24,200 restricted shares of our common stock from Yueshen, a subsidiary of Shanghai Classic for a repurchase price of RMB 1,000,000 (approximately USD$124,223 using exchange rate of 1USD= 805 RMB). The shares repurchased were proposed by Yueshen and has been unanimously agreed by both parties.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the following subsection - Results of Operations as set out in this Annual Report on Form 10-K.

The table below sets forth a summary of our selected financial data for each of the years ended December 31, (amounts in thousands except per share amounts):

	2006	2005	2004	2003	2002
		(restated)	(restated)	(restated)
Statement of Operations Data:
Total revenue	$42,738	$17,186	$11,071	$1,178	$2,319
Cost of revenues	(36,217)	(12,950)	(7,406)	(672)	(1,787)
Operating expenses	(20,509)	(3,947)	(4,569)	(1,986)	(3,176)
Earning/(loss) from operations	(13,988)	289	(904)	(1,475)	(2,644)
Earnings/(loss) available to common stockholders	(20,093)	2,207	(472)	(1,409)	(2,921)
Basic earnings/(loss) per share	(1.78)	0.22	(0.06)	(0.27)	(0.70)
Diluted earnings/(loss) per share	(1.78)	0.21	(0.06)	(0.27)	(0.70)

Shares used in computing earnings
Basic weighted average shares	11,258,547	10,154,271	7,268,374	5,234,744	4,191,816
Diluted weighted average shares	11,258,547	10,701,211	8,241,996	5,234,744	4,191,816

Balance Sheet Data:
Cash and cash equivalents	$1,900	$3,487	$6,353	$3,781	$3,694
(excludes restricted cash)
Working capital	(335)	10,638	12,617	1,187	3,081
Total assets	41,882	44,598	32,660	7,740	4,314
Total stockholders’ equity	14,928	31,785	25,310	2,509	3,253

FORWARD-LOOKING STATEMENTS This annual report on Form 10-K, as amended, contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:

•	The impact of competitive products
•	Changes in laws and regulations
•	Adequacy and availability of insurance coverage
•	Limitations on future financing
•	Increases in the cost of borrowings and unavailability of debt or equity capital
•	The inability of the Company to gain and/or hold market share
•	Exposure to and expense of resolving and defending liability claims and other litigation
•	Consumer acceptance of the Company's products
•	Managing and maintaining growth
•	Customer demands
•	Market and industry conditions
•	The success of product development and new product introductions into the marketplace
•	The departure of key members of management
•	The effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission

Regarding one of our subsidiaries, for example, Epro is engaged in the business of providing outsourced call center services with over 15 years of field experience in China. The factors that could affect current and future results are as follows:

•	Insufficient sales forces for business development & account servicing
•	Lack of PRC management team in operation
•	Less familiarity on partners' product knowledge
•	Deployment costs of a new HR application and the costs to upgrade the call center computer system
•	Increasing operations costs (cost of salaries, rent, interest rates & inflation) under rising economy in Hong Kong
•	Insufficient brand awareness initiatives in the market
•	salary increases due to an active labor market in Hong Kong and GuangZhou
•	Increasing competition of call center solutions in the Hong Kong and PRC markets

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collected ability of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for doubtful accounts to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that our trade receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to income, thereby reducing our net profit. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123-R, Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation expense recognized for year 2006, includes the applicable amounts of: (a) compensation expense of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in pro forma footnote disclosures), and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for periods prior to January 1, 2006, have not been restated. See Note 1 for further details.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUES

Revenues for the year ended December 31, 2006 were $42,738,000, which represents a year-over-year increase of 148.7%. Revenues of $17,186,000 for the year ended December 31, 2005 have been reclassified from $44,341,000 as reported in previous year for comparative purposes, as a result of certain discontinued operations and assets held for disposition identified in Note 16 to consolidated financial statements under Item 15 below.

The increase in revenues was mainly due to the growth in Products (Telecom & Gaming) and Other Business Groups, which posted a year-over-year increase of 712% and 356% respectively. In aggregate, the newly acquired subsidiaries during 2006 contributed to 10% of the total revenues. Revenues for the fourth quarter of the year were $9,573,000, an increase of 989% as compared to $4,812,000 for the fourth quarter of 2005; or a decrease of 11.2% as compared to $10,785,000 for the third quarter of the year. Segmented financial information of the four business operating groups is set out below followed by a brief discussion of each business group.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

For the year ended December 31, 2006 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total ($)
Revenues	14,146	1,555	23,385	3,652	42,738
(% of Total Rev)	(33.1%)	(3.6%)	(54.7%)	(8.5%)	(100%)
Earnings / (Loss) from
Operations	676	(44)	(1,053)	(13,567)	(13,998)

For the year ended December 31, 2005 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total ($)
Revenues	13,505	0	2,880	801	17,186
(% of Total Rev)	(78.6%)	(0.0%)	(16.8%)	(4.7%)	(100%)
Earnings / (Loss) from
Operations	1,515	0	271	(1,497)	289

 (1) OUTSOURCING SERVICES

Revenues for the year ended December 31, 2006 were $14,146,000, a year-over-year increase of 5% from $13,505,000 for the year ended December 31, 2005. Outsourcing services revenues made up 36.8% of the Company's total revenues for the fourth quarter of the year primarily due to 13% growth in the call center related revenues as compared to the same period in 2005. Revenues from outsourcing services for the fourth quarter of the year were $3,833,000, an increase of 5% as compared to $3,645,000 for the fourth quarter of 2005; or an increase of 3% as compared to $3,733,000 for the third quarter of 2006.

During 2006, the outsourcing contract center in Hong Kong was close to full utilization. Pricing was highly competitive but demand for outbound calling lists, in-sourcing operators and sub-contract call center facilities management, for American Express and MetLife, remained strong. New contracts won during the year included customer service operation management training for NanJing Airlines, web-based quality management services and supplier quality management services for McDonalds Corporation, and CRM consulting and call center training services for China Telecom's Xinjiang Branch and China Unicom's Shanghai Branch. Under the project service agreement, the Company will enhance the CRM service level and telemarketing management capability of China Unicom's customer service center called the "10010 Information Hotline."

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Revenues for the year ended December 31, 2006 were $1,555,000 as compared to $0 for the year ended December 31, 2005 as a result of reclassifications induced by Note 16. Our acquisitions in 2006 contributed to the increase in revenues and made the company a major mobile internet contents provider in China. Revenues from VAS for the fourth quarter of the year were $1,448,000, a sequential increase of 4,520% from $40,000 for the third quarter of 2006. VAS revenues made up 13.9% of the Company's total revenues for the fourth quarter of the year.

(3) PRODUCTS (TELECOM & GAMING)

Revenues for the year ended December 31, 2006 were $25,948,000, a year-over-year increase of 707% from $3,216,000 for the year ended December 31, 2005. Revenues from the products group for the fourth quarter of the year were $5,124,000, an increase of 735.9% as compared to $613,000 for the fourth quarter of 2005; or a decrease of 20% as compared to $6,411,000 for the third quarter of 2006. The revenues made up 49.2% of the Company's total revenues for the fourth quarter of 2006.

During the year, substantially all of the products group revenue derived from the Company’s mobile phone distribution business in Greater China. The Company owned one of the largest on-line mobile phone distribution portal in China and was one of the top five largest mobile phone wholesalers in Hong Kong. New agreements had been entered into with Motorola to become its designated channel partner and after-sale service provider for Motorola mobile products and accessories in China. Economies of scale continued to drive year-over-year revenue increase of the products group.

Also included in the products group was the Company’s high potential gaming technology business. In spite of rather insignificant revenue contribution in 2006, the acquisition of Able Entertainment in Macau, along with its exceptionally talented R&D team in Zhuhai, by PacificNet Games Limited (PacGames) during the year had given the Company major first movers advantage into the fast growing Asian gaming technology provider market. With PacGames’ world class multi-player electronic table game machines customized to the taste of Asian gaming customers, the Company has managed to build up excellent relationships with leading casino operators in Macau and the rest of Asia in no time.

(4) OTHER BUSINESS

Revenues for other business for the year ended December 31, 2006 was $3,652,000, an increase of 356% as compared to $801,000 for the year ended December 31, 2005. Incremental revenues were largely derived from new air conditioning installation contracts won by the Company’s subcontracting business in Hong Kong.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the year ended December 31, 2006 was $36,217,000, which represents a year-over-year increase of 180%. Cost of revenues of $12,950,000 for the year ended December 31, 2005 have been reclassified from $33,440,000 as reported in previous year for comparative purposes, as a result of certain discontinued operations and assets held for disposition identified in Note 16 to consolidated financial statements under Item 15 below.

The increase in the cost of revenues was directly associated with the corresponding increase in revenues. Cost of revenues, as a percentage of revenues, was 85% for the year ended December 31, 2006 as compared with 75% for the year ended December 31, 2005. The improvement in cost of revenues was attributable to the Company’s constant pursuit of higher margin businesses. The cost of revenues in services and product sales for the year ended December 31, 2006 increased year-over-year by 34% and 66% respectively.

Gross profit for the year ended December 31, 2006 was $6,521,000, which represents a year-over-year increase of 54% resulting from our newly acquired subsidiaries in 2006 and call centre business. Gross profit of $4,236,000 for the year ended December 31, 2005 have been reclassified from $10,901,000 as reported in previous year for comparative purposes, as a result of certain discontinued operations and assets held for disposition identified in Note 16 to consolidated financial statements under Item 15 below. Gross profit for the fourth quarter of the year was $1,899,000, a year-over-year increase of 10% from $1,724,000 for the same period in 2005; or a sequential increase of 72% for the third quarter of 2006. Gross margin was 15% for the year ended December 31, 2006, compared to 25% for the year ended December 31, 2005.

Going forward, improvement of gross margin is expected to continue as a result of the new strategic initiative of moving away from the highly competitive legacy telecom business into the new niche gaming technology business. Assistance will be sought from financial advisors and bankers to help dispose of the legacy businesses units, including but not limited to disposition, spin-offs, mergers and sale back to founders.

(1) OUTSOURCING SERVICES

In 2006, year-over-year cost of revenues for outsourcing services increased by 8% to $10,908,000 (2005: $10,095,000). Gross profit was 5% lower at $3,238,000 (2005: $3,409,000). Gross margin for outsourcing services was 25% for the year ended December 31, 2006, as compared to 29% for the year ended December 31, 2005. Gross profit for outsourcing services accounted for 19% of the total gross profit for the year ended December 31, 2006, as compared to 31% for the same period in 2005. Gross profit of $950,000 for the fourth quarter represented a year-over-year reduction of 11% to the same period in 2005; but a sequential increase of 30% as compared to $732,000 for the third quarter of 2006 due to the increasing demand for outsourcing contact center services, especially from the industries of telecom, banking, market research and fast-moving consumer goods, among others. Year-over-year gross profit erosion was primarily due to a combination of aggressive pricing and higher cost of labor in the highly competitive Hong Kong market. Extra call center space and depreciation of newly acquired fixed assets for operations purposes also contributed to a higher cost of revenues. Gross margin for this segment mainly depends on the facilities management services.

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Cost of revenues and gross profit for VAS were $1,138,000 and $416,000 for the year ended December 31, 2006, respectively, as compared to $0 for the year ended December 31, 2005 as a result of reclassifications induced by Note 16 Gross profit for VAS accounted for 6% of the total gross profit for the year ended December 31, 2006, as compared to 0% for the same period in 2005. For the fourth quarter of 2006, VAS gross profit was $118,000 as compared to $0 for the same period in 2005; or a sequential increase of 372% as compared to $87,000 for the third quarter of 2006. The inncrease in year-over-year gross profit is due to a major VAS acquisition in 2006.

(3) PRODUCTS (TELECOM & GAMING)

Increase of 755% in year-over-year cost of revenues for products (telecom & gaming) to $22,002,000 (2005: $2,572,000) was commensurate with its 61% year-over-year revenue growth. Gross profit was 349% higher at $1,384,000 (2005: $308,000) in absolute terms. Gross margin of mobile phone distribution business in China and Hong Kong largely remained steady on a year-over-year basis. Gross profit for products (telecom & gaming) accounted 21% of the total gross profit both for the year ended December 31, 2006 and 2005. Gross profit of $583,000 for the fourth quarter represented a year-over-year increase of 122% as compared to the same period in 2005; or a sequential increase of 163% as compared to $222,000 for the third quarter of 2006

Slight year-over-year gross margin improvement from 7% (2005) to 21% (2006) can be attributed to the newly acquired gaming technology business. Gross margin contribution of the gaming technology provider business was not apparent in 2006 due to its startup nature and had relative insignificant revenue throughout the year.

(4) OTHER BUSINESS

Increase of 666% in year-over-year cost of revenues to $2,169,000 (2005: $283,000) for Other Business is largely driven by subcontracting revenue growth. 95% of cost of revenues in 2006 was attributable to the new installation contracts won by the Company, gross margins of which remained almost steady at 24% from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses (“SG&A”) totaled $5,810,000 for the year ended December 31, 2006, which represents a year-over-year increase of 70%. SG&A was $3,411,000 for the year ended December 31, 2005 which have been reclassified from $5,811,000 as reported in previous year for comparative purposes, as a result of certain discontinued operations and assets held for disposition identified in Note 16 to consolidated financial statements under Item 15 below. The increase in selling, general and administrative expenses reflected the expansion of our operations of which expenses were incurred by our newly acquired subsidiaries and the expansion of the call centre business. In addition to making several key acquisitions in 2006, we laid the foundation for a strong future, by hiring additional personnel in key areas to support our accounting and back-office functions, as well as implemented the systems to allow the Company to better measure the performance of each of its units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentages)	Total for the year ended Dec 31, 2006 ($)	Total for the year ended Dec 31, 2005 ($)	Percentage Change (%)
Remuneration and related	2,880	1,257	129
Office	1,002	904	11
Travel	291	202	44
Entertainment	151	78	93
Professional (legal, audit and consultant)	587	333	76
Audit	313	110	185
Selling	243	88	178
Other	343	439	-22
Total	5,810	3,411	70

(1) OUTSOURCING SERVICES

Selling, General and Administrative expenses for outsourcing services were $2,064,000 for the year ended December 31, 2006, an increase of 22% from $1,694,000 for the year ended December 31, 2005. Due to the increase in the demand for telemarketing and call center services, the Company purchased a call center facility in China, to support the rapidly growing business of the company. However, in order to meet clients’ diversified needs, a wide array of supporting services are provided, including professional inbound services, outbound services, facilities management and insourcing services. The expansion of call centre services also leaded to the increase number of headcounts.

(in thousands, except percentages)	Group 1.
	Outsourcing Services
	For the year ended December 31, 2006 ($)	For the year ended December 31, 2005 ($)	Percentage Change (%)
Remuneration and related expenses	1,207	776	56
Office	535	625	-14
Travel	33	46	-29
Entertainment	39	38	4
Professional (legal, audit and consultant)	83	63	32
Selling	33	4	773
Other	133	142	-6
Total	2,064	1,694	22

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Selling, General and Administrative expenses for VAS were $324,000 for the year ended December 31, 2006, an increase of 27% as compared to $256,000 in 2005 The increase of SG&A expense resulted from acquisitions during the year.

(in thousands, except percentages)	Group 2.
	Telecom Value-Added Services
	For the year ended December 31, 2006 ($)	For the year ended December 31, 2005 ($)	Percentage Change (%)
Remuneration and related expenses	189	76	148
Office	64	50	29
Travel	36	8	363%
Entertainment	20	8	162
Professional (legal, audit and consultant)	0	1	-100
Selling	5	-	N/A
Other	10	113	-91
Total	324	256	27

(3) PRODUCTS (TELECOM & GAMING)

Selling, General and Administrative expenses for products (telecom & gaming) were $789,000 for the year ended December 31, 2006, a significant increase of 1,783% as compared to $42,000 for the year ended December 31, 2005. Increase is primarily due to new acquisitions during the year.

(in thousands, except percentages)	Group 3.
	Products (Telecom & Gaming)
	For the year ended December 31, 2006 ($)	For the year ended December 31, 2005 ($)	Percentage Change (%)
Remuneration and related expenses	315	-	N/A
Office	158	-	N/A
Travel	47	-	N/A
Entertainment	40	-	N/A
Professional (legal, audit and consultant)	20	10	101
Selling	95	-	N/A
Other	114	32	256
Total	789	42	1,783

(4) OTHER BUSINESS

Selling, General and Administrative expenses were $2,634,000 for the year ended December 31, 2006, an increase of 85% as compared to $1,420,000 in 2005. Year-over-year corporate level remuneration related expenses increased from approximately $246,000 to $535,000 as a result of strengthening of internal controls.

	Group 4.
	Other Business
(in thousands, except percentages)	For the year ended Dec 31, 2006 ($)	For the year ended Dec 31, 2005 ($)	Percentage Change (%)
Remuneration and related	1,168	405	189
Office	245	229	7
Travel	175	148	18
Entertainment	51	33	56
Professional (legal and consultant)	485	260	86
Audit	313	110	185
Selling	110	84	32
Other	86	151	-43
Total	2,634	1,420	85

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses were $1,463,000 for the year ended December 31, 2006, which represented 476% increase as compared to the year ended December 31, 2005 of which depreciation and amortization expenses was $254,000.

Depreciation (in thousands, except percentages)	For the year ended December 31,2006 ($)	For the year ended December 31,2005 ($)	Percentage Change (%)
Group 1. Outsourcing Services	67	16	319
Group 2. Telecom Value-Added Services	134	6	2113
Group 3. Products (Telecom & Gaming)	38	-	N/A
Group 4. Other Business	89	-	N/A
Total	328	22	1,391

Amortization (in thousands, except percentages)	For the year ended December 31,2006 ($)	For the year ended December 31,2005 ($)	Percentage Change (%)
Group 1. Outsourcing Services	-	210	-100
Group 2. Telecom Value-Added Services	-	22	-100
Group 3. Products (Telecom & Gaming)	29	-	N/A
Group 4. Other Business	1,106	-	N/A
Total	1,135	232	389

EARNINGS FROM OPERATIONS

Due to substantial negative impact from regulatory changes on mobile value-added service (''MVAS'') in the second half of 2006, the Company had recorded over $4 million of investment impairment, a non-cash nonrecurring item, against the Company's investment in various VAS subsidiaries in Q4 2006 alone.

Disposing or spin-off of the legacy telecom and VAS business units has been an integral part of the Company’s efforts to become a leading Asian gaming technology provider. Management, thus, found making conservative provisions for certain long outstanding receivables with those legacy business units was necessary under the circumstances. As a result, an aggregate of $8 million of allowance for doubtful debts was charged at the year end, in which approximately $6 million was related to long outstanding trade receivables, $1 million related to mostly long outstanding other receivables extended to set up domestic enterprises in China, and the rest $1 million related to subsidiary loans for business development purposes.

Excluding all non-cash and nonrecurring items as set out below, non-GAAP net loss of $1,619,000, as compared to net income of $2,489,000 of the same period last year. Decrease is primarily due to adverse regulatory changes and highly competitive market environments as previously discussed.

	Group 1.	Group 2.	Group 3.	Group 4.	Total for the year ended Dec 31, 2006 ($)	Total for the year ended Dec 31, 2005 ($)
(in thousands)	Outsourcing Services	Telecom Value- Added Services	Products (Telecom & Gaming)	Other Business and Corporate
	($)	($)	($)	($)
Operating profits before non-cash accounting provisions	1,470	6,385	573	-9,180	-752	571
Allowance for doubtful accounts (1)	-402	-0.2	-1,626	-4,145	-6,173	-
Goodwill impairment (2)	-392	-6,429			-6,821	-
Restated Stock-based compensation expenses	-	-	-	-	-	-282
Stock-based compensation expenses (3)	-	-	-	-242	-242	-
Operating profits	676	-44	-1,153	-13,567	-13,988	298

1.
The Company’s policy is to provide 50% and 100% provisions for trade and other receivables over 180 days and 360 days respectively under allowance for doubt accounts. As a result, over $1 million in provisions were made for the aging trade receivable in each of the Company’s legacy mobile phone distribution business unit and subcontracting business unit in Hong Kong, and $0.5 million for the outstanding trade receivable of the Company’s data center business unit. The Company also has a policy to review all other receivables on an individual basis in addition to the aforementioned provision by aging policy. As a result, approximately $2.3 million worth of provisions were provided for potential loss of long outstanding accounts arising either as a result of setting up domestic businesses under private name for operations on behalf of the Company’s subsidiaries in China or specific accounts that are in dispute. Such accounts were considered doubtful should the Company dispose of those legacy business units in the near future as prescribed by its well-publicized business transformation strategy.

2.
Goodwill impairment is primarily due to impairment of $4,294,967 and $391,299 carried for the goodwill of Linkhead and Clickcom. Due to poor market prospects, board meeting minutes of Linkhead indicates that management is instructed to take actions to either liquidate the company or seek willing buyers for the company. Goodwill impairment for Clickcom, on the other hand, was made as the company was dormant as of December 31, 2006

3.	Stock-based compensation expenses of $242,473 are due to adoption of SFAS123R during the year.

INTEREST INCOME / (EXPENSES), NET

In thousands, except percentages	For the year ended December 31,2006 ($)	For the year ended December 31,2005 ($)	Percentage Change (%)
Interest income	162	246	-34
Interest expense	-1,354	-197	587
Interest income/(expense), net	-1,192	49	-2,533

Interest income was $162,000 for the year ended December 31, 2006, a decrease of 34% as compared to $246,000 for the year ended December 31, 2005. The increase is due to 86% ($137,000) of interest income generated from lending and fixed-rate bank deposits. Interest expenses were $1,354,000 for the year ended December 31, 2006, an increase of 587% as compared to $197,000 for the year ended December 31, 2005. Most of the interest expenses were attributed to bank loans and bank overdraft during the year.

Interest Income (in thousands, except percentages)	For the year ended December 31, 2006 ($)	For the year ended December 31, 2005 ($)	Percentage Change (%)
Group 1. Outsourcing Services	-	5	N/A
Group 2. Telecom Value-Added Services	-	-	N/A
Group 3. Products (Telecom & Gaming)	140	152	-8
Group 4. Other Business	21	89	-76
Total	162	246	-34

Interest Expense (in thousands, except percentages)	For the year ended December 31,2006 ($)	For the year ended December 31,2005 ($)	Percentage Change (%)
Group 1. Outsourcing Services	309	156	98
Group 2. Telecom Value-Added Services	1	(0)	N/A
Group 3. Products (Telecom & Gaming)	56	6	841
Group 4. Other Business	988	35	2,723
Total	1,354	197	587

SUNDRY INCOME/EXPENSE

Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries' control and such income does not related to each subsidiaries' core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2005, the non-operating income or sundry income was $445,000 included in Statement of Operations was mainly derived from the consulting services income of $62,000, software service income of $201,000, investment income of $61,000, leasehold income of $40,000 and various others totaling $81,000.

For the year ended December 31, 2006, the non-operating income or sundry income was $105,000 mainly derived from leasehold income of $76,000 and various others totaling $29,000.

Sundry Income (Net) (in thousands, except percentages)	For the year ended December 31,2006 ($)	For the year ended December 31,2005 ($)	Percentage Change (%)
Group 1. Outsourcing Services	1	96	-99
Group 2. Telecom Value-Added Services	0	12	-100
Group 3. Products (Telecom & Gaming)	50	20	150
Group 4. Other Business	54	317	-83
Total	105	445	-76

SHARE OF PROFIT OF ASSOCIATED COMPANIES

We recorded the total gain of $17,000 for the year ended 2006 with respect to $(295,000) for 20% ownership interest in Take1 Technology (Cheer Era Limited), acquired in April 2004, $(19,000) for MOABC, the new acquired subsidiary in October 2006, with 20% ownership interest, and $331,000 for PacGames, acquired 45% ownership interest in September 2006 (we now owned 51% interest of PacGames).

INCOME TAXES

The income taxes expenses for the Company's subsidiaries were $63,000 for the year ended December 31, 2006. The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules. In addition, Guangzhou 3G-WOFE, as a new High Technology Foreign Investment Enterprises and under PRC Income Tax Laws, is entitled to a two-year tax exemption in 2005 and 2006.

Income Tax (in thousands, except percentages)	For the year ended December 31,2006 ($)	For the year ended December 31,2005 ($)	Percentage Change (%)
Group 1.Outsourcing Services	-	67	-100
Group 2.Telecom Value-Added Services	-	-	N/A
Group 3.Products (Telecom & Gaming)	-	-	N/A
Group 4.Other Business	63	26	140
Total	63	93	-33

MINORITY INTERESTS

Minority interests for the year ended December 31, 2006 totaled $153,000. Minority interests represented the interests of third parties in our subsidiaries' results.

NET EARNINGS

Net loss for the year ended December 31, 2006 was $20,093,000 as a result of a number of nonrecurring items. Segmented details are set out below:

Net Earnings (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value- Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total for the year ended Dec 31, 2006 ($)	Total for the year ended Dec 31, 2005 ($)	Percentage Change (%)
Operating profits	676	-44	-1,053	-13,567	-13,988	289	-4,940
Interest income/(expenses), net	309	1	85	-967	1,192	49	-2,533
Loss in change in fair value of warrants	-	-	-	-214	-214	-	N/A
Maximum liquidated damage in connection with convertible debenture covenant breach	-	-	-	-3,817	-3,817	-	N/A
Sundry income	1	0	50	53	104	445	-77
Earnings before Income Taxes, Minority Interest and Discontinued Operations	368	-45	-918	-18,512	-19,106	783	-2,540

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS

Cash resources required to satisfy short and long term contractual obligations as of December 31, 2006 are tabulated below:

Payments Due by Period

Contractual Obligations (in thousands)	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$855	$855	--	--
Bank Loans	$2,211	$576	$866	$769
Operating leases	$1,444	$680	$764	--
Capital leases	$244	$120	$124	--
Total cash contractual obligations	$4,754	$2,231	$1,754	$769

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of December 31, 2006. Further, the Company had not engaged in any non-exchange trading activities during 2006.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Net cash and cash equivalents at December 31, 2006 were approximately $1.9 million, a decrease of approximately $1.6 million compared to December 31, 2005. This change resulted from cash used in operations of ($11.9) million, cash used in investing activities of $0.3 million and cash provided by financing activities of $8.4 million.

Significant components of cash flows from operations are as follows:

(Amounts in millions)
Net loss	$(20.09)
Non-cash and/or nonrecurring items	20.65
Other changes in assets and liabilities	(9.45)
Net cash used in operations	$(8.89)

Other significant sources (uses) of cash during 2006 were $7.5 million proceeds from issuance of convertible debenture, bank loan advances of $0.9 million, $0.2 million proceeds from the issuance of common stock, $2.6 million used in purchases of office properties in China and equipment, $0.7 million used in acquisition of and advancing loans to subsidiaries, and $0.3 million used in corporate development including debt repayments and purchases of treasury stock.

WORKING CAPITAL

The Company's working capital decreased by 103% to negative $335,000 at December 31, 2006, as compared to $10,638,000 at December 31, 2005. The decrease in working capital primarily resulted from $1,587,000 (46%) decrease in cash and cash equivalent, and the increase of $8,000,000 in convertible debentures.

ISSUANCE OF COMMON STOCK

During the year ended December 31, 2006, the Company had the following equity transactions (i) 394,000 shares as a result of exercise of stock options with cash consideration of $237,000; (ii) 618,112 shares for acquisition of subsidiaries valued at $4,346,000; and (iii) 275,000 shares returned by ChinaGoHi valued at $1,672,000, due to a termination agreement signed with ChinaGoHi in November 2006 (as filed in an 8K dated November 28, 2006); (iv) repurchase of 24,200 shares from Yueshen with a market value of $124,223.

FUTURE LIQUIDITY NEEDS

As of December 31, 2006, we had approximately $1,900,000 in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand; cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

On February 06, 2007, our subsidiary, PacificNet Games Limited (PacGames) entered into a definitive agreement for a $5 million financing in the form of secured convertible debt with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds from the financing will be used to provide PacGames with additional working capital in expanding its gaming technology operations, funding for strategic acquisitions in China and funding for general corporate purposes.

The $5 million convertible debt issued by PacGames to Pope, matures on February 6, 2010, and may be converted into 26% to 32% ownership interest in PacGames based on reaching certain net income milestones during fiscal year 2007 The interest rate on the convertible debt will initially be set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INFLATION

Inflation has not had a material impact on the Company's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Chinese renminbi ("RMB"). The value of the RMB-to-U.S. dollar or Hong Kong dollar-to-United States dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the renminbi from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. Although a devaluation of the Hong Kong dollar or renminbi relative to the United States dollar would likely reduce the Company's expenses (as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or renminbi relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. For fluctuations in period to period exchange rates, the translation adjustment is required to translate from local functional currency to the USD reporting currency (not RMB to HKD to USD). The Company has never engaged in currency hedging operations and has no present intention to do so.

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

•
The Company's business is characterized by rapid technological change, new product and service development, and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

•
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

•	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

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

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China Revenues and income from gaming products, call center and telecom value-added services tend to be higher in the fourth quarter due to special holiday promotions. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the gaming and VAS can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

Sales of our gaming machines to Macau and other Asian casinos and gaming operators are generally strongest in Q3 and Q4 and slowest in the Chinese New Year holiday season in Q1. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators and gaming operators than in other quarters, when a game or platform that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. In addition, as further technology advancements become available for the gaming industry, replacement or conversion of gaming machines will be impacted once any such advanced technology is approved by regulators.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the report and notes, are attached hereto following the signature page beginning on Page F-1.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets - As of December 31, 2006 and 2005, (unaudited/restated)	F-2
Consolidated Statements of Operations - For the Years Ended December 31, 2006, December 31, 2005 (unaudited/restated) and December 31, 2004 (unaudited/restated)	F-3
Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 2006, December 31, 2005 (unaudited/restated) and December 31, 2004 (unaudited/restated)	F-4
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006, December 31, 2005 (unaudited/restated) and December 31, 2004 (unaudited/restated)	F-5
Notes to Consolidated Financial Statements	F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 25, 2007, we reported on a Current Report on Form 8-K that our independent public accounting firm, Clancy & Co. P.L.L.C. (“Clancy”), resigned as of January 19, 2007. We also reported and Clancy confirmed and agreed in a letter to the SEC that was filed as an exhibit to the Current Report on Form 8-K/A filed on February 8, 2007 that there were no disagreements between Clancy and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years of the Company ended December 31, 2004 and 2005 and subsequently up to the date of resignation which disagreements, if not resolved to Clancy’s satisfaction, would have caused Clancy to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements. None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2004 and 2005 and subsequently up to the date of resignation. Clancy's auditors' report on the financial statements of the Company as of December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, and such audit report was not qualified or modified as to uncertainty, audit scope or accounting principles.

After Clancy’s resignation, on March 12, 2007 we received an e-mail communication from Clancy to which was attached a letter dated February 17, 2007 (“March 12 Letter”). Clancy has stated that the March 12 Letter was initially sent on February 17, 2007 by regular mail to our Beijing, China headquarters, however, we did not receive the letter until it was forwarded in the March 12, 2007 e-mail communication. The March 12 Letter suggested that certain of the criteria by which an option grant date is determined may not have been satisfied in connection with our fixing of the grant date for options. The communication did not include any particular factual information - including which criteria were in question or which option grants might be involved - that would assist the audit committee of our board of directors in determining whether the financial statements for any of the preceding three fiscal years should no longer be relied upon due to an error in our method of accounting for stock option grants. After receipt of the communication, the Company’s Audit Committee and Compensation Committee convened a telephonic meeting on March 17, 2007, at which all members of the Board of Directors, the Company’s executive officers and the Company’s legal counsel attended. As a result of this meeting, the Audit Committee has commissioned an independent investigation to address all the issues raised by Clancy. Subsequently, by letter dated March 16, 2007 Clancy withdrew its audit reports for the fiscal years ended December 31, 2004 and 2005.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed as of the period ended December 31, 2006, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were inadequate, need to be strengthened and were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms

During the year, the Company took various steps to maintain the accuracy of our financial disclosures, and improve company internal controls over financial reporting. An internal control team lead by senior managers has been established to review our entire internal control system, including but not limited to risk identification, control procedure setup, staff training, segregation of incompatible job duties, design of management reporting system, definition and delegation of signing authority, establishment of documentation system and implementation of a company-wide ERP system.  It is our expectation that the implementation of these procedures and systems will assist us in making our disclosure controls and procedures and internal controls over financial reporting effective.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of March 31, 2007:

Name	Age	Title
Tony Tong	38	Chairman and Chief Executive Officer
Victor Tong	36	President, Secretary, and Director
Daniel Lui	43	Chief Financial Officer
Shaojian (Sean) Wang	41	Director
Peter Wang	51	Independent Director (1)(3)
Michael Ha	36	Independent Director (2)(3)
Jeremy Goodwin	33	Independent Director (1)(3)
Tao Jin	38	Independent Director (1)(2)(3)
Mike Fei	38	Company Secretary and General Counsel
____________
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

MR. VICTOR TONG, age 36, is the President of PacificNet, and has served on our board as an Executive Director since 2002. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture, NYSE:ACN), American Express Financial Advisors (IDS), 3M, and the Superconductivity Center at the University of Minnesota. In 1994, Mr. Victor co-founded Talent Information Management ("TIM"), a leading internet application development and consulting company in Minnesota. PacificNet.com was originally founded as an operating division of TIM. In 1997, Mr. Tong successfully sold GoWeb, an internet consulting division of TIM to Key Investment, a leading technology and media investment company owned by Vance Opperman, a billionaire in Minnesota who founded West Publishing. Mr. Tong became the President of KeyTech, a leading information technology consulting company based in Minnesota. In 1999, he was recognized in "City Business 40 Under 40" as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award and graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Tong was an adjunct professor at the College of Software of Beihang University, one of the top software colleges in China. Victor Tong is the brother of Tony Tong.

MR. DANIEL LUI, age 43, has served as Chief Financial Officer since March 1, 2007. Mr. Lui joined PacificNet with over 17 years of professional and commercial accounting experience, 7 years of which was in Mainland China. He carries the credentials of Chartered Accountant (Alberta, Canada) and CPA-inactive (Washington, USA). Mr. Lui was Vice President of Finance and Company Secretary of Fiberxon Inc., a leading communications subsystem maker, where he was in charge of Fiberxon’s Finance, Company Secretarial, and Information Technology departments from 2002 to 2007. Prior to joining Fiberxon, Mr. Lui was Chief Financial Officer of China Motion NetCom Ltd., a wholly owned subsidiary of China Motion Telecom International Limited, a Hong Kong Exchange listed company, engaged in long distance call resale business from 2000 to 2001.  Prior to that, Mr. Lui was Financial Advisory Services Manager of PricewaterhouseCoopers and Auditor at KPMG. Mr. Lui received his Bachelors of Business Administration degree from the University of Hawaii at Manoa in 1987 and Masters of Business Administration from University of Alberta in Canada in 1994.

MR. SHAOJIAN (SEAN) WANG, age 41, has served on our board as a Director since 2002. From 2002 to May 2006, Mr. Wang also served as Chief Financial Officer of PacificNet. Mr. Wang is now President and Chief Operating Officer of Hurray! Holding Co., Ltd. (NASDAQ:HRAY), a NASDAQ-listed Chinese VAS company. Previously, Mr. Sean Wang was COO and acting Chief Financial Officer (CFO) at GoVideo and Opta Corporation, a public listed consumer Electronics Company in the US controlled by TCL, a leading consumer electronics maker in China. From 1987 to 2002, he served as a country manager at Ecolab, Inc. and as the managing director at Thian Bing Investments PTE, Ltd. From 1993 to 2002, Mr. Wang served as managing director of Thian Bing Investments PTE, Ltd. where he managed the Singapore-based company's multi-million dollar investment operations and identified strategic and investment opportunities. Mr. Sean Wang attended Peking University and received a BS in Economics from Hamline University and an MBA from Carlson School of Management, University of Minnesota.

MR. PETER WANG, age 51, has served on our board as an Independent Director since December 24, 2003. Mr. Wang is currently the Chairman and CEO of China Biopharma, Inc. (www.chinabiopharma.com.cn, OTCBB:CPBC, formerly Techedge Inc.), a fast growing developer, producer and distributor of human vaccine products in China, including human vaccines against influenza, hemorrhagic fever, and Japanese Encephalitis. Mr. Wang was a co-founder of Unitech Telecom a telecom equipment manufacturing company (now named UTStarcom, NASDAQ:UTSI). Under his management, UTStarcom created the first digital loop carrier system and installed the first PHS system in China. As an entrepreneur, he has successfully co-founded and built other ventures in the US, including World Communication Group and World PCS, Inc. Mr. Wang has more than 20 years of experience in communication products and services. Mr. Wang is Co-Chairman of Business Advisory Council of the National Republican Congressional Committee. In 2004, Mr. Wang received the Outstanding 50 Asian Americans in Business award for his entrepreneurial achievement and technology leadership in the telecommunications industry. Mr. Wang holds a B.S. in Math & Computer Science and a M.S. in Electrical Engineering from University of Illinois, as well as an MBA in Marketing from Southeast-Nova University.

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

MR. JEREMY GOODWIN, age 33, has served on our board as an Independent Director since December 24, 2004. Jeremy Goodwin is founder of China Diligizer and Managing Partner of 3G Capital Partners. He began his career in 1995 at Mees Pierson Investment Finance S.A. in Geneva, Switzerland where he supported the fund’s private placement/private equity finance team. Noteworthy transactions executed by the group included assistance on the placements of the $1.2 Billion Carlyle Partners II Limited Partnership. In 1997 he went to work for the then parent institution, ABN Amro, in Beijing, China. In 1999, Mr. Goodwin was employed with ING Barings in London as an International Associate. Mr. Goodwin received his BS from Cornell University in 1996 in conjunction with the Institute of Higher International Studies in Geneva, Switzerland. He later pursued his advanced degree with Princeton University with a concentration in Chinese affairs which he completed at the prestigious Nanjing Chinese Studies Center of the Johns Hopkins School of Advanced International Studies. Jeremy is fluent in written and spoken Mandarin Chinese, French and has working knowledge of Dutch.

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

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

We have six members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

BOARD COMMITTEES

The Board of Directors has a Nominating Committee, Compensation Committee and an Audit Committee.

NOMINATING COMMITTEE

The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Michael Ha and Tao Jin are members of the Nominating Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company's Definitive Proxy Statement on October 1, 2006, for its Annual Meeting of Stockholders, which was held on December 15, 2006. The Nominating Committee Charter is not available on the Company’s website. A copy of the Nominating Committee Charter was included in the proxy statement for the Annual Meeting held on December 30, 2005.

COMPENSATION COMMITTEE

Our Compensation Committee currently consists of Messrs. Jeremy Goodwin, Michael Chun Ha, Tao Jin, and Peter Wang, who are all independent directors. The Compensation Committee has a charter which states that it is the responsibility of the Compensation Committee to make recommendations to the Board of Directors with respect to all forms of compensation paid to our executive officers and to such other officers as directed by the Board and any other compensation matters as from time to time directed by the Board. The goal of the Compensation Committee’s policies on executive compensation is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Members of our Compensation Committee of the Board of Directors were Messrs. Goodwin, Ha, Tao and Wang. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The board of directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Tao Jin (Chairman of Audit Committee), Jeremy Goodwin, and Peter Wang, each of whom are considered "independent" under the NASDAQ Stock Market listing standards currently in effect. The board of directors has determined that each of the members of the audit committee qualify as an "audit committee financial expert" under the Securities and Exchange Commission's definition.

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

CODE OF ETHICS

On May 14, 2003, we adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB filed on April 2, 2004. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that the following executive officers and directors failed to timely file Form 4's: Tony Tong failed to timely file Form 4's, one Form 4 reporting the exercise of a stock option and three Form 4's each reporting the grant of stock options; Victor Tong failed to timely file Form 4's, one Form 4 reporting the exercise of a stock option and four Form 4's each reporting the grant of stock options; Shaojian Wang failed to timely file Form 4's, two Form 4's each reporting the exercise of stock options and three Form 4's each reporting the grant of stock options; Michael Chun Ha failed to timely file Form 4's, one Form 4 reporting the exercise of an option and three Form 4's each reporting the grant of stock options; Peter Wang failed to timely file three Form 4's each reporting the grant of stock options; Jeremy Goodwin failed to timely file three Form 4's each reporting the grant of stock options and Tao Jin failed to timely file three Form 4's each reporting the grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, and paid to each of our executive officers listed in the Summary Compensation Table below (the "named executive officers") during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative primarily for the last completed fiscal year, but we have also described compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

The compensation committee currently oversees the design and administration of our executive compensation program.

Objectives and Philosophy

In General. The objectives of our compensation programs are to:

•	Provide our executive officers with both cash and equity incentives to motivate them to further the interests of the company and our stockholders
•	Provide employees with long-term incentives to assist in creating a culture of corporate ownership, which we believe will assist in retaining these employees
•	Provide stability during our growth stage

Generally, the compensation of our executive officers is composed of an annual base salary annual incentive compensation and equity awards in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life and health insurance benefits. In setting base salaries, the compensation committee generally reviews the individual contributions of the particular executive. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time. Our philosophy is to aggregate these elements so that they reach at a level that is commensurate with our size and sustained performance.

Elements of Compensation

Compensation consists of following elements:

Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, and the other elements of the executive officer’s compensation, including stock-based compensation. Our intent is to target executive base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased annually to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Based on publicly available information, we believe that the base salaries established for our executive officers are comparable to those paid by similar companies in our industry.

Annual Bonuses. Our executive officers and certain other employees are eligible for annual cash bonuses, which are paid at the discretion of our compensation committee. The employment agreement with our executive officers do not provide for minimum bonuses. The determination of the amount of annual bonuses paid to our executive officers generally reflects a number of subjective considerations, including the performance of our company overall and the contributions of the executive officer during the relevant period.

Incentive Compensation. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards. Our 2006 Stock Option Plan permits the grant of stock options, restricted stock, stock appreciation rights, and performance-based stock awards. Under power delegated by our Board, the Compensation Committee of the Board has the authority to award incentive compensation to our executive officers, employees, consultants and directors in such amounts and on such terms as the committee determines in its sole discretion.

Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. Incentive compensation is intended to compensate executive officers, employees, consultants and directors for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives are expected to vary depending on the individual executive, but are expected to relate generally to strategic factors such as expansion of our services and to financial factors such as improving our results of operations. The actual amount of incentive compensation for the prior year will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each year. Specific performance targets used to determine incentive compensation for each of our executive officers in 2007 have not yet been determined.

Other Compensation. Each employment agreement provides the executive with certain other benefits, including reimbursement of business and entertainment expenses and housing allowance. Each executive is eligible to participate in all benefit plans and programs that are or in the future may be available to other executive employees of our company, including any profit-sharing plan, thrift plan, health insurance or health care plan, disability insurance, pension plan, supplemental retirement plan, vacation and sick leave plan, and other similar plans. The compensation committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites as it deems advisable. We believe that these benefits and perquisites are typically provided to senior executives of similar companies.

Compensation Committee Report on Executive Compensation

Our compensation committee has certain duties and powers as described in its charter. The compensation committee is currently composed of the four independent directors named at the end of this report, each of whom is independent as defined by the NASDAQ Global Market listing standards.

The compensation committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based upon this review and discussion, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K to be filed with the SEC.

Compensation Committee of the Board of Directors
Michael Ha, Chairman
Jeremy Goodwin
Jin Tao
Peter Wang

This report shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Housing Allowance	Option Awards ($) (1)	All Other Compensation	Total ($)
Tony Tong, Chairman, Chief Executive Officer and Director	2006	$100,000			$21,552		$121,552
Joe Levinson, Chief Financial Officer	2006	$40,000	(2)				$40,000
Victor Tong, President and Director	2006	$48,000		$24,000	$21,552		$93,552

1)
Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123R with respect to 2006. On December 15, 2006, the board of directors cancelled all options granted in 2005 and 2006.

2)	Mr. Levinson resigned as our Chief Financial Officer on February 9, 2007.

Employment Agreements

On March 25, 2003, we entered into an Executive Employment Contract with Victor Tong. Mr. Tong currently serves as our President. The employment agreement provides for Mr. Tong to earn an annual base salary of $48,000 in cash, plus $10,000 in stock compensation annually until January 1, 2006. Mr. Tong is also eligible for an annual bonus for each fiscal year during the term of his contract based on performance standards as the compensation committee may deem appropriate. Mr. Tong is entitled to receive a monthly housing allowance of $2,000 and a monthly automobile allowance of $500. Mr. Tong’s employment contract was renewed for a period of three years through December 30, 2008, starting from the expiration of the previous employment contract which ended on December 30, 2005. Mr. Tong’s annual base salary was also increased to $100,000 on October 29, 2006.

On December 30, 2002, we entered into an Executive Employment Contract with Tony Tong. Mr. Tong currently serves as our Chief Executive Officer. The employment agreement provides for Mr. Tong to earn an annual base salary of $100,000 in cash, plus $60,000 in stock compensation annually until April 1, 2005. Mr. Tong is also eligible for an annual bonus for each fiscal year during the term of his contract based on performance standards as the Board or compensation committee designates. Mr. Tong is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, tax preparation expenses of $2,000 per year, and cash bonus based on our net profit. Mr. Tong’s employment contract was renewed for a period of three years through December 30, 2008, starting from the expiration of the previous employment contract which ended on December 30, 2005.

On August 3, 2006, the Company entered into a consulting services agreement with Levinson Services Partners, of which Joe Levinson, the Company’s former Chief Financial Officer is manager, which set forth Mr. Levinson’s duties as the Chief Financial Officer of the Company and the terms of his compensation. The agreement was for a term of three (3) years commencing on September 5, 2006. The consulting agreement provided that Mr. Levinson was to receive an annual base salary of $120,000, plus stock options to purchase up to 12,000 shares of Company common stock per year, vesting in equal installments over a 10 month period, and stock options granted on an annual basis which vest only if the stock price of PacificNet common stock reaches certain thresholds. Mr. Levinson was also to be reimbursed for expenses. The consulting agreement was terminated as a result of Mr. Levinson’s resignation as Chief Financial Officer on February 9, 2007.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2006, options were issued to the named executive officers to purchase 70,000 shares of common stock in the aggregate. On December 15, 2006, our board of directors decided to cancel all options previously granted in 2005 and 2006, due to the increasing cost to administer stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Tony Tong, CEO	75,000	-	-	$2.00	7-26-2007
Victor Tong, President	75,000	-	-	$2.00	7-26-2007
Joseph Levinson, CFO	-	-	-	-	-

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2006.

	Option Awards
Name/ Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Tony Tong, CEO	90,000	$193,500
Victor Tong, President	90,000	$198,000
Joseph Levinson, CFO	-	-

1998 Incentive Stock Option Plan

 Administration of the 1998 Plan

2,000,000 shares of common stock are reserved under the PacificNet, Inc. 1998 Stock Option Plan (the "1998 Incentive Plan”) for issuance upon exercise of stock options. . The 1998 Incentive Plan provides for a term of ten years from the date of its adoption by the board of directors (unless the Incentive Plan is earlier terminated), after which no awards may be made.   The 1998 Plan may be administered by the Board of Directors or a committee of the Board of Directors (in either case, the "Committee"), which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Plan. Options granted under the 1998 Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options.

 Options

Options granted under the 1998 Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Options may be granted on such terms and conditions as the Committee may determine; provided, however, that the exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and the term of the option my not exceed 10 years (110% of such value and 5 years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of Common Stock covered by ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Transferability of Options.

The Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

Term; Amendments

The 1998 Plan is effective for 10 years, unless it is sooner terminated or suspended. The Committee may at any time amend, alter, suspend or terminate the 1998 Plan; provided that no amendment requiring stockholder approval will be effective unless such approval has been obtained. No termination or suspension of the 2005 Plan will affect an award which is outstanding at the time of the termination or suspension.

Certain Federal Income Tax Consequences

Incentive stock options granted under the 1998 Plan will be afforded favorable federal income tax treatment under the Code. If an option is treated as an incentive stock option, the optionee will recognize no income upon grant or exercise of the option unless the alternative minimum tax rules apply. Upon an optionee's sale of the shares (assuming that the sale occurs at least two years after grant of the option and at least one year after exercise of the option), any gain will be taxed to the optionee as long-term capital gain. If the optionee disposes of the shares prior to the expiration of the above holding periods, then the optionee will recognize ordinary income in an amount generally measured as the difference between the exercise price and the lower of the fair market value of the shares at the exercise date or the sale price of the shares. Any gain or loss recognized on such a premature sale of the shares in excess of the amount treated as ordinary income will be characterized as capital gain or loss.

All other options granted under the 1998 Plan will be nonstatutory stock options and will not qualify for any special tax benefits to the optionee. An optionee will not recognize any taxable income at the time he or she is granted a nonstatutory stock option. However, upon exercise of the nonstatutory stock option, the optionee will recognize ordinary income for federal income tax purposes in an amount generally measured as the excess of the then fair market value of each share over its exercise price. Upon an optionee's resale of such shares, any difference between the sale price and the fair market value of such shares on the date of exercise will be treated as capital gain or loss and will generally qualify for long-term capital gain or loss treatment if the shares have been held for more than one year. Recently enacted legislation provides for reduced tax rates for long-term capital gains based on the taxpayer's income and the length of the taxpayer's holding period.

The foregoing does not purport to be a complete summary of the federal income tax considerations that may be relevant to holders of options or to the Company. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which an optionee may reside, nor does it reflect the tax consequences of an optionee's death.

2005 Equity Incentive Plan

Awards

The 2005 Equity Incentive Plan (the "2005 Plan") provides for the grant of options and stock appreciation rights (“SARs”) of up to an aggregate of 2,000,000 shares of Common Stock to directors, officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2005 Plan.

Administration of the 2005 Plan

The 2005 Plan is administered by the Board of Directors or a committee of the Board of Directors consisting of not less than two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m) (in either case, the “Committee”). Among other things, the Committee has complete discretion, subject to the express limits of the 2005 Plan, to determine the persons to be granted an award, the type of award to be granted, the number of shares of Common Stock subject to each award, the exercise price of each option, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the stock, and the required withholding. The Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would materially and adversely affect the participant. The Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2005 Plan. Notwithstanding the foregoing, the Committee does not have any authority to grant or modify an award under the 2005 Plan with terms or conditions that would cause the grant, vesting or exercise to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Limitation on number of Awards.

 Among other things, in order for the grant of stock options and SARs to qualify as performance-based compensation and be excluded from the Company’s corporate income tax deduction cap of $1,000,000 per year for its Named Executive Officers, as set forth in Section 162(m) of the Code, the stockholders must approve the maximum number of shares of common stock that can be issued to any one person under the Plan in any calendar year. The number of shares of Common Stock for which stock options or SARs may be granted to a participant under the 2005 Plan in any calendar year cannot exceed 500,000.

Options

Options granted under the 2005 Plan may be either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Options may be granted on such terms and conditions as the Committee may determine; provided, however, that the exercise price of an option may not be less than the fair market value of the underlying stock on the date of grant and the term of the option my not exceed 10 years (110% of such value and 5 years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of the Company or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of Common Stock covered by ISOs (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

 Stock Appreciation Rights.

Stock appreciation rights may be granted under our 2005 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. The Committee determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our common stock, or a combination thereof. Stock appreciation rights expire under the same terms that apply to stock options.

Additional Terms

Except as provided in the 2005 Plan, awards granted under the 2005 Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their guardian or legal representative. Each award agreement will specify, among other things, the effect on an award of the disability, death, retirement, authorized leave of absence or other termination of employment. The Company may require a participant to pay the Company the amount of any required withholding in connection with the grant, vesting, exercise or disposition of an award. A participant is not considered a stockholder with respect to the shares underlying an award until the shares are issued to the participant.

Term; Amendments

The 2005 Plan is effective for 10 years, unless it is sooner terminated or suspended. The Committee may at any time amend, alter, suspend or terminate the 2005 Plan; provided that no amendment requiring stockholder approval will be effective unless such approval has been obtained. No termination or suspension of the 2005 Plan will affect an award which is outstanding at the time of the termination or suspension.

Certain Federal Income Tax Consequences

The following is a general summary of the federal income tax consequences under current tax law of options and stock appreciation rights. It does not purport to cover all of the special rules, including special rules relating to participants subject to Section 16(b) of the Exchange Act and the exercise of an option with previously-acquired shares, or the state or local income or other tax consequences inherent in the ownership and exercise of stock options and the ownership and disposition of the underlying shares or the ownership and disposition of restricted stock.

Options. A participant does not recognize taxable income upon the grant of NQSO or an ISO. Upon the exercise of a NQSO, the participant recognizes ordinary income in an amount equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price thereof, and the Company will generally be entitled to a deduction for such amount at that time. If the participant later sells shares acquired pursuant to the exercise of a NQSO, the participant recognizes long-term or short-term capital gain or loss, depending on the period for which the shares were held. Long-term capital gain is generally subject to more favorable tax treatment than ordinary income or short-term capital gain.

Upon the exercise of an ISO, the participant does not recognize taxable income If the participant disposes of the shares acquired pursuant to the exercise of an ISO more than two years after the date of grant and more than one year after the transfer of the shares to the participant, the participant recognizes long-term capital gain or loss and the Company is not be entitled to a deduction. However, if the participant disposes of such shares within the required holding period, all or a portion of the gain is treated as ordinary income and the Company is generally entitled to deduct such amount.

  Stock Appreciation Rights. Generally, no taxable income is realized upon the grant of an SAR. Upon exercise, the holder of the SAR is taxed at ordinary income tax rates on the amount of any cash and the fair market value of any stock received.

In addition to the tax consequences described above, a participant may be subject to the alternative minimum tax, which is payable to the extent it exceeds the participant’s regular tax. For this purpose, upon the exercise of an ISO, the excess of the fair market value of the shares over the exercise price therefore is an adjustment which increases alternative minimum taxable income. In addition, the participant’s basis in such shares is increased by such excess for purposes of computing the gain or loss on the disposition of the shares for alternative minimum tax purposes. If a participant is required to pay an alternative minimum tax, the amount of such tax which is attributable to deferral preferences (including the incentive option adjustment) is allowed as a credit against the participant’s regular tax liability in subsequent years. To the extent the credit is not used, it is carried forward.

Option Exercises and Stock Vested
The following table summarizes stock option exercises by our named executive officers in 2006.

	Option Awards		Stock Awards
Name/ Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tony Tong, CEO	90,000	$193,500	-	-
Victor Tong, President	90,000	$198,000	-	-
Joseph Levinson, CFO	-	-	-	-

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The compensation committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Non-Employee Director Compensation

Name of Director	Year	Fees Owed or Paid in Cash	Option Awards ($) (1)	All other compensation ($)	Total($)
ShaoJian (Sean) Wang	2006	-	$12,316	-	$12,316
Peter Wang	2006	-	$9,237	-	$9,237
Michael Ha	2006	-	$9,237	-	$9,237
Tao Jin	2006	-	$9,237	-	$9,237
Jeremy Goodwin (2)	2006	$10,000	-	-	$10,000

(1)
Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R). On December 15, 2006, the board of directors cancelled all options granted in 2005 and 2006.

(2)	As per Mr. Goodwin’s request the director fees for 2006 were paid in cash.

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

ANNUAL RETAINER FEE. Each director is paid an annual retainer fee of US$10,000 in the form of common stock or stock options of the Company. Such retainer fee is paid semi-annually in arrears. The number of shares of common stock issued is based on the average closing market price over the ten trading days prior to the end of the six month period that the retainer fee is due.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2006, the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES STOCK BENEFICIALLY OWNED(1)	% OF COMMON STOCK BENEFICIALLY OWNED
Sino Mart Management Ltd. (2) c/o ChoSam Tong 16E, Mei On Industrial Bldg.17 Kung Yip Street, Kwai Chung, NT, Hong Kong	1,851,160	16.04%
ChoSam Tong (3) 16E, Mei On Industrial Bldg. 17 Kung Yip Street, Kwai Chung, NT, Hong Kong	1,861,160	16.13%
Kin Shing Li (4) Rm. 3813, Hong Kong Plaza 188 Connaught Road West, Hong Kong	1,150,000	9.97%
Tony Tong (5)	371,000	3.22%
Victor Tong (6)	171,000	1.48%
ShaoJian (Sean) Wang (7)	56,000	*
Peter Wang (8)	25,000	*
Michael Chun Ha	0	*
Tao Jin (9)	12,000	*
Jeremy Goodwin	0	*
All directors and officers as a group (7 persons)	635,000	5.5%

* Less than one percent.

** The address for each beneficial owner not otherwise specified is: c/o PacificNet Inc., 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China,100028

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(2)	Sino Mart Management Ltd. is owned by Mr. ChoSam Tong, the father of Messrs. Tony Tong and Victor Tong.
(3)
Includes shares of common stock of Sino Mart Management Ltd., which is owned by Mr. ChoSam Tong. Also includes 10,000 shares issuable upon exercise of Currently Exercisable Options owned by Mr. ChoSam Tong.

(4)	Information obtained from the Schedule 13D/A filed by Mr. Kin Shing Li on October 14, 2003.
(5)	Includes Currently Exercisable Options to acquire 75,000 shares of common stock.
(6)	Includes Currently Exercisable Options to acquire 75,000 shares of common stock.
(7)	Includes Currently Exercisable Options to acquire 40,000 shares of common stock.
(8)	Represents shares issuable upon exercise of Currently Exercisable Options.
(9)	Includes 2,000 shares issuable upon exercise of Currently Exercisable Options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no transactions, or currently proposed transactions in an amount exceeding $120,000, since the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case, who had access, at our expense, to our attorneys or independent legal counsel.

Our board of directors has determined that Peter Wang, Michael Ha, Jeremy Goodwin and Tao Jin are considered “independent” under Section 121(B) (as currently applicable to the Company) of the listing standards of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended December 31, 2006 and 2005, our principal independent auditors were Kabani & Company, Inc. (“Kabani”), Clancy and Co., P.L.L.C. and its Hong Kong affiliate HLB Hodgson Impey Cheng (collectively, "Clancy"). Clancy resigned as our independent auditor on January 19, 2007. The following is a summary of the services provided and fees billed to us by Clancy during 2006 and 2005.

AUDIT FEES

An aggregate of $160,000 has been accrued for professional services rendered by Kabani for the Audit of the Financial Statements for the year ended December 31, 2006.

During 2006, the aggregate fees billed by Clancy for professional services rendered for the review of the financial statements included in the Company’s Registration Statement on Form S-1, including amendments thereto, the Company's Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2006, and the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and amendments thereto, was $150,000.

During 2005, the aggregate fees billed by Clancy for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005 was $182,400.

AUDIT RELATED FEES

NONE.

TAX FEES

NONE.

ALL OTHER FEES

NONE.

PRE-APPROVAL OF SERVICES

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the audit commences.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended. (1)
3.2	Form of Amended By Laws of the Company.(1)
4.0	Specimen Stock Certificate of the Company (3)
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (2)
4.2	Form of Common Stock Warrant issued to each of the purchasers (2)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (3)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (3)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (4)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (4)
4.6(a)+	Form of Amended and Restated Variable Rate Convertible Debenture due March 2009 issued to each of the Holders
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (4)
4.8	Form of Registration Rights Agreement, dated February 28, 2006(5)
4.9+	Form of Variable Rate Convertible Debenture due February 2009
10.1	Form of Indemnification Agreement with officers and directors. (6)
10.2	Amendment to 1998 Stock Option Plan. (7)
10.3	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (8)
10.4	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (8)
10.5	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.6	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.7	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.8	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (9)
10.9	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.10	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (11)
10.11	PacificNet Inc. Amended and Restated 2005 Stock Option Plan (10)
10.12	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (11)
10.13	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (11

10.14	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (12)
10.15	Form of Lock-Up Agreement, dated March 13, 2006(5)
10.16	Form of Voting Agreement, dated March 13, 2006(5)
10.17
Agreement among PacificNet Strategic Investment Holdings Limite, Shenzhen GuHaiGuanChao Investment Consultant Co., Ltd., Lion Zone Holdings Limited and Mr. Wang Wenming for the termination of “the Agreement for the Sale and Purchase 51% Shares of Lion Zone Holdings Limited” (13)

10.18+	Tony Tong Employment Agreement
10.19+	Victor Tong Employment Agreement
10.20	Consulting Service Agreement with Daniel Howing Lui (14)
14	Code of Ethics (8)
21	List of Subsidiaries (Included in Exhibit 99.1)
99.1+	Corporate structure chart of our corporate and share ownership structure

+ Filed herewith.

(1)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(2)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed on December 30, 2004.
(4)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(5)	Incorporated by reference to the Company’s Form 10-KSB/A filed on November 3, 2006.
(6)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(7)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(8)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(9)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(10)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 26, 2006.
(11)	Incorporated by reference to the Company’s Form 10-KSB filed on April 19, 2005.
(12)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(13)	Incorporated by reference to the Company’s Form 8-K filed on November 27, 2006.
(14)	Incorporated by reference to the Company’s Form 8-K filed on February 23, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

Date: May 10, 2007	BY: /S/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	BY: /S/ DANIEL LUI
Daniel Lui Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TONY TONG	Director, Chairman and CEO	May 10, 2007
Tony Tong

/s/ VICTOR TONG	Director, President	May 10, 2007
Victor Tong

/s/ DANIEL LUI	Chief Financial Officer	May 10, 2007

/s/ PETER WANG	Director	May 10, 2007
Peter Wang

/s/ MICHAEL CHUN HA	Director	May 10, 2007
Michael Chun Ha

/s/ TAO JIN	Director	May 10, 2007
Tao Jin

/s/ JEREMY GOODWIN	Director	May 10, 2007
Jeremy Goodwin

/s/ ShaoJian (Sean) Wang	Director	May 10, 2007
ShaoJian (Sean) Wang

INDEX TO EXHIBITS

EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended. (1)
3.2	Form of Amended By Laws of the Company.(1)
4.0	Specimen Stock Certificate of the Company (3)
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (2)
4.2	Form of Common Stock Warrant issued to each of the purchasers (2)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (3)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (3)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (4)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (4)
4.6(a)+	Form of Amended and Restated Variable Rate Convertible Debenture due March 2009 issued to each of the Holders
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (4)
4.8	Form of Registration Rights Agreement, dated February 28, 2006(5)
4.9+	Form of Variable Rate Convertible Debenture due February 2009
10.1	Form of Indemnification Agreement with officers and directors. (6)
10.2	Amendment to 1998 Stock Option Plan. (7)
10.3	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (8)
10.4	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (8)
10.5	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.6	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.7	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.8	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (9)
10.9	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.10	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (11)
10.11	PacificNet Inc. Amended and Restated 2005 Stock Option Plan (10)
10.12	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (11)
10.13	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (11
10.14	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (12)
10.15	Form of Lock-Up Agreement, dated March 13, 2006(5)
10.16	Form of Voting Agreement, dated March 13, 2006(5)
10.17
Agreement among PacificNet Strategic Investment Holdings Limite, Shenzhen GuHaiGuanChao Investment Consultant Co., Ltd., Lion Zone Holdings Limited and Mr. Wang Wenming for the termination of “the Agreement for the Sale and Purchase 51% Shares of Lion Zone Holdings Limited” (13)

10.18+	Tony Tong Employment Agreement
10.19+	Victor Tong Employment Agreement
10.20	Consulting Service Agreement with Daniel Howing Lui (14)
14	Code of Ethics (8)
21	List of Subsidiaries (Included in Exhibit 99.1)
99.1+	Corporate structure chart of our corporate and share ownership structure

+ Filed herewith.

(1)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(2)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed on December 30, 2004.
(4)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(5)	Incorporated by reference to the Company’s Form 10-KSB/A filed on November 3, 2006.
(6)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(7)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(8)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(9)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(10)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 26, 2006.
(11)	Incorporated by reference to the Company’s Form 10-KSB filed on April 19, 2005.
(12)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(13)	Incorporated by reference to the Company’s Form 8-K filed on November 27, 2006.
(14)	Incorporated by reference to the Company’s Form 8-K filed on February 23, 2007.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets - As of December 31, 2006 and 2005	F-2
Consolidated Statements of Operations - For the Years Ended December 31, 2006, December 31, 2005 (unaudited/restated) and December 31, 2004 (unaudited/restated)	F-3
Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended December 31, 2006, December 31, 2005 (unaudited/restated) and December 31, 2004 (unaudited/restated)	F-4
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2006, December 31, 2005 (unaudited/restated) and December 31, 2004 (unaudited/restated)	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Net Inc.

We have audited the accompanying consolidated balance sheet of PacificNet Inc (a Delaware Corporation) and Subsidiaries as of December 31, 2006 and the related consolidated income statements, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of PacificNet Inc. and Subsidiaries as of December 31, 2005 and 2004 were audited by other auditor whose report dated April 25, 2006, expressed an unqualified opinion on those financial statements. As discussed in Note 18 to the financial statements, the Company has adjusted its 2005 and 2004 financial statements to retrospectively apply the stock option pricing. The other auditor reported on the financial statements before the retrospective adjustment. The other auditor has withdrawn their opinion.

We conducted our audit in accordance with the standard established by the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2006 and the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2006, the Company incurred net losses of $20,093,000.  In addition, the Company had a negative cash flow in operating activities amounting to $8,885,000 in the year ended December 31, 2006, and the Company’s accumulated deficit was $47,739,000 as of December 31, 2006. In addition, the Company is in default on its convertible debenture obligation. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 18, the financial statements for the two years ended December 31, 2005 and 2004 have been restated.

/s/ KABANI & COMPANY, INC.

LOS ANGELES, CA
March 30, 2007

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	As at December 31,
	2006	2005
		(Restated) (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,900	$3,487
Restricted cash - pledged bank deposit	234	163
Accounts receivables, net of allowance for doubtful accounts of $3,400 and $5	8,141	4,327
Inventories	201	27
Loan receivable from related parties	1,706	2,257
Loan receivable from third parties	128	1,572
Marketable equity securities - available for sale	558	539
Other current assets	4,173	2,281
Total Current Assets	17,041	14,653

Property and equipment, net	4,711	1,320
Investments in affiliated companies and subsidiaries	115	410
Intangible assets, net	323
Goodwill	6,552	4,915
Other assets	471	-
Net assets held for disposition	12,669	23,300
TOTAL ASSETS	$41,882	$44,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$855	$1,060
Bank loans-current portion	576	188
Capital lease obligations - current portion	120	126
Accounts payable	1,266	605
Accrued expenses and other payables	2,110	880
Income tax payable	70	12
Subscription payable	-	775
Loan payable to related party	638	369
Convertible debenture	8,000	-
Warrant Liability	904	-
Liquidated damages liability	2,837	-
Total Current Liabilities	17,376	4,015
Long-term liabilities:
Bank loans - noncurrent portion	1,635	6
Capital lease obligations - noncurrent portion	124	78
Convertible debenture - noncurrent portion	945	-
Total long-term liabilities	2,704	84
Total liabilities	20,080	4,099
Minority interest in consolidated subsidiaries	6,874	8,714
Commitments and contingencies	-	-
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none	-	-
Common stock, par value $0.0001, Authorized - 125,000,000 shares
Issued and outstanding:	-	-
December 31, 2006 - 14,155,597 issued, 11,538,664 outstanding	-	-
December 31, 2005 - 12,000,687 shares issued, 10,831,024 outstanding	1	1
Treasury stock, at cost (2006: 2,616,933 shares ;2005: 1,169,663 shares)	(257)	(119)
Additional paid-in capital	63,124	59,346
Cumulative other comprehensive income	220	247
Accumulated deficit	(47,739)	(27,646)
Stock subscription receivable	(421)	(44)
Total Stockholders' Equity	14,928	31,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,882	$44,598

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States dollars, except loss per share and share amounts)
	For the Years Ended December 31,
		(Restated) (Unaudited)	(Restated) (Unaudited)
	2006	2005	2004
YEAR ENDED DECEMBER 31:
Net Revenues
Services	$16,790	$13,970	$10,222
Product sales	25,948	3,216	849
Total net revenue	42,738	17,186	11,071

Cost of Revenues	-	-	-
Services	(12,155)	(10,108)	(6,507)
Product sales	(24,062)	(2,842)	(899)
Total cost of revenue	(36,217)	(12,950)	(7,406)

Gross Profit	6,521	4,236	3,665

Operating expenses:
Selling, General and Administrative expenses	(5,810)	(3,411)	(3,245)
Stock-based compensation expenses	(242)	-	-
Restated stock-based compensation expenses	-	(282)	(1,246)
Provision for doubtful accounts	(6,173)	-	-
Depreciation and amortization	(1,463)	(254)	(78)
Goodwill impairment	(6,821)	-	-
Total Operating expenses	(20,509)	(3,947)	(4,569)

Income/(loss) from continued operations	(13,988)	289	(904)
Other income (expenses):
Interest income/(expense), net	1,192	49	(106)
Gain (loss) in change in fair value of derivatives	(214)	-	-
Liquidated damages expense	(3,817)	-	-
Sundry income, net	105	445	21
Total other income (expense)	(5,118)	494	(85)
Income from continued operations before Income Taxes, Minority Interests and Discontinued Operations	(19,106)	783	(989)

Provision for income taxes	(63)	(93)	(22)
Share of earnings from investment on equity method	17	(8)	32
Minority Interests	153	(763)	(558)
Income from continued operations	(18,999)	(81)	(1,537)
Income (loss) from discontinued operations:	-	-	-
Loss on disposal	(1,207)	-	-
Loss from discontinued operations	113	2,288	1,065
Total income (loss) from discontinued operations	(1,096)	2,288	1,065

NET INCOME (LOSS)	(20,093)	2,207	(472)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(27)	247	-
Net comprehensive income (loss)	$(20,120)	$2,454	$(472)

BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$(1.69)	$(0.01)	$(0.21)
Earnings from discontinued operations	$(0.10)	$0.23	$0.15
Net earnings per common share	$(1.78)	$0.22	$(0.06)

DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$(1.69)	$(0.01)	$(0.19)
Earnings from discontinued operations	$(0.10)	$0.21	$0.13
Net earnings per diluted share	$(1.78)	$0.21	$(0.06)
Weighted average number of shares (Basic):	11,258,547	10,154,271	5,234,744
Weighted average number of shares (Diluted):	11,964,587	10,701,211	5,234,744

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2004 (Restated, Unaudited), 2005 (Restated, Unaudited) and 2006.
(In thousands of United States dollars)

	Common Stock (Outstanding)						Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Cumulative Other Comprehensive Income/(loss)	Accumulated Deficit (Restated)	Shares	Amount	Total Stockholder's Equity (Restated)
Balance at December 31, 2003, as restated	5,363,977	$1	$31,918	$--	$(24)	$(29,381)	800,000	$(5)	$2,509
Issuance of common stock for acquisition of subsidiaries	1,756,240	--	8,866		--	--			8,866
Proceeds from the sale of common stock, net of related costs	2,205,697	--	11,773		--	--			11,773
Issuance of common stock for acquisition of Cheer Era	149,459	--	771		--	--			771
Repurchase of common shares	-36154						36,154	(99)	(99)
Exercise of stock options and warrants for cash	352,364		716						716
Issuance of stock options			1,246						1,246
Net loss		--				(472)			(472)

BALANCE AT DECEMBER 31, 2004	9,791,583	1	55,290		(24)	(29,853)	836,154	(104)	25,310
Foreign currency translation gain					271				271
Issuance of common stock for acquisition of subsidiaries	515,900	--	3,971		--	--	161,050	--	3,971
Issuance of common stock for services	20,000		63						63
PIPE related Expenses		--	(547)						(547)
Repurchase of common shares for acquisition of Cheer Era	-149,459	--	(771)				149,459	--	(771)
Cancellation of common shares	-45,000	--	--		--	--	45,000	--	--
Repurchase of common shares	-2,000						2,000	(15)	(15)
Exercise of stock options and warrants for cash	700,000		1,058				-24,000		1,058
Stock subscription receivable				(44)					(44)
Issuance of stock options		--	282						282
Net income		--	--		--	2,207			2,207

BALANCE AT DECEMBER 31, 2005	10,831,024	1	59,346	(44)	247	(27,646)	1,169,663	(119)	31,785
Exercise of stock options for cash and receivable	394,000		834						834
Issuance of common stock for acquisition of subsidiaries	618,112		4,346				1,142,798		4,346
Cancellation of common stock for acquisition of subsidiaries	-275,000		(1,672)				275,000		(1,672)
Repurchase of common shares - Treasury shares	-29,472						29,472	(138)	(138)
Foreign currency translation loss					(27				(27)
Issuance of stock options			242						242
Issuance of warrants for issuing fee of convertible debts (16,000 warrants)			28						28
Stock subscription receivable				(377)					(377)
Net loss						(20,093)			(20,093)
BALANCE AT DECEMBER 31, 2006	11,538,664	$1	$63,124	$(421)	$220	$(47,739)	2,616,933	$(257)	$14,928

 The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars, except profit per share and share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from operating activities		(Restated) (Unaudited)	(Restated) (Unaudited)
Net income (loss)	(20,093)	2,207	(472)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share of earnings from investment on equity method	(17)	8	(32)
Common stock issued for services rendered	-	63	-
Provision for allowance for doubtful accounts	6,173	-	-
Minority Interest	(153)	763	558
Depreciation and amortization	1,661	254	78
Inventory write down charge	-	-	-
Loss from discontinued operation	1,094	(2,288)	(1,065)
Goodwill impairment	6,821	-	-
Stock-based compensation	242	282	1,246
Change in fair value of derivatives	214	-	-
Amortization of interest discount	690	-	-
Liquidated damages expense	3,817	-	-
Changes in current assets & liabilities net of effects from purchase of subsidiaries:	-	-	-
Accounts receivable and other current assets	(10,689)	776	(5,451)
Inventories	(38)	79	(30)
Accounts payable and accrued expenses	391	(1,452)	1,612
Net cash provided by (used in) operating activities	(8,885)	692	(3,556)

Cash flows from investing activities
Decrease in restricted cash	(70)	3,338	(3,289)
Increase in purchase of marketable securities	(19)	(521)	(29)
Acquisition of property and equipment	(2,608)	(570)	(696)
Acquisition of subsidiaries and affiliated companies	(667)	(1,183)	(724)
Loans receivable from third parties	1,281	(2,257)	-
Loans receivable from related parties	(342)	(1,572)	-
Net cash used in investing activities	(2,425)	(2,765)	(4,738)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loans payable to related party	269	369
Advances (repayments) under bank line of credit	(205)	409	(548)
Increase (repayment) of amount borrowed under capital lease obligations	40	(5)	(92)
Repurchase of treasury shares	(138)	(15)	(99)
Proceeds from sale of common stock			11,773
Proceeds from exercise of stock options and warrants	237	1,014	716
Net proceeds from issuance of convertible debenture	7,500
Advances under bank loans	935	(951)	(637)
Payment of certain PIPE related expenses	-	(547)	-
Net cash provided by financing activities	8,638	274	11,113

Effect of exchange rate change on cash and cash equivalents	(43)	31	17
Net increase (decrease) in cash from subsidiaries held for disposition	1,129	(1,098)	(264)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,587)	(2,866)	2,572

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,487	6,353	3,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,900	$3,487	$6,353

CASH PAID (RECEIVED) FOR:
Interest	$664	$229	$20
Income taxes	$5	$(53)	$20

NONCASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under banking loan	1,082	$-	$-
Options exercised for share receivable	$421	$44	$-
Investment in subsidiaries acquired through issuance of subscriptions payable	$-	$775	$-
Investment in subsidiaries acquired through issuance of common stock	$4,346	$3,971	$9,637

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PacificNet Inc. (referred to herein as "PacificNet" or the "Company") was originally incorporated in the State of Delaware on April 8, 1987. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS) and products (telecom and gaming) services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which is comprised of interactive voice response (IVR) systems, call center management systems, and voice over Internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). Our products (telecom and gaming) include gaming technology and communication products distribution. The Company's operations are primarily targeted in Greater China and certain Asian country markets.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of PacificNet as the primary beneficiary (referred as "Primary Beneficiary" or "PB")

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety

•	There is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest

PRC laws and regulations restrict us, as a foreign entity, from having a direct controlling interest in entities such as Beijing Xing Chang Xin Sci -tech Development Co. Ltd (IMOBILE-DE) and Guangzhou Sunroom Information Industry Co., Ltd. (Sunroom-DE) that hold operating licenses to engage in domestic online ecommerce and telecom value-added services in China. As a result, we conduct substantially all of our operations through Beijing PacificNet IMOBILE Technology Co., Ltd (WOFE) and Technology Ltd. and Guangzhou 3G Information Technology Co., Ltd. (WOFE). We own 51% of the shares in each of the WOFEs and each WOFE signed Consulting and Services Agreements with IMOBILE-DE and Sunroom-DE (the entities that actually carry out the operating activities). These agreements provide that all of the DE profits will flow through to the respective WOFEs. Pursuant to these agreements, the Company guarantees any obligations undertaken by these companies under their contractual agreements with third parties, and the Company is entitled to receive service fees in an amount equal to 51% of the net income of these companies. Accordingly, we bear the risks of and enjoy the rewards associated with the investments in the WOFEs.

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

(1) Each of the DEs, by design, is thinly capitalized because a substantial portion of PacificNet's invested amounts or consideration were paid or payable directly to previous owners of Sunroom-DE and Imobile-DE for entering into the acquisition transactions while none of the investment consideration was injected into the DEs. Therefore, additional funding from PacificNet is needed to support the DEs' business development and working capital.

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

The following is a summary of all the VIEs of the Company:

Beijing Xing Chang Xin Sci -tech Development Co. Ltd (the "Imobile-VIE"), a China company controlled through business agreement. Through Imobile-VIE, a variable interest entity, PacificNet is able to engage in the business of ICP, and operates mobile distribution and value-added service in the PRC. The business of the VIE is managed by their original management teams. Imobile-VIE is owned by Gao Chunhui, CEO 51% and Liu Lei, COO 49%, of the Company. The registered capital of the VIE is RMB 2,000,000. The VIE's board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE. It however has the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE.

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

The initial capital investments in these VIEs were not funded by us but we have provided loans to these VIEs to fund their R&D and expansion plans. As of December 31, 2005, the amount of loans to Clickcom VIE and Sunroom VIE were approximately US $256,000 (low interest at 2%) and US $250,000 (interest free) respectively. None of the VIEs' assets were collateralized for our loans. Given the fact that we do not have direct ownership interests in these VIEs, the creditors of these VIEs will not have recourse to the general credit of our group being the primary beneficiary.

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

GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries and VIEs. Fair market value of the identifiable assets and liabilities, including tangible and intangible, is primarily ascertained with replacement cost method. At time of acquisition, based on market research and discussion with management, a benchmark is established with reference to comparable replacement cost in open market. Occasionally, net book value is used as a fair market value equivalent if the assets and liabilities of the newly acquired subsidiaries and/or VIEs were either current in nature or newly established.

Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment annually in accordance with SFAS 142. The assessment includes first comparing implied P/E valuation of the goodwill carrying subsidiaries (adjusted by R&D expenses written off) to benchmarks as found in comparable publicly traded companies. If a comfortable buffer over the public benchmark does not exist, more sophisticated DCF analysis, based on 5 year cash flows forecasts, will follow to ascertain if goodwill impairment is warranted.

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

We currently have nine reporting units: EPRO, Smartime/Soluteck, Guangzhou 3G-WOFE (assets held for disposition), iMobile-WOFE, Shanghai Classic (including discontinued subsidiary - Yueshen), Wangrong, Clickcom (discontinued operation), PacificNet Games, Linkhead (discontinued operation), but those that are marked either assets held for disposition or discontinued are excluded for the purposes of goodwill assessment. We determined our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. Excluding investment holding vehicles and self-developed units, reporting units only include those operating units that PacificNet holds 50% or more through acquisition and maintain effective control. Units such as PacificNet Solution, PacificNet Limited, and PacificNet Communication are 100% owned by PacificNet through self-development and not through acquisition. Therefore, there is no goodwill allocation to these self-developed units.

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

The total carrying amount of goodwill recorded on the balance sheets at December 31, 2006 is $6,552,000 and the changes in the carrying amount of goodwill for the following reporting periods are summarized below:

(US$000s)	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming	Total
Balance as of December 31, 2003, as originally reported	$567	$-	$-	$567
Effect of correction of an error	393	-	-	393
Balance as of December 31,2003, as restated	960	-	-	960
Goodwill acquired during the year	2,976	-	979	3,955
Balance as of December 31, 2004	$3,936	-	$979	$4,915
Goodwill acquired during the year	-	-	-	5,315
Balance as of December 31, 2005	3,936	-	979	4,915
Goodwill acquired during the year	-	461	1,176	1,637
Balance as of December 31, 2006	$3,936	$461	$2,155	$6,552

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

The following table summarizes goodwill from the Company's acquisitions during 2006 and 2005:

(USD000s)	December 31, 2006	December 31, 2005
Epro	$3,703	$3,703
Shanghai Classic (discontinue Yueshen)	979	979
Smartime (Soluteck)	233	233
Billionaire (Wangrong)	461	-
iMobile	430	-
PacificNet Games	746	-
Total	$6,552	$4,915

The following table summarizes the intangible assets acquired from PacificNet Games:

(USD000s)	December 31, 2006	December 31, 2005
Technology	$353	$-
Less: Accumulated amortization	(30)	-
Net	$323	$-

Amortization expense related to intangible assets was $30,000 in the year ended December 31, 2006.

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

During the year ended December 31, 2006 and 2005 the Company impaired goodwill as follows:

(USD000s)	2006	2005
Linkhead (discontinued)	$4,295	$-
Clickcom (discontinue)	391	-
G3G (assets held for disposal)	2,135	-
Total	$6,821	$-

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

REVENUE RECOGNITION

Revenues are derived from the following categories as classified by our operating segments (see Note 15): (1) outsourcing services including Business Process Outsourcing (BPO), call center, IT Outsourcing (ITO) and software development services; (2) Telecom Value-Added Telecom Services (VAS) including Content Providing (CP), Interactive Voice Response (IVR), Platform Providing (PP) and Service Providing (SP); and (3) Products (telecom & gaming) Services, including calling cards, GSM/ CDMA/ XiaoLingTong products, and multimedia self-service kiosks.

Revenues from outsourcing services are recognized when the services are rendered. Revenues from license agreements are recognized when a signed non-cancelable software license exists, delivery has occurred, the Company's fee is fixed or determinable, and collectability is probable at the date of sale. Revenues from software development services are recognized when the customer accepts the installation and no significant modification or customization work is involved, in accordance with SOP 97-2 "Software Revenue Recognition." Revenues from support services such as consulting, implementation and training services are recognized when the services are performed, collectability is probable and such revenues are contractually nonrefundable.

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

The effect of post-shipment/delivery obligations, such as customer acceptance, product returns, etc. on our revenue recognition policy is as follows: (a) there is no effect on outsourcing services as revenue is recognized as the services are performed; however product sale revenue is recognized when contracts are approximately 80% completed for revenue recognition and fully when the customer signs the UAT, (i.e., "User Acceptance Form"); (b) there is no effect on telecom value-added services revenue as the product sales mainly involve IVR hardware that are from mature and stable products of multi-national vendors and there have been minimal returns historically; and (c) there is no effect on product (telecom & gaming) since the transactions are conducted on cash basis and revenue is recognized at the time the sale is transacted.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. Allowance for doubtful accounts at December 31, 2006 was approximately $3,400 (2005: $5).

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

Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the years ended December 31, 2006 and 2005, the Company did not capitalize any costs related to the purchase of software and related technologies and content.

EARNINGS PER SHARE (EPS)

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for 2006 exclude the potential dilutive effect of 889,456 warrants because their impact would be anti-dilutive based on current market prices. 800,000 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31, 2006. As we have a net loss for reporting period, the effect of common stocks equivalent (options + warrants) is anti-dilutive, therefore, the “dilutive potential from assumed exercised of stock options and warrants” is zero for year 2006:

	FY 2006	FY2005
Numerator: earnings (USD000s)	$(20,093)	$2,207
Denominator:
Weighted-average shares used to compute basic EPS	11,258,547	10,154,271
Dilutive potential from assumed exercise of stock options	-	489,552
Dilutive potential from assumed exercise of stock warrants	-	57,388
Weighted-average shares used to compute diluted EPS	11,258,547	10,701,211
Basic earnings per common share:	$(1.78)	$0.22
Diluted earnings per common share:	$(1.78)	$0.21

STOCK-BASED COMPENSATION PLANS

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense, if any, is recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Item 6 for a description of the Company’s adoption of SFAS 123R.The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123,as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The compensation costs, which approximated $242,473 for year 2006, are recognized on a straight-line base over the option vesting term and the amortized cost is included in selling, general and administrative expenses. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date.

During year 2006, we had 370,500 stock options exercisable, 394,000 options were exercised, and 680,000 options granted in year 2005 were cancelled. The board also authorized to issue 500,000 options on September 21, 2006. However due to the increasing cost of option administration, the board of directors decided to cancel all options authorized during year 2005 and 2006, and plan to issue restricted stock or stock appreciation right (SAR) for future executive and employee incentive compensation. See note 12 b) for the status of the Company’s stock option plan.

Additional information on options outstanding as of December 31, 2006 is as follows:

	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE
Options outstanding	$2.00	370,500	0.57 years
Options exercisable	$2.00	370,500	0.57 year

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

Under the terms of a registration rights agreement entered into at the time of the private placement, the Company was obligated to file a registration statement with respect to the shares issuable under the debenture and the warrants by April 30, 2006, and have the registration statement declared effective by the SEC no later than June 28, 2006. Due to various factors, the Company did not file the registration statement until May 15, 2006, and it was not declared effective until December 8, 2006. Therefore, under the terms of the registration rights agreement, the Company was obligated to pay liquidated damages to the investors at the rate of 2% of the principal amount of the debenture each month beginning on June 28, 2006 until the effectiveness of the registration statement, which was equal to $1,120,000, in the aggregate.

In February 2007, upon reaching an agreement on the amount and payment of accrued liquidated damages, the Company signed a Settlement and Release Agreement with each of the investors. Under the terms of the Settlement and Release Agreements, the Company paid an aggregate $140,000 in cash as satisfaction in full of liquidated damages owed to Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd. and Basso Private Opportunities Holding Fund Ltd.. Partial liquidated damages owed to Whalehaven Capital Fund Ltd. were paid in the amount of $35,000 in cash, with the remaining liquidated damages in the amount of $105,000 paid in the form of a new convertible debenture due February 2009, on substantially the same terms as the original debentures, except that interest only is paid on the new debentures until October 2008 and beginning in November 2008 until February 2009, when the new debentures are due, the monthly redemption amount under the new debentures shall be equal to $315,000. The remaining investors also agreed to accept the aggregate $840,000 in liquidated damages owed to them in the form of the new convertible debentures for the amount of their respective portion of the liquidated damages. The Company also agreed to amend the original debentures to shorten the term for payment of the original principal amount to a 22 month term. As a result the monthly redemption amount for the original debenture increased from $320,000 to $ 363,638. All other terms and conditions of the original debenture remains in full force and effect.

C.E. Unterberg, Towbin L.L.C. acted as placement agent and received a negotiated cash fee in the amount of $449,500 and a warrant to purchase up to 16,000 shares at an exercise price of $12.20 per share, which expire five years from the date of issuance. The fair value of these warrants totaled $28,141. Such amount was charged to other assets, net, and credited to additional paid-in capital and will be amortized over the life of the debentures. Maxim Group also acted as Placement Agent and received a cash fee in the amount of $50,000.

In connection with the issuance of the debentures, the Company incurred $1,106,135 of issuance costs, which primarily consisted of investment banker fees, legal and other professional fees. These costs have been recorded as additional expense during year 2006.

The gross proceeds of $8,000,000 are recorded as a current debenture liability. In addition, fair values attributed to the Investors’ warrants in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” are recorded as liabilities. The initial value related to the Investors’ warrants is $690,642. An aggregate loss of $213,692 representing the change in fair value of warrants was recognized during the twelve months ended December 31, 2006.

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

PROBABLE EVENT OF DEFAULT

On March 16, 2007 our predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005, December 31, 2004 and December 31, 2003. As a result, on March 27, 2007, we notified the holders of the outstanding convertible debenture that we suspended use of the prospectus contained in our Registration Statement on Form S-1 (File No. 333-134127) that was declared effective on December 8, 2006, due to the lack of fiscal year end 2005 and 2004 audited financial statements and that they must cease selling under the prospectus. The suspension of the use of the prospectus after April 17, 2007, could trigger an event of default under the registration rights agreement and the convertible debentures, and if any of the holders so elect, they could accelerate and demand payment under the debentures, in accordance with the registration rights agreement based on the following provisions.

a)
If, during the Effectiveness Period, either the effectiveness of the Registration Statement lapses for any reason or the Holder shall not be permitted to resell Registrable Securities under the Registration Statement for a period of more than 20 consecutive Trading Days or 60 non-consecutive Trading Days during any 12 month period, the Company has to pay ‘Mandatory Default Amount’ as the sum of (i) the greater of (A) 130% of the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, or (B) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (a) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (b) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture."

b)
If any Event of Default occurs, the outstanding principal amount of this Debenture plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s selection, immediately due and payable in cash at the Mandatory Default Amount. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Debenture, the interest rate on this Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The provisions mentioned above and as per the terms of the Debenture, the Company has reclassified the principal amount of the Debenture of $8,000,000 and the principal amount of the new Debenture of $945,000 and the interest accrued thereon to the current liability.

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)		2006
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

The Company also expensed the unamortized discount of $691,000 to expense for the year ended December 31, 2006.

ADVERTISING EXPENSES

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under selling, general and administrative expenses, which amounted to $31,052 in 2006 (2005: $87,511).

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

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 14)

RECLASSIFICATION

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

SIGNIFICANT RELATIONSHIPS. A substantial portion of the operations of the Company's VIEs (Dianxun-DE and Sunroom-DE) business operations depend on mobile telecommunications operators (operators) in China and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of the Company's revenue. The VIEs rely entirely on the networks and gateways of these operators to provide its wireless value-added services. Specifically these operators are the only entities in China that have platforms for wireless value-added services. The Company's agreements with these operators are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with the Company, it would severely affect the Company's ability to conduct its existing wireless value-added services business.

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains or losses are charged to the income statement during the period in which the gain or loss is realized. Investments classified as available-for-sale securities include marketable equity securities of Unit Trust Funds and are based primarily on quoted market prices at December 31, 2006. The component costs of these securities are summarized as follows: cost of $559,000, gross unrealized losses of $1,000 and estimated fair value of $558,000. The acquisition of marketable securities and unrealized losses on marketable equity securities are recorded on consolidated statements of cash flows.

FOREIGN CURRENCY

The Company's reporting currency is the U.S. dollar. The Company's operations in China and Hong Kong use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders' equity. Net gains and losses resulting from foreign exchange transactions are included in General and Administrative Expenses an amount of US $16,000. During the year ended December 31, 2006, the foreign currency translation adjustments to the Company's comprehensive income was $27,000 and the currency translation gain was approximately $72,000, primarily as a result of the Hong Kong dollars appreciating against the U.S. dollar.

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

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $47.7 million and $27.6 million as of December 31, 2006 and December 31, 2005, respectively. Negative cash flows from the operations of $8.9 million were noted for the year ended December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but not limited to: 1) accelerate disposal and spin-off of unprofitable or unfavorable return-on-investment non-gaming operations. On April 30, 2007, the Company entered into a sale and purchase agreement to dispose of its interest in Guangzhou3G for a consideration of US$6 million. On May 5, 2007, the Company also entered into a sale and purchase agreement to dispose of the real estate in HK for approximately US$1 million; 2) focus on execution of the new high potential gaming business initiatives; 3) acquisition of profitable and/or strategic operations through issuance of equity instruments; 4) formation of strategic relationship with key gaming operators in Asia; 5) issuance and/or restructure of new long-term convertible debentures.

Recent Pronouncements

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets and therefore the statement will not have any impact on the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material impact on its results of operations and financial position.

2. BUSINESS ACQUISITIONS

During 2006 and 2005, PacificNet acquired various entities in accordance with the Company's strategy to grow via mergers and acquisitions. The entities acquired met various PacificNet acquisition criteria, which include reasonable expectations for positive earnings and cash flow within two years of acquisition and reputation for high quality and performance in the customer relationship management, brand name recognition, and well-established relationships with clients. Several factors contributed to the determination of the negotiated purchase price and deal structure. Among them were the value of assets acquired and liabilities assumed, historical EBITDA and projected EBITDA. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations

A summary of business acquisitions for the periods presented follows:

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

The consideration was paid as follows:

(i) The purchase consideration for 51% of the equity interest of Guangzhou Wanrong was approximately US $1.75million, payable 21% in cash and 79% in restricted shares of PacificNet common stock valued at $8 per share, or about 173,000 restricted shares.

(ii) Under the purchase agreement, Guangzhou Wanrong has made a guarantee to generate US $500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly.

(iii) PacificNet will also invest approximately RMB 3 million (or about US $370,000) in Guangzhou Wanrong for general corporate purposes. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income.

The cash portion of the purchase consideration was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities for Guangzhou Wangrong assumed in the acquisition follows:

Estimated fair values:
Current Assets	$185,050
Liabilities assumed	--
Net assets acquired	185,050
Consideration paid	646,158
Goodwill	$461,108

As of December 31, 2006, goodwill of $461,108 represents the excess of the purchase price over the fair value of the assets acquired and is not deductible for tax purposes. The total amount of goodwill by reportable segment for Telecom Value-added Services was $461,000 (see Note 15).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Guangzhou Wanrong acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Guangzhou Wanrong. Accordingly, the operating results of Guangzhou Wanrong have been consolidated with those of the Company starting January 31, 2006. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration was considered contingent consideration and after the audited combined after-tax profit of US $500,000 for the 12 months ended December 31, 2006 is available. Accordingly, the contingent consideration of 138,348 shares has not been reflected in the consolidated financial statements of the Company as of December 31, 2006.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

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

Guangzhou Wanrong	Years ended December 31
	2006	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$43,692	$18,150	$11,812
Operating income	$(14,032)	$287	$(1,209)
Net profit	$(20,115)	$2,207	$(629)
Earnings per share - basic	$(1.79)	$0.22	$(0.09)
Earnings per share - diluted	$(1.79)	$0.21	$(0.08)

PacificNet included the financial results of Guangzhou Wanrong in its consolidated 2006 financial results from the date of the purchase, January 31, 2006 through December 31, 2006.

PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO., LIMITED (INCORPORATED IN THE PRC)

On February 26, 2006, PacificNet acquired a 51% majority interest in PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile"), one of the leading Internet information portal and e-commerce distributors for mobile phone and accessories and mobile related value-added service providers in China. iMobile operates its e-commerce business via two Internet portals, "http://www.iMobile.com.cn" and "http://www.18900.com" and one WAP portal "17wap.com" for mobile phone browsing. In addition, iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China. iMobile's Internet portal has been one of the top ranked traffic sites and has achieved about 5.4 million registered online users and over 1,200,000 active users, with 10 million daily page views and 40,000 blog postings per day, which makes iMobile the top ranked site in its category in China. This acquisition was structured in the same manner as our other acquisitions, that are classified and accounted for as variable interest entities in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51.), with operation and services agreements between Beijing Xing Chang Xin Science and Technology Development Co. Limited Incorporated DE and PacificNet Imobile (Beijing) Technology, Co. Ltd. WOFE. The results of variable interest entities acquired during the period are included in the consolidated income statements from the effective date of the acquisition.

The consideration was paid as follows:

(i) The purchase consideration for 51% of the equity interest of iMobile is approximately US $1.8 million, which represents approximately seven times the anticipated future annual net income of iMobile.

(ii) The purchase consideration is payable 14% in cash and 86% in restricted shares of PacificNet valued at $8 per share, or about 191,875 restricted shares The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income.

(iii) Under the purchase agreement, iMobile has committed to generate US $500,000 in annual net income. In the event of a shortfall, the purchase price will be adjusted accordingly.

(iv) PacificNet will also invest approximately RMB 2 million (about US $250,000) in iMobile for general corporate and working capital purposes to support growth. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net income.

The cash portion of the purchase consideration was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities for iMobile assumed in the acquisition follows:

Estimated fair values:
Current Assets	$127,500
Liabilities assumed	--
Net assets acquired	127,500
Consideration paid	557,000
Goodwill	$429,500

At December 31, 2006, goodwill of $429,500 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for Products (Telecom & Gaming) was $2,155,000. (See Note 15)

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for iMobile acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over iMobile. Accordingly, the operating results of iMobile have been consolidated with those of the Company starting February 26, 2006. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US $500,000 for the 12 months ended December 31, 2006 is available. Accordingly, the contingent consideration of 153,500 shares has not been reflected in the consolidated financial statements of the Company as of December 31, 2006.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

The following un-audited pro forma consolidated financial information for the years ended December 31, 2005 and 2006, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2005 and 2006 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2005 and 2006 respectively, and may not be indicative of future operating results.

iMobile	Years ended December 31
	2006	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$43,285	$24,080	$16,517
Operating income	$(13,899)	$202	$(883)
Net profit	$(20,085)	$2,171	$(461)
Earnings per share - basic	$(1.78)	$0.21	$(0.06)
Earnings per share - diluted	$(1.78)	$0.20	$(0.06)

PacificNet included the financial results of iMobile in its consolidated 2006 financial results from the date of the purchase, February 26, 2006 through December 31, 2006.

PACIFICNET GAMES LIMITED

On August 3, 2006, PacificNet’s wholly owned subsidiary PacificNet Games Limited (“PacGames”, [太平洋网络游戏有榰公司]) completed the acquisition of 100% of Able Entertainment Technology Ltd., a leading gaming technology provider based in the Macau Special Administrative Region of China. Upon completion of this transaction, the Company owned 35% of PacificNet Games Limited. Under the purchase agreement, Able Entertainment Technology Ltd represented that is expects to generate an annual profit of USD $1,600,000 and will provide for an adjustment to the purchase price if PacGames does not achieve an annual net profit of USD $1,600,000 during the first 12-month period ended June 30, 2007, and USD $3,000,000 during the second 12-month period ended June 30, 2008.

The purchase price consideration is 200,000 restricted PACT shares in exchange for 100% of the issued and outstanding shares of Able Entertainment Technology Ltd. or a 35% ownership interest in PacGames. As of December 31, 2006, 40,000 total restricted shares of PacificNet had been issued for the acquisition and 160,000 shares were held back as contingent consideration payable upon completion of certain earnings criteria pursuant to the purchase agreement.

On September 22, 2006, PACT acquired another 10% of PacGames in exchange for 57,100 restricted shares of the Company’s common stock. Those shares have been issued out according to sale and purchase agreement.

On November 9, 2006, we acquired an additional 6% interest in PacificNet Games Limited (PacGames) for a consideration of $504,000 (paid entirely with shares of PacificNet: 90,000 PACT Shares, valued at $5.60 per share, price on the day of transaction). Those shares have been issued out according to sale and purchase agreement. The company currently owns 51% of PacGames.

The cash portion of the purchase consideration was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities for PacGames assumed in the acquisition follows:

Estimated fair values:
Current Assets	$642,111
Property, plant and equipment	$25,051
Intangible asset	179,858
Total Assets Acquired	847,020
Liabilities assumed	(291,598)
Net assets acquired	555,422
Consideration paid	1,301,811
Goodwill	$746,389

At December 31, 2006, goodwill of $746,389 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill by reportable segment for Products (Telecom & Gaming) was $2,155,000.

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for PacGames acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over PacGames. Accordingly, the operating results of PacGames have been consolidated with those of the Company starting March 30, 2006. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US $700,000 for the year ended December 31, 2006 is available. Accordingly, the contingent consideration of 160,000 shares has not been reflected in the consolidated financial statements of the Company as of December 31, 2006.

The following table summarizes the intangible assets acquired from PacificNet Games:

(USD000s)	December 31, 2006	December 31, 2005
Technology	$353	-
Less: Accumulated amortization	(30)	-
Net	$323	-

Amortization expense related to intangible assets was $30,000 in the year ended December 31, 2006.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

The following un-audited pro forma consolidated financial information for the years ended December 31, 2005 and 2006, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2005 and 2006 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2005 and 2006 respectively, and may not be indicative of future operating results.

PacGames	Years ended December 31
	2006	2005	2004
	(UN-AUDITED AND IN THOUSANDS OF U.S. DOLLARS)
Revenues	$44,176	$17,186	$11,071
Operating income	$(13,263)	$289	$(904)
Net profit	$(20,059)	$2,207	$(472)
Earnings per share - basic	$(1.78)	$0.22	$(0.06)
Earnings per share - diluted	$(1.778)	$0.21	$(0.06)

Accordingly, PacificNet included the financial results of PacGames in its consolidated 2006 financial results from August 3, 2006 through December 31, 2006.

3. INVESTMENT IN AFFILIATED COMPANIES

Investments

Investments in affiliated companies consist of the following as of December 31, 2006 (in thousands):

(USD000s)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
	AMOUNT	DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Take1 (Cheer Era Limited) [1]	$ 100	20% ownership interest; trader of vending machine located in Hong Kong
MOABC	(19)	20% ownership interest
Glad Smart	30	15% ownership interest
Community media co.	4	5% ownership interest
Total	$ 115

TAKE 1 TECHNOLOGIES GROUP LIMITED (FORMERLY KNOWN AS: CHEER ERA LIMITED "CHEERERA")

On January 05, 2007, we entered into an agreement for PacificNet to exercise the option to acquire an additional 31% interest in Take 1. The completion date for the new Securities Subscription Agreement was March 5, 2007, with a consideration of $721,887 (paid entirely with shares of PacificNet: 149,459 PACT Shares, valued at $4.83 per share). As a result, PacificNet has become the majority and controlling shareholder of Take1 with our ownership percentage increased from 20% to 51%.

Initial equity investment of 30% in Take 1 was made in April 2004 by the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited for a consideration of $1,156,812, comprising $385,604 in cash and $771,208 in 149,459 PacificNet shares at $5.16 per share. PacificNet’s interest in Take 1 was reduced to 20% in the year 2005 from 30% as a result of PacificNet repurchasing an aggregate of 149,459 at nominal value.

As of December 31, 2006, there was an outstanding inter-company convertible loan of $1,026,000 due from Take 1. The Convertible Loan, expiring on October 17, 2008, is guaranteed personally and jointly by the two minority shareholders of Take 1, and bears an interest rate of 8% per annum or 6-month Prime Rate of Hong Kong.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands):

	2006	2005
Office furniture, fixtures and leasehold improvements	$908	$383
Computers and office equipment	1,720	986
Motor Vehicles	130	83
Software	395	375
Electronic Equipment	68	18
Land and buildings	2,805	77
Less: Accumulated depreciation	(1,315)	(602)
Net Property and Equipment	$4,711	$1,320

For the years ended December 31, 2006 and 2005, the total depreciation and amortization expenses were $2,521,000 and $1,126,000, of which $1,058,000 and $872,000 was included in the cost of revenues, respectively.

The significant increase of the office furniture, fixtures and leasehold improvements was mainly due to most of the computers and office equipment in 2006 are derived from the expansion of our business including Epro ($200,000). Additionally, Beijing office purchased through Inc ($1,617,000) during 2006 and the real estate in Hong Kong recorded in PacCom ($1,053,000) are accounted under Land and Buildings.

5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2006 amounted to $571,000 (2005: $494,000). Future minimum lease payments under non-cancelable operating leases are $680,000 for 2007, $764,000 for 2008 through 2011

RESTRICTED CASH - The Company has a $234,000 pledged bank deposit for Epro which represents overdraft protections with certain financial institutions.

BANK LINE OF CREDIT (2006): As of December 31, 2006, the Company’s outstanding bank lines of credit were as follows:

(i)
Epro has an overdraft banking facility with certain major financial institutions in the aggregate amount of $744,000, which is secured by a pledge of its fixed deposits of $234,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier.

(ii)
Smartime has an overdraft banking facility with a large Hong Kong bank in the aggregate amount of $111,000. This overdraft facility is personally pledged by the deposit account of a director of Smartime.

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

6. OTHER CURRENT ASSETS

Other current assets comprises of the following as at December 31 (in thousands):

	2006	2005
Prepayment	$1,048	$711
Utilities deposit	1,292	707
Receivable from Lion Zone Holdings Ltd (See note 14)	485
Loans to employees	411	519
Prepaid expenses	408	-
Advances to sales reps	358	92
Others	170	252
Total	$4,173	$2,281

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands):

	2006	2005
Secured [1]	$1,668	$108
Unsecured	543	86
Less: current portion	(576)	(188)
Noncurrent portion	$1,635	$6

Bank Loans are generated by two of the Company's subsidiaries. One of the subsidiaries is PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC, primarily engaged in the business of providing call center and customer relationship management (CRM) services as well as other business outsourcing services.

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $234,000 (2005: $163,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows: 2007: $526,000, 2008: $424,000 and 2009: $213,000, thereafter: none.)

The remaining bank loans of $1,048,000 are generated by PacificNet Inc. relating to a fixed asset bought during the first quarter with total cost of $1,648,000. The repayment of the bank loan was $69,000. (Aggregate future maturities of borrowing for the following period are as follows: Less than 1 year: $50,000, 1-5 year: $229,000 and after 5 years: $769,000)

8. CAPITAL LEASE OBLIGATIONS

The Company leases various equipments under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for 2006 and 2005

Aggregate minimum future lease payments under capital leases as of December 31, 2006 for each of the next five years are as follows: (2007: $132,000; 2008: $89,000; and 2009: $42,000, and thereafter: none.)

Capital lease obligations represent the following at December 31 (in thousands):

	2006	2005
Total minimum lease payments	$263	$216
Interest expense relating to future periods	(19)	(12)
Present value of the minimum lease payments	244	204
Less: current portion	(120)	(126)
Noncurrent portion	$124	$78

Following is a summary of fixed assets held under capital leases at December 31 (in thousands):

	2006	2005
Computers and office equipment	$630	$441
Less: accumulated depreciation	(391)	(286)
Net	$239	$155

9. ACCRUED EXPENSES& OTHER PAYABLES

Accrued expenses consist of the following at December 31 (in thousands):

	2006	2005
Deposits and advance payments	$352	$277
Professional fee	321
Director fee	100
Salaries and benefit payable	792	591
Marketing expense	389
Others	156	12
Total	$2,110	$880

10. STOCKHOLDERS' EQUITY

a) COMMON STOCK

During the year ended December 31, 2006, the Company had the following equity transactions (i) 394,000 shares as a result of exercise of stock options with cash consideration of $237,000; (ii) 618,112 shares for acquisition of subsidiaries valued at $4,346,000; and (iii) 275,000 shares returned by ChinaGoHi valued at $1,672,000, due to a termination agreement signed with ChinaGoHi in November 2006 (as filed in an 8K dated Nov 28, 2006); (iv) repurchase of 24,200 shares from Yueshen with a market value of $124,223.

During the year ended December 31, 2005, the Company had the following equity transactions (i) 700,000 shares as a result of exercise of stock options and warrants with cash consideration of $1,014,000; (ii) 515,900 shares for acquisition of subsidiaries valued at $3,971,000;(iii) 20,000 shares at $3.10 per share, or $63,000 for investor relations services rendered based on the fair market value of the services rendered; and (iv) repurchase of 149,459 shares with a market value of $771,000 related to affiliated company (see Note 3 for details).

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

The status of the Stock Option Plan as of December 31, 2006, is as follows:

	Options outstanding	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2003	986,000	$2.97
Granted	553,000	$2.00
Cancelled	(400,000)	$4.25
Exercised	(271,500)	$1.42
OUTSTANDING, DECEMBER 31, 2004	867,500	$2.24
Granted	680,000	$6.57
Cancelled	--	--
Exercised	(100,000)	$2.00
Forfeited	(3,000)	$1.75
OUTSTANDING, DECEMBER 31, 2005	1,444,500	$4.29
Granted	500,000	$4.75
Cancelled	(1,180,000)	$5.80
Exercised	(394,000)	$2.12
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00

Following is a summary of the status of options outstanding at December 31, 2006:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2004-7-26	370,500	$1,548,690	0.57	$2.00	370,500	$2.00

On May 28, 2006, the board of directors and management approved and authorized the cancellation of 680,000 stock options that were previously authorized but not granted during fiscal year 2005. Those options were authorized but not granted and unvested and unexercised.

There are 370,500 options, which granted during year 2004, were outstanding and vested in year 2006. Those options have a term of three years and 0.83 year vesting period. The weighted-average fair value of such options was $1.42.The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.75%
Expected life of the options	1.65 years
Expected volatility	61.33%
Expected dividend yield	0%

There were 500,000 options authorized on September 21 of 2006 with a $4.75 exercise price. Such options have a term of 5 years and will be vested 5% per quarter commencing from January 1st 2007. On December 15, 2006, the board of directors decided to cancel all options previously granted in 2005 and 2006 due to the increasing cost of option administration. The board of directors plan to issue restricted stock or stock appreciation right (SAR) for future executive and employee incentive compensation.

c) WARRANTS

At December 31, 2006, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 3.34 years and the weighted average price per share is $10.61.

Following is a summary of the warrant activity:

	Warrants outstanding	WEIGHTED AVERAGE EXERCISE PRICE	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2003	0	$ -	$ -
Granted	622,002	-	-
Forfeited	-	-	-
Exercised	(30,864)	-	-
OUTSTANDING, DECEMBER 31, 2004	591,138	$ 9.50	$ -
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, DECEMBER 31, 2005	591,138	$ 9.50	$ -
Granted	416,000	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$ 10.61	$ -

Following is a summary of the status of warrants outstanding at December 31, 2006:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	2.04	$7.15	123,456	$7.15
2004-11-15	117,682	2.88	$3.89	117,682	$3.89
2004-12-9	350,000	2.94	$12.21	350,000	$12.21
2006-3-13	416,000	4.20	$12.20	416,000	$12.20

On March 13, 2006, we issued 400,000 warrants to several institutional investors in connection with a private placement of $8 million in convertible debentures. On the same day we issued another 16,000 warrants to our placement agent for the transaction. See Note 1 for further details. Those warrants have a term of 5 years and immediately vesting. The assumptions used in calculating the fair value of such warrants granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.78%
Expected life of the options	5.00 years
Expected volatility	37.08%
Expected dividend yield	0%

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31, 2006:

	Number of shares	Remarks
Escrowed shares returned to treasury in 2003	800,000
Shares purchased in the open market	43,426
Repurchase of shares from Take 1	149,459
Repurchase of shares from Yueshen	24,200
Cancellation of former employee shares	45,000
Termination with ChinaGoHi	825,000	Returned shares plus Escrow shares
Incomplete acquisition of Allink	200,000
Holdback shares as contingent consideration due to performance targets not yet met	529,848	Includes shares related to Clickcom (78,000); Guangzhou(Wanrong (138,348); iMobile (153,500); Games (160,000);
Balance, December 31, 2006	2,616,933
Shares outstanding at December 31, 2006	11,538,664
Shares issued at December 31, 2006	14,155,597

We included 5,272 common shares purchased in the open market, which are failed to report in previous annual report in above treasury stock movement table. We total paid $14,847 for those shares with average share price $2.82.

11. INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States. For certain operations in the United States of America, Hong Kong and the PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2006. Accordingly, the Company has no net deferred tax assets.

The components of income before income taxes are as follows:

(USD000s)	2006	2005	2004
Income (loss) subject to PRC	$82	$2,262	$1,366
Income (loss) subject to Hong Kong	(3,090)	1,125	345
Loss subject to United States	(17,022)	(1,087)	(2,161)
Income (loss) before taxes	(20,030)	2,300	(450)
Less: income taxes	(63)	(93)	(22)
Net income available to common stockholders	$(20,093)	$2,207	$(472)

United States of America

As of December 31, 2006, the Company’s subsidiary in the United States of America had approximately $4,555,000 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carry forwards could be restricted. The deferred tax assets for the United States entity at December 31, 2006 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2006 and 2005.

(USD000s)	2006	2005
Net Operating Loss Carry forwards	$1,822	$1,732
Total Deferred Tax Assets	1,822	1,732
Less: Valuation Allowance	(1,822)	(1,732)
Net Deferred Tax Assets	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005	December 31, 2004
Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Foreign income tax:
PRC	33	33	33
HK	17.5	17.5	17.5
Changes in valuation allowance	26.6	(47.5)	(48.5)
Tax expense at actual rate	77%	3%	2%

Hong Kong

As of December 31, 2006, the Company’s Hong Kong subsidiary had net operating loss carry forwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Hong Kong subsidiary at December 31, 2006 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. .

The following table sets forth the significant components of the net deferred tax assets for operation in the Hong Kong region as of December 31, 2006 and 2005.

(USD000s)	2006	2005
Net Operating Loss Carry forwards	$540	$-
Total Deferred Tax Assets	540	-
Less: Valuation Allowance	(540)	-
Net Deferred Tax Assets	$-	$-

China

Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rates. Additionally, as of December 31, 2006 and 2005, the Company had accumulated net operating loss carry forwards for Chinese tax purposes of approximately $0 and $447,000, respectively. Realization of the Chinese tax net operating loss carry forwards is dependent on future profitable operations, as well as a maximum five-year carry forward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carry forwards to zero.

The following table sets forth the significant components of the net deferred tax assets for operation in the PRC as of December 31, 2006 and 2005.

(USD000s)	2006	2005
Net Operating Loss Carry forwards	$-	$86
Total Deferred Tax Assets	-	86
Less: Valuation Allowance	-	(86)
Net Deferred Tax Assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2006 and 2005:

(USD000s)	2006	2005
Total Deferred Tax Assets	$2,362	$1,818
Less: Valuation Allowance	(2,362)	(1,818)
Net Deferred Tax Assets	$-	$-

Income tax payable was approximately $70,000 at December 31, 2006 (2005: $12,000).

12. RELATED PARTY TRANSACTIONS

Lease Agreement

In November 2004, the Company entered a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.

LOAN DUE TO AND FROM RELATED PARTIES

As of December 31, 2006, there was a total loan receivable of approximately $1,706,000 due from related parties while the loan due to related party was $638,000.

As at the year end, the related party loan receivables included $1,026,000 due from Take 1, an affiliated company that is 20% owned by PacificNet, $196,000 due from MOABC, an affiliated company that is 20% owned by PacificNet, and $384,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries is comprised of $256,000 due from a shareholder of Yueshen and $128,000 due from a director of Soluteck. The terms of these related parties loan receivables and payables are summarized below:

LOAN TO TAKE 1

Take 1 is an affiliated company and is 20% owned by PacificNet as of December 31, 2006. A convertible loan of $1,026,000 is outstanding from Take 1 as of December 31, 2006. Conversion terms of the convertible loan provide PacificNet an option at any time during the Term to convert in part or in whole of the then outstanding loan principle up to $1,026,000 (or HKD $8,000,000) into shares of Take 1 to reach 51% ownership of Take 1. The loan was extended as a working capital loan to finance the expansion of Take 1's business in Europe and North America.

LOAN TO MOABC

MOABC is an affiliated company and is 20% owned by PacificNet as of December 31, 2006. A convertible loan of $196,000 is outstanding from MOABC as of December 31, 2006. Conversion terms of the convertible loan provide PacificNet an option at any time during the Term to convert in part or in whole of the then outstanding loan principle by using the price of $23,160 (1% of shares). The provision for doubtful debts of $293,000 for the loan to MOABC was recorded in 2006.

LOAN TO GLAD SMART

Glad Smart is an affiliated company and is 15% owned by PacificNet as of December 31, 2006. A loan of $100,000 is outstanding from Glad Smart as of December 31, 2006. The loan was extended as a working capital loan to finance the expansion of Glad Smart’s voice card business operation.

LOAN TO YUESHEN’S SHAREHOLDER

As of December 31, 2006, there was a loan outstanding of $256,000 receivable from the shareholder of Yueshen given that the provision was $993,000, a subsidiary of the Shanghai Classic. The purpose of the loan was to repay the working capital loan owed by the predecessor of Yueshen prior to PacificNet’s acquisition and to finance Yueshen shareholder’s other projects. This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen. Further discussion of the outcome of our legal dispute with Yueshen is found under Part II of this 10Q document - Item1: Legal Proceedings.

LOAN TO SOLUTECK’S DIRECTOR

As of December 31, 2006, there was a loan outstanding of $128,000 receivable from a director of Soluteck, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN PAYABLE TO RELATED PARTY

As of December 31, 2006, a loan of $356,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purposes. The loan is due on August 4, 2010. Interest being charged per annum is at Hong Kong Prime lending rate, which was approximately 6.5% per annum in 2005 and 8% in 2006.

As of December 31, 2006, a loan of $282,000 was payable to a shareholder of Smartime. The loan was advanced to Smartime for working capital purposes.

13. SEGMENT INFORMATION

SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. PacificNet’s chief decision-makers, as defined under SFAS 131, are the Chief Executive Officer and Chairman. During 2006 and 2005, PacificNet had four operating segments.

The Company’s reportable segments are operating units, which represent the operations of the Company’s significant business operations. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes the Company’s other insignificant services and corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

For the year ended December 31, 2006 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total ($)
Revenues	14,146	1,555	23,385	3,652	42,738
(% of Total Rev)	(33.1%)	(3.6%)	(54.7%)	(8.5%)	(100%)
Earnings / (Loss) from
Operations	676	(44)	(1,053)	(13,567)	(13,988)
(% of Total Profit)	(4.8%)	(-0.3%)	(-7.5%)	(-97.0%)	(-100%)
Total Assets	8,367	1,258	12,673	19,584	41,882
(% of Total Assets)	(20.0%)	(3.0%)	(30.3%)	(46.8%)	(100%)
Goodwill	3,936	461	2,155	-	6,552
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the year ended December 31, 2005 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total ($)
Revenues	13,505	0	2,880	801	17,186
(% of Total Rev)	(78.6%)	(0.0%)	(16.8%)	(4.7%)	(100%)
Earnings / (Loss) from
Operations	1,515	0	271	(1,497)	289
% of Total Profit)	(1,524.2%)	(0.0%)	(93.8%)	(518.0%)	(100%)
Total Assets	6,994	0	9,333	28,271	44,598
(% of Total Assets)	(15.7%)	(0.0%)	(20.9%)	(63.4%)	(100%)
Goodwill	3,936	-	979	-	4,915
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

For the year ended December 31, 2004
For the year ended December 31, 2004 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total ($)
Revenues	10,034	0	849	188	11,071
(% of Total Rev)	(90.6%)	(0.0%)	(7.7%)	(1.7%)	(100%)
Earnings / (Loss) from
Operations	1,594	0	6	(2,504)	(904)
% of Total Profit)	(-176.3%)	(0.0%)	(-0.7%)	(277%)	(100%)
Total Assets	6,017	0	5,018	21,625	32,660
(% of Total Assets)	(18.4%)	(0.0%)	(15.4%)	(66.2%)	(100%)
Goodwill	3,936	-	979	-	4,915
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

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

(2) Telecom Value-Added Services (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi (discontinued), Linkhead (discontinued), Clickcom (discontinued) and Guangzhou 3G/Sunroom. For example, Linkhead is a master reseller of NMS hardware and software platforms in China, and its voice cards are used as an integral part of voice hardware using CPCI industry control machines, and also by Media Servers to support access from PSTN and VoIP, Softswitch and 3G networks.

(3) Product (Telecom & Gaming) Services Group - involves communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited, iMobile, Allink, Take1 and PacificNet Games. PacificNet Games Limited (PacGames) is a leading developer of Asian electronic gaming machines, multi-player electronic gaming technology solutions and gaming related maintenance, IT, and distribution services for the leading hotel and casino operators based in the Macau and other Asian gaming markets.

(4) Other Business -other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, etc.

Product and service revenues classified by major geographic areas are as follows (in thousands):

For the year ended December 31, 2006	Hong Kong	PRC	Macau	United States	Total
Product revenues	$19,829	$5,755	$364	$ -	$25,948
Service revenues	$13,527	$3,263	$-	$ -	$16,790

For the year ended December 31, 2005	Hong Kong	PRC	Macau	United States	Total
Product revenues	$3,216	$-	$-	$ -	$3,216
Service revenues	$10,355	$3,615	$-	$ -	$13,970

For the year ended December 31, 2004

For the year ended December 31, 2004	Hong Kong	PRC	Macau	United States	Total
Product revenues	$849	$-	$-	$ -	$849
Service revenues	$9,240	$982	$-	$ -	$10,222

14. DISCONTINUED OPERATIONS/ASSETS HELD FOR DISPOSITION

Financial Statements for the year ended December 31, 2003, 2004 & 2005 have been reclassified to account for the following discontinued operations and/or assets held for disposition.

1. Guangzhou Yueshen Taiyang Network Science and Technology Limited (“Yueshen”)

Operations of Yuenshen were discontinued during the year. Accordingly, the Company had recorded a charge to loss on disposal of $0.5 million at December 31, 2006.

On 12 August, 2006, to recover the loan advanced to Yueshen, we commenced a law suit in the High Court of the Hong Kong Special Administrative Region ("HKSAR") against i) Guangzhou Yueshen Taiyang Network Science and Technology Limited as borrower and both ii) Ms. Li Yan Kuan and iii) Mr. Yi Wen as guarantors for the loan sum of RMB 2,000,000 ("Debt Sum") together with the agreed interest rate calculated at 6% per annum all due on 15 November, 2005 according to the promissory note and guarantee entered into by the three defendants on 15 May, 2005.

2. Guangzhou Clickcom Digit-net Science and Technology Ltd. (“Clickcom”)

Operations of Clickcom were discontinued and became dormant during the year as a result of poor business and market prospects. Former staffs of Clickcom have been reassigned to MOABC. Nominal amount of fixed assets are subject to disposition. Accordingly, Clickcom has been classified as Asset Held for Disposition in 2006. Approximately $400,000 of goodwill carried for Clickcom has been charged to impairment by the Company at the year end of 2006.

3. Beijing Linkhead Technologies Company Limited (“Linkhead”)

Due to bleak industry prospects, board of directors of Linkhead had resolved a special board resolution in January 2007 to direct management to engage in active search for willing buyers to acquire or prepare to enter into liquidation process. Accordingly, Linkhead has been classified as Asset Held for Disposition in 2006. Approximately $4 million of goodwill carried for Linkhead has been charged to impairment by the Company at the year end of 2006.

4. Guangzhou 3G Information Technology Co. Ltd. (“GZ3G”)

On April 30, 2007, the Company entered into a definitive agreement with HeySpace International Limited to sell PacificNet’s 51% equity ownership of GZ3G group of companies for a consideration of $6 million. Accordingly, GZ3G has been classified as Asset Held for Disposition in 2006. Approximately $2.1 million in goodwill being carried on the Company’s books had been written down to level the Company’s total carrying cost of GZ3G to the intended disposition value.

5. Lion Zone Holdings Ltd. (“Lion Zone”)

On November 20, 2006, PacificNet executed an agreement ("Termination Agreement") to terminate the Sale and Purchase Agreement with Lion Zone, ChinaGoHi and Mr. Wang Wenming (collectively, the "Sellers"). The Termination Agreement was effective as of November 1, 2006. In the Termination Agreement, the Sellers agreed to pay an aggregate of HKD$3,000,000, comprising: USD$100,000 in cash and 275,000 in restricted shares of PACT, in exchange for 51% interest of Lion Zone, holding company of ChinaGoHi. Additionally, the Sellers agreed to waive PacificNet's obligations under the Sale and Purchase Agreement entered into between PacificNet and the Sellers in December 2005 to issue restricted shares and to provide certain loans to the Sellers. PacificNet, however, reserves the rights to re-purchase the said 51% interest of Lion Zone within 2 years of the date of signing the Termination Agreement for a consideration of 5 times audited net profit under US GAAP for the 12-month period subsequent to the year of signing.

The following is a summary of discontinued operations.

(In thousands)	ChinaGoHi	Yueshen	Linkhead	G3G	Clickcom	Total
Investment	4,475	275	-	-	-	4,750
Net earnings consolidated into PACT	175	229	-	-	-	404
Consideration received/receivable	3,947	-	-	-	-	3,947
Loss on disposal	(703)	(504)	-	-	-	(1,207)
Income/(loss) from discontinued operations		-	(1,089)	1,206	(4)	113
Net assets for disposal /to be sold		-	1,579	10,945	145	12,669

15. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

16. EVENTS SUBSEQUENT TO DECEMBER 31, 2006 (UNAUDITED)

ADDDITIONAL ACQUISITION OF TAKE1 TECHNOLOGIES IN Q1 2007

On January 05, 2007, we entered into an agreement for PacificNet to exercise the option to acquire an additional 31% interest in Take1 Technologies Limited (“Take1”) (formerly known as “CHEER ERA LIMITED”). The completion date for the new Securities Subscription Agreement was March 5, 2007, with a consideration of $721,887 (paid entirely with shares of PacificNet: 149,459 PACT Shares, valued at $4.83 per share). As a result, PacificNet has become the majority and controlling shareholder of Take1 with our ownership percentage increased from 20% to 51%. Take1 is a leading designer, developer and manufacturer of gaming, multimedia entertainment and communication kiosk products including casino-use electronic gaming tables, photo and video entertainment kiosks, digital camera photo development stations, multimedia messaging services (MMS) and mobile content download stations for mobile phones, and other coin-operated peripherals and consumables. Take1 Technologies is based in Hong Kong and markets and distributes its products around the world including the USA, Canada, Mexico, Europe, China, and Southeast Asia.

SALE OF CONVERTIBLE DEBENTURES BY OUR SUBSIDIARY PACIFICNET GAMES LIMITED

On February 9, 2007, the Company through its subsidiary, PacificNet Games Limited (PacGames) entered into a definitive agreement for a $5 million financing in the form of a convertible secured note from Pope Asset Management, LLC (Pope), an institutional investor. Proceeds from the financing will be used to provide PacGames with additional working capital to expand its gaming technology operations, to make further synergistic acquisitions in China and for general corporate purposes.

The $5 million financing, evidenced by a convertible secured note issued by PacGames to Pope, matures on February 6, 2010, and may be converted into 26% to 32% ownership interest in PacGames based on reaching certain net income milestones during fiscal year 2007. The interest rate on the convertible debenture will initially be set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

17. Legal Proceedings

1. Legal Proceeding and Judgment Against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan,  and Mr.Wu Yi Wen

On August 12, 2006, we commenced a law suit in the High Court of the Hong Kong Special Administrative Region ("HKSAR") against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan, (PRC ID: 440112195706120967, address: (Chinese G6--305)  and Mr.Wu Yi Wen, (PRC ID: 440106196412220919, Guangzhou address: (Chinese) for failure to pay amounts owed under a promissory note.  On May 15, 2005, we loaned RMB2,000,000 ("Debt Sum") to Yueshen to cover operating costs, evidenced by a promissory note due on November 15, 2005.  Ms. Kuan and Mr. Wen guaranteed repayment of the note by Yueshen.  The Debt Sum together with the agreed interest rate calculated at 6% per annum was due on November 15, 2005.

On March 28, 2007, the High Court of HKSAR had adjudged that the three defendants should pay us the Debt Sum together with interest sum at the rate of 6% per annum from  May 15, 2005 to  March 28, 2007, and additional interest charged at the rate of 5% per annum for the Debt Sum and accrued interest within 90 days overdue and thereafter at the judgment rate until payment and fixed costs of HK$3,405.

2. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc.  (NYSE:JCI) (www.jci.com )

On January 19, 2007, Johnson Controls Hong Kong Limited filed a claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of trane water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

In connection with the claim, PacificNet Power reviewed a letter from its client, China Weal Property Management Ltd., dated January 22, 2007 stating that the construction work by JCHKL had not been completed as of the date of the letter, and that certain violations itemized in a  letter issued by the Hong Kong Environment Protection Department  (EPD) (Noise Abatement Notice No. N806030) addressed to JCHKL with respect to acoustic problems with JCHKL’s equipment had not been abated.  Further, JCHKL was to pay penalties between HK$100,000 and HK$200,000 assessed by the JCHKL for failing to fix the noise problem on the roof of Fortress Tower.

The board of directors of PacificNet Power Limited has reviewed the case with its client, China Weal Property Management Ltd., and our Hong Kong legal counsel and it is our belief that the project work undertaken JCHKL is defective in numerous aspects, as evidenced by the letter from government letter issued by EPD.  As a result, we believe the construction work was not been completed by JCHKL, and therefore, JCHKL is not entitled to payment for its services.

On February 7, 2007, we instructed our Hong Kong legal counsel to issue a Defense and Counterclaim to JCHKL to counter-claim that ( i) JCHKL's construction work has not complied with the applicable rules and regulations of various government authorities in Hong Kong; (ii) the Chiller System provided by JCHKL was defective and merchantable unfit and JCHKL has failed and/or refused to rectify such defective works; and (iii) JCHKL shall return the work deposit in the amount of  HK$1,500,000 to PacificNet Power Limited and shall compensate and keep PacificNet Power Limited indemnified against all the loss and damages suffered as a result of any claims from the China Weal Property Management Ltd, the employer and the potential tenants of Fortress Tower.

The case is under review by Hong Kong High Court and we have not received any judgment from the High Court of the Hong Kong Special Administrative Region as of date of this report. We are currently proceeding with discovery and counter-claims, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

18. Restatement

On March 19, 2007 our predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005 and 2004 due to uncertainties around certain option grants during the said period. An independent investigation in this connection has been commissioned by our Audit Committee to address this matter.

In its May 3, 2007 Report, the Audit Committee concluded that, “…the Audit Committee did indeed find that, although the number and terms of option grants were being fixed by the Compensation Committee who deferred to the Board merely for a secondary review approval; whereby the Board of Directors still maintained the authority to cancel a prerequisite grant consummated by the Compensation Committee, therefore that Grant could likely be interpreted only as final at the date of approval of the company’s Board of Directors. Hence, with this approach which seems to be more aligned with the SEC interpretation, financial restatement would be required to account for the granting of options that were “in the money” due to procedural administrative delay and the difference in the Compensation Committee grant date and the Board of Directors approval date. Accordingly, the Audit Committee recommended to the Board of Directors of Pacificnet, Inc. to charge additional stock based compensation expense to the company’s financial statements for the fiscal years ended December 31, 2003, 2004 and 2005 respectively...”

Based on the Audit Committee Recommendations, extra stock-based compensation charges of approximately $0.3 million, $1.2 million and $0.1 million are charged to each of the years ended December 31, 2005, 2004 and 2003, respectively, Also, for the years ended December 31, 2005 and 2004, approximately $2.4 million and $0.2 million have been reclassified from Selling, General & Administrative expenses to Discontinued Operations for financial statement presentation purposes. Following are the effects of the restatement:

Fiscal years ended December 31
(In thousands, except share and share amounts)	2005	2005	2004	2004	2003	2003
	As reported	As restated	As reported	As restated	As reported	As restated
Consolidated balance sheets:

Additional paid-in capital	$57,690	$59,346	$53,916	$55,290	$31,790	$31,918
Accumulated deficit	(25,990)	(27,646)	(28,479)	(29,853)	(29,253)	(29,381)
TOTAL STOCKHOLDERS' EQUITY	31,785	31,785	25,310	25,310	2,509	2,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,203	$44,598	$33,250	$32,660	$7,770	$7,740

Consolidated income statements:
Selling, General and Administrative expenses	$(5,811)	$(3,411)	$(3,435)	$3,245	$(1,572)	$(1,569)
Stock-based compensation expenses		(282)		(1,246)		(128)
Income/(loss) from operations	4,569	289	1,937	(904)	(1,337)	(1,475)
Income/(loss) before income taxes, minority interest and discontinued operations	5,645	783	2,438	(989)	(1,256)	(1,394)
Income/(loss) before discontinued operations	0	(81)	817	(1,537)	(1,281)	(1,414)
Net income available to common stockholders	$2,489	$2,207	$774	$(472)	$(1,281)	$(1,409)
Earnings/(loss) per common share:
Basic	$0.25	$0.22	$0.11	$(0.06)	$(0.24)	$(0.27)
Diluted	$0.23	$0.21	$0.09	$(0.06)	$(0.24)	$(0.27)
Shares used in computing earnings per share
Basic	10,154,271	10,154,271	7,268,374	7,268,374	5,234,744	5,234,744
Diluted	10,701,211	10,701,211	8,241,996	8,241,996	5,234,744	5,234,744

Consolidated statements of cash flows
Net earnings (loss)	$2,489	$2,207	$774	$(472)	$(1,281)	$(1,409)
Stock-based compensation	0	282	0	1,246	0	128
Net cash provided by (used in) operating activities	$9,250	$2,980	(4,431)	(2,491)	(905)	(905)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,815	$(2,866)	$2,941	$2,572	$129	$87