Form 10-Q
period 2007-03-31
PACIFICNET INC
filed 2007-05-31
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐     Accelerated Filer ☐                    Non-accelerated filer ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑

 As of May 30, 2007, there were 11,808,993 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.
Form 10-Q for the Quarterly Period Ended March 31, 2007

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pacific Net Inc.

We have reviewed the accompanying consolidated balance sheet of Pacific Net Inc. (a Delaware Corporation) and Subsidiaries as of March 31, 2007, and the related statements of income, and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company’s management. The financial statements of Pacific Net Inc. and Subsidiaries for the three month period ended March 31, 2006  was reviewed by the Company’s prior auditor. The prior auditor has withdrawn their audit opinions.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As on March 31, 2007, the company’s accumulated deficit was $47,431,000. In addition, the Company is in default on its convertible debenture obligation. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16, the financial statements for the two years ended December 31, 2005 and 2004 have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pacific Net Inc. and subsidiaries (a Delaware Corporation) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders” equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2007 we expressed an unqualified opinion on these consolidated financial statements.

Such report includes a paragraph that emphasizes facts that raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Kabani & Company, Inc.

Los Angeles, CA
May 30, 2007

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Current Assets:
Cash and cash equivalents	$4,041	$1,799
Restricted cash - pledged bank deposit	235	234
Accounts receivables, net of allowances for doubtful accounts of $1,579 and $2,023	8,411	7,297
Inventories	428	201
Loan receivable from related parties	713	1,706
Loan receivable from third parties	178	128
Marketable equity securities - available for sale	568	558
Other current assets	4,552	4,012
Total Current Assets	19,126	15,935

Property and equipment, net	6,656	4,711
Investments in affiliated companies and subsidiaries	34	115
Intangible assets, net	400	323
Goodwill	7,400	6,552
Other assets	-	471
Net assets held for disposition	11,795	12,822
TOTAL ASSETS	$45,411	$40,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of Credit	$404	$855
Bank loans-current portion	933	576
Capital lease obligations - current portion	110	120
Accounts payable	1,277	417
Accrued expenses and other payables	1,964	2,059
Income tax payable	88	17
Loans payable to related party	577	638
Convertible Debenture	6,909	8,000
Liquidated damages liability	2,697	2,837
Total Current Liabilities	14,959	15,519

Bank loans - non current portion	2,280	1,635
Capital lease obligations - non current portion	104	124
Convertible debenture- non current portion, net of issuance cost, $193, and $0	3,252	945
Warrant liabilities	844	904
Total long-term liabilities	6,480	3,608

TOTAL LIABILITIES	21,439	19,127
Commitments & contingencies	-	-
Minority interest in consolidated subsidiaries	7,126	6,874

Stockholders’ Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none
Common stock, par value $0.0001, Authorized - 125,000,000 shares; Issued and outstanding:
March 31, 2007 - 14,355,041shares issued, 11,808,993 Outstanding
December 31, 2006 - 14,155,597 issued, 11,538,664 outstanding	1	1
Treasury stock, at cost (2007 Q1: 2,546,048 shares, 2006: 2,616,933)	(130)	(257)
Additional paid-in capital	64,560	63,124
Cumulative other comprehensive income (loss)	249	220
Accumulated deficit	(47,431)	(47,739)
Less stock subscription receivable	(403)	(421)
TOTAL STOCKHOLDERS’ EQUITY	16,846	14,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,411	$40,929

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

	FOR THE THREE MONTH PERIODS ENDED
	March 31,
	2007	2006
	(unaudited)	(unaudited, restated)
Net revenues
Services	$4,565	$3,736
Product sales	4,702	2,936
Total net revenues	9,267	6,672
Cost of revenues
Services	(3,353)	(2,577)
Product sales	(3,375)	(2,743)
Total cost of revenues	(6,728)	(5,320)
Gross Profit	2,539	1,352
Operating expenses:
Selling, general and administrative expenses	(1,567)	(1,079)
Stock-based compensation expenses	-	(182)
Depreciation and amortization	(172)	(29)
Total operating expenses	(1,739)	(1,290)

Income from continued operations	800	62

Other income (expenses)
Interest expenses, net	(200)	(52)
Gain/(loss) in change in fair value of derivatives	61	-
Sundry income, net	19	15
Total other expenses	(120)	(37)

Income from continued operations before income taxes, minority interests	680	25

Provision for income taxes	(68)	(17)
Share of earnings of associated companies	-	(3)
Minority interests	(534)	(86)
Income/(loss) from continued operations	78	(81)
Income from discontinued operations	230	882
Net income	308	801

Other comprehensive income/(loss):
Foreign exchange gain/(loss)	29	(20)
Net comprehensive income	$337	$781
Basic earnings per share	$0.03	$0.07
Diluted earnings per share	$0.03	$0.07

Weighted average number of shares - Basic	11,719,168	10,855,761
Weighted average number of shares - Diluted	12,013,109	11,526,945

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars)

	FOR THE THREE MONTH PERIODS ENDED
	March 31,
		2006
	2007	(Restated)
Cash Flows from operating activities
Net income	$308	$801
Adjustments to reconcile net income to net cash used in operating activities:
Equity loss of associated company	-	3
Provision for allowance for doubtful accounts	(378)	-
Minority Interest	534	86
Depreciation and amortization	306	196
(Gain) loss from discontinued operations	(230)	(882)
Stock-based compensation	-	182
Change in fair value of derivatives	(61)	-
Liquidated damages expense	-	-
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	307	(1,070)
Inventories	(227)	(83)
Accounts payable and other accrued expenses	(659)	610
Net cash used in operating activities	(100)	(157)
Cash flows from investing activities
Decrease in restricted cash	(1)	(1)
Increase in purchase of marketable securities	(10)	(24)
Acquisition of property and equipment	(819)	(1,142)
Acquisition of subsidiaries and affiliated companies	-	(390)
Loans receivable from third parties	(50)	37
Loans receivable from related party	(33)	(670)
Net cash provided by (used in) investing activities	(913)	(2,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable to related party	(61)	144
Repayments under bank line of credit	(451)	(49)
Repayments of amount borrowed under capital lease obligations	(30)	(34)
(Purchase) sale of treasury shares	282	(124)
Proceeds from subscription received, exercise of stock options and warrants	18	29
Net proceeds from issuance of convertible debenture	2,296	7,500
Advances under bank loans	217	153
Net cash provided by(used in) financing activities	2,271	7,619
Effect of exchange rate change on cash and cash equivalents	29	18
Net increase (decrease) in cash from subsidiaries held for disposition	955	(1,512)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,242	3,778
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,799	3,487
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,041	$7,265
CASH PAID FOR:
Interest	$221	$87
Income taxes	$-	$32
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property & equipment acquired under banking loan	$785	$$ 1,082
Investments in subsidiaries acquired through the issuance of common stock	$190	$397

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. BASIS OF PRESENTATION

Description of Operations - PacificNet Inc. (referred to herein as "PacificNet" or the "Company") is a leading provider of gaming technology, e-commerce, and Customer Relationship Management (CRM) in China. Our gaming products are specially designed for the Chinese and Asian gamers, and we focus on integrating localized Chinese and Asian themes and content, advanced graphics, digital sound effects and popular domestic music, with secondary bonus games and jackpots. Our gaming products include: Multi-player Electronic Table Games - Baccarat, Sicbo, Fish-Prawn-Crab, and Roulette machines, server based games (SBG) with multiple client betting stations, slot and bingo machines, video lottery terminals (VLTs), amusement with prices (AWP) machines, gaming cabinet and client/server system designs, online i-gaming software design, and multimedia entertainment kiosks. PacificNet's gaming clients include the leading hotels, casinos, and gaming operators in Macau, Asia, and Europe, and our ecommerce and CRM clients include the leading telecom companies, banks, insurance, travel, marketing and business services companies and telecom consumers in Greater China such as China Telecom, China Mobile, Unicom, PCCW, Hutchison Telecom, Bell24, Motorola, Nokia, SONY, TCL, Huawei, American Express, Citibank, HSBC, Bank of China, Bank of East Asia, DBS, TNT, China and Hong Kong government. PacificNet employs about 1,200 staff in its various subsidiaries throughout China with offices in Hong Kong, Beijing, Shanghai, Shenzhen, Guangzhou, Macau and Zhuhai China, USA, and the Philippines.

Consolidated Interim Financial Statements - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, but do not include all disclosures required by GAAP. You should read these interim consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. The unaudited consolidated financial statements include the accounts of PacificNet Inc. and its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. PacificNet’s 2006 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

Reclassification - Certain items in the accompanied consolidated financial statements have been re-classed for comparative purposes.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $47 million and $47.7 million as of March 31, 2007 and December 31, 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but not limited to: 1) accelerate disposal and spin-off of unprofitable or unfavorable return-on-investment non-gaming operations; 2) focus on execution of the new high potential gaming business initiatives; 3) acquisition of profitable and/or strategic operations through issuance of equity instruments; 4) formation of strategic relationship with key gaming operators in Asia; 5) issuance and/or restructure of new long-term convertible debentures. In this regard, on April 30, 2007, the Company entered into a sale and purchase agreement to dispose of its interest in Guangzhou3G for a consideration of US$6 million, on May 5, 2007, the Company entered into a sale and purchase agreement to dispose of the real estate in HK for approximately US$1 million and on May 18 & 20, 2007, the Company entered into various definitive agreements to reduce its equity interests in certain unprofitable subsidiaries to 15%, namely: Linkhead, PacTelso, PacSo and PacPower.

2. RECENT PRONOUNCEMENTS

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

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

 In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

3. EARNINGS PER SHARE

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for the period ended March 31, 2007 exclude the potential dilutive effect of 889,456 warrants because their impact would be anti-dilutive based on current market prices. 690,909 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended March 31
	2007	2006
	(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)
Numerator: earnings/(loss)	$308	$801
Denominator:
Weighted-average shares used to compute basic EPS	11,719,168	10,855,761
Dilutive potential from assumed exercise of stock options and warrants	293,941	671,184
Weighted-average shares used to compute diluted EPS	12,013,109	11,526,945
Basic earnings per common share:	$0.03	$0.07
Diluted earnings per common share:	$0.03	$0.07

4. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.		Goodwill
		Telecom		Total goodwill	reclassified to net
	Outsourcing	Value-Added	Products (Gaming	on the restated	assets for disposal/
(US$000s)	Services	Services	and Technology)	balance sheet	to be sold

Balance as of December 31, 2005	$3,936	$-	$979	$4,915	$9,909

Goodwill acquired during the year	--	461	1,176	1,637

Balance as of December 31, 2006	$3,936	$461	$2,155	$6,552	$3,655

Goodwill acquired during the first quarter			848

Balance as of March 31, 2007	$3,936	$461	$3,003	$7,400	$3,655

5. STOCKHOLDERS' EQUITY

a) COMMON STOCK

 For the three month period ended March 31, 2007, the Company had the following equity transactions: (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March. Such shares are valued at $ 1,090,914.; (ii) 29,459 shares of common stock were released from escrow (PACT treasury shares) for acquiring additional 31% Ownership in Take 1 Technologies Group Limited valued at $190,305.(iii) 41,426 treasury shares were sold to the open market with total consideration $282,845.

b) STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the three months ended March 31, 2007, no new options were granted and no options were vested, thus the compensation costs is zero. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R.

The status of the Stock Option Plan as of March 31, 2007, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2005	1,444,500	$4.29
Granted	500,000	$4.75
Cancelled	(1,180,000)	$5.80
Exercised	(394,000)	$2.12
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING MARCH 31, 2007	370,500	$2.00

Following is a summary of the status of options outstanding at March 31, 2007:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2004-7-26	370,500	$1,237,470	0.32	$2.00	370,500	$2.00

The 370,500 outstanding options, which granted during year 2004, will be expired at July 26 of 2007. Those options were vested from July 1st of 2005 with 10 months vesting period, and the corresponding compensation cost have been recorded within the vesting period. The weighted-average fair value of such options was $1.41.The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.75%
Expected life of the options	1.65 years
Expected volatility	61.33%
Expected dividend yield	0%

No options were granted, cancelled and exercised during the three month period ended March 31, 2007.

c) WARRANTS

At March 31, 2007, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 3.09 years and the weighted average exercise price per share is $10.61 per share.

 Following is a summary of the warrant activity:

	Warrants outstanding	WEIGHTED AVERAGE EXERCISE PRICE	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2005	591,138	$9.50	$-
Granted	416,000	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, MARCH 31, 2007	1,007,138	$10.61	$-

Following is a summary of the status of warrants outstanding at March 31, 2007:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	1.79	$7.15	123,456	$7.15
2004-11-15	117,682	2.63	$3.89	117,682	$3.89
2004-12-9	350,000	2.69	$12.21	350,000	$12.21
2006-3-13	416,000	3.95	$12.20	416,000	$12.20

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

No warrants were granted, cancelled and exercised during quarterly ended March 31 of 2007.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock as at March 31 of 2007:

Number of shares
Escrowed shares returned to treasury in 2003	800,000
Shares purchased in the open market	2,000
Repurchase of shares from Yueshen	24,200
Cancellation of former employee shares	45,000
Termination with ChinaGoHi - Returned shares plus Escrow shares	825,000
Incomplete acquisition of Allink	200,000
Holdback shares as contingent consideration due to performance targets not yet met - Includes shares related to Clickcom (78,000); Guangzhou Wanrong (138,348); iMobile (153,500); Games (160,000); and Take 1 (120,000)	649,848
Balance, March 31, 2007	2,546,048
Shares outstanding at March 31, 2007	11,808,993
Shares issued at March 31, 2007	14,355,041

From January 24th, 2007 to Jan 30th, 2007, we sold 41,426 treasury shares to the open market with total consideration $282,845.

On February 4th of 2007 (30 days after deal closing), we released 29,459 shares of common stock from escrow (PACT treasury shares) for acquiring additional 31% Ownership in Take 1 Technologies Group Limited. The remaining 120,000 shares are treated as holdback shares and will be released to Take 1 once they met their future performance targets.

6. CONVERTIBLE DEBENTURES

6.1  Eight Million Convertible Debentures
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

In February 2007, upon reaching an agreement on the amount and payment of accrued liquidated damages, the Company signed a Settlement and Release Agreement with each of the investors. Under the terms of the Settlement and Release Agreements, the Company paid an aggregate $140,000 in cash as satisfaction in full of liquidated damages owed to Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. Partial liquidated damages owed to Whalehaven Capital Fund Ltd. were paid in the amount of $35,000 in cash, with the remaining liquidated damages in the amount of $105,000 paid in the form of a new convertible debenture due February 2009, on substantially the same terms as the original debentures, except that interest only is paid on the new debentures until October 2008 and beginning in November 2008 until February 2009, when the new debentures are due, the monthly redemption amount under the new debentures shall be equal to $315,000. The remaining investors also agreed to accept the aggregate $840,000 in liquidated damages owed to them in the form of the new convertible debentures for the amount of their respective portion of the liquidated damages. The Company also agreed to amend the original debentures to shorten the term for payment of the original principal amount to a 22 month term. As a result the monthly redemption amount for the original debenture increased from $320,000 to $ 363,638. All other terms and conditions of the original debenture remain in full force and effect. The outstanding original principal amount as at March 31, 2007 is $6,909,086.

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

The gross proceeds of $8,000,000 are recorded as a current debenture liability. In addition, fair values attributed to the Investors’ warrants in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” are recorded as liabilities. The initial value related to the Investors’ warrants is $690,642. An aggregate gain of $60,694 representing the change in fair value of warrants was recognized during the three months ended March 31, 2007.

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

a)
"If, during the Effectiveness Period, either the effectiveness of the Registration Statement lapses for any reason or the Holder shall not be permitted to resell Registrable Securities under the Registration Statement for a period of more than 20 consecutive Trading Days or 60 non-consecutive Trading Days during any 12 month period, the Company has to pay ‘Mandatory Default Amount’ as the sum of (i) the greater of (A) 130% of the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, or (B) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (a) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (b) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture."

b)
"If any Event of Default occurs, the outstanding principal amount of this Debenture plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s selection, immediately due and payable in cash at the Mandatory Default Amount. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of this Debenture, the interest rate on this Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law."

Due to the provisions mentioned above and as per the terms of the Debenture, the Company has reclassified the principal amount of the Debenture of $8,000,000 and the principal amount of the new Debenture of $945,000 and the interest accrued thereon to current liabilities.

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	2006
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of March 31, 2007.

6.2 Five Million Convertible Note

On February 7, 2007, PacificNet Games Limited (PacGames), a 51% owned subsidiary of the Company, entered into a definitive $5 million convertible secured note financing agreement with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds of the financing are to provide PacGames with additional working capital to expand its gaming technology operations, to make further synergistic acquisitions in China and for general corporate purposes.

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PacGames ranging between 26% to 32% . The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity. PacGames received the first payment of $2.5 million during the first quarter of 2007.

In connection with the issuance of the note, PacGames incurred issuance costs of $204,121, which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note.

7. SEGMENT INFORMATION

The Company has classified its operating segments in accordance with SFAS No. 131 “DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.”  Operating segments comprise reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The four operating segments are as follows:

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

(4) Other Business - other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, etc.

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

For the three months ended March 31, 2007 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total ($)
Revenues	3,963	527	4,773	4	9,267
(% of Total Rev)	(42.8%)	(5.7%)	(51.5%)	(0%)	(100%)
Earnings / (Loss) from
Operations	400	-3	1,196	-793	800
(% of Total Profit)	(50.0%)	(-0.4%)	(149.5%)	(-99.1%)	(100%)
Total Assets	8,270	1,510	17,045	18,586	45,411
(% of Total Assets)	(18.2%)	(3.3%)	(37.5%)	(40.9%)	(100%)
Goodwill	3,936	461	3,003	-	7,400
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the three months ended March 31, 2006 (in thousands, except percentages)	Group 1. Outsourcing Services ($)	Group 2. Telecom Value-Added Services ($)	Group 3. Products (Telecom & Gaming) ($)	Group 4. Other Business ($)	Total (Restated) ($)
Revenues	3,022	295	3,355	0	6,672
(% of Total Rev)	(45.3%)	(4.4%)	(50.3%)	(0%)	(100%)
Earnings / (Loss) from
Operations	206	15	359	-518	62
% of Total Profit)	(332.3%)	(0.0%)	(579.0%)	(-835.5%)	(100%)
Total Assets	7,347	1,010	14,566	35,807	58,730
(% of Total Assets)	(12.5%)	(1.7%)	(24.8%)	(61.0%)	(100%)
Goodwill	3,936	461	979	-	5,376
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

Product and service revenues classified by major geographic areas are as follows (in thousands):

For the three months ended March 31, 2007	Hong Kong, Macau	PRC	United States	Total
Product revenues	$2,137	$1,550	$1,015	$ 4,702
Service revenues	$3,492	$1,073	-	$ 4,565

For the three months ended March 31, 2006	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	$2,936	-	-	$2,936
Service revenues	$3,027	$709		$$3,736

8. RELATED PARTY TRANSACTIONS

 LEASE AGREEMENT

In November 2004, the Company entered into a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.

LOAN DUE FROM RELATED PARTIES

At March 31, 2007, there was a total loan receivable of approximately $713,000 due from related parties. Included in which were $279,000 from MOABC, an affiliated company that is 15% owned by PacificNet, and $434,000 from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of those subsidiaries. The amounts due from shareholders and directors of subsidiaries are comprised of $254,000 due from a shareholder of Yueshen, $64,000 due from a director of Soluteck and $115,000 due from a director of PACT Communications. Terms of these related parties loan receivables and payables are summarized below:

LOAN TO MOABC
MOABC is an affiliated company, 15% owned by PacificNet, as of March 31, 2007. A convertible loan of $279,000 is outstanding from MOABC as of March 31, 2007. Terms of the convertible loan provide PacificNet an option at any time during the term of the loan to convert in part or in whole of the then outstanding loan principle into equity interest of MOABC, at $23,160 for each 1% of MOABC shares.

LOAN TO YUESHEN’S SHAREHOLDER
As of March 31, 2007, there was a loan outstanding of $254,000 receivable from the shareholder of Yueshen. This loan is secured by 106,240 PacificNet shares. Further discussion of the Company’s legal dispute with Yueshen can be found under Part II of this 10Q document - Item1: Legal Proceedings.

LOAN TO SOLUTECK’S DIRECTOR
As of March 31, 2007, there was a loan outstanding of $64,000 receivable from a director of Soluteck, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO COMMUNICATIONS' DIRECTOR
As of March 31, 2007, there was a loan outstanding of $115,000 receivable from a director of Communications, due on August 31, 2007. The interest rate for the loan is 10% per annum plus 1% penalty interest per month in case of delinquency. The loan is secured by 30,000 PacificNet shares.

LOAN DUE TO RELATED PARTIES

As of March 31, 2007, there was an outstanding loan payable of $577,000 due to related parties. Included in which was a loan payable of $292,000 to a shareholder of EPRO. The loan was advanced to Epro by a shareholder of EPRO on behalf of the Company for working capital purposes. The loan is due on August 4, 2010. Interest is charged at Hong Kong prime lending rate.

As of March 31, 2007, a loan of $285,000 was payable to a shareholder of Smartime. The loan was advanced to Smartime by a shareholder of Smartime on behalf of the Company for working capital purposes.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2007 Q1 amounted to $152,000 (2006 Q1: $128,000). Future minimum lease payments under non-cancelable operating leases are $655,000 for the period from January 2007 to December 2008 and $684,000 for the period from January 2008 to December 2011, respectively.

RESTRICTED CASH - Term deposit of $235,000 has been pledged to certain financial institutions for bank line overdraft protection of Epro.

BANK LINE OF CREDIT - As of March 31, 2007, the Company’s outstanding bank line of credit were as follows:
(i)
Epro has an overdraft banking facility of up to $294,000 with certain banking institutions, which is secured by a pledge of its fixed deposits of $235,000. Interest is charged at Hong Kong Prime Rate and payable at the end of each calendar month or the date of settlement, whichever is earlier.

(ii)	Smartime has an overdraft banking facility of up to $110,000 with a Hong Kong banking institution. This overdraft facility is secured by a personal deposit account of a director of Smartime.

BANK LOANS - Tabulated below are bank loans outstanding (in thousands):

	March 31, 2007 (Unaudited)	December 31, 2006
Secured [1]	$2,476	$1,668
Unsecured	$737	$543
Less: Current portion	$(933)	$(576)
Noncurrent portion	$2,280	$1,635

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $235,000 (2006: $234,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows:

US$	April 2007 to March 2008	April 2008 to March 2009	April 2009 to March 2010	April 2010 to March 2011	April 2011 to March 2012	Thereafter	TOTAL
Beijing PACT office mortgage (1)	50,954	53,806	56,845	42,871	80,635	761,625	1,046,736
Shenzhen PACT office mortgage (2)	21,673	23,045	24,505	26,056	27,706	648,420	771,405
Sub-total	72,627	76,851	81,350	68,927	108,342	1,410,044	1,818,141

Bank line of credit (3)	436,841	403,754	130,996	-	-	-	971,590
AR factoring loans (3)	423,802	-	-	-	-	-	423,802
Sub-total	860,642	403,754	130,996	-	-	-	1,395,392

TOTAL	933,270	480,604	212,346	68,927	108,342	1,410,044	3,213,533

(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.
(3)	Interest rates charged range from Hong Kong Prime Lending Rate to Prime + 2%.

CAPITAL LEASE OBLIGATIONS - The Company leases various equipments under capital leases expiring in 2008. Aggregate minimum future lease payments under capital leases for each of the next two years are as follows: 2007: $80,000; 2008: $24,000, and thereafter: none.

Liquidated damages: Refer to Note 6 for details

10. OTHER CURRENT ASSETS

Other current assets comprises of the following (in thousands):

	March 31, 2007 (Unaudited)	December 31, 2006
Loans to employees	$367	$411
Advances to sales representatives	1,127	358
Receivable from Lion Zone Holdings	385	485
Prepayment	725	887
Deposit-utilities	1,327	1,292
Prepaid expense	360	408
Others	261	171
Total	$4,552	$4,012

11. INCOME TAXES

The Company is registered in the state of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States.

The income taxes expenses for the Company's subsidiaries were $68,000 for the 3-month period ended March 31, 2007. The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules.

For operations in the United States of America and Hong Kong the Company has incurred net accumulated operating loss for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2007. Accordingly, the Company has no net deferred tax assets as of March 31, 2007.

12. SUBSEQUENT EVENTS

Sale of Interest in Linkhead Technology Bejing Limited. ("Linkhead")
On May 20, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in Linkhead, a PRC limited liability corporation engaged in the business of resaling of NMS hardware and software platforms in China, to Mr. Mu Yingliang, a resident of People’s Republic of China. Consideration for the 36% interest of Linkhead was RMB10,000 (or US$1,295), to be paid within 90 days after signing of the agreement. The Company’s interest in Linkhead decreased from 51% to 15% after the transaction.

Sale of Interest in PacificNet Telecom Solution Inc. ("PacTelso")
On May 20, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PacTelso, an intermediate holding company registered under the laws of British Virgin Islands, to Mr. Mu Yingliang, a resident of People’s Republic of China. Consideration for the 36% interest of PacTelso was RMB10,000 (or US$1,295), to be paid within 90 days after signing of the agreement The Company’s interest in PacTelso decreased from 51% to 15% after the transaction.

Sale of Interest in PacificNet Solutions Limited. ("PacSo")
On May 18, 2007, the Company entered into a definitive agreement to sell its 45% equity interest in PacSo, a company registered under the laws of Hong Kong SAR, China and engaged in systems integration, software application, and e-business solutions services, to Mr. Alex Au, a resident of Hong Kong SAR, China. Consideration for the 45% interest of PacSo was HK$4,500 (or US$583), to be paid within 90 days after signing of the agreement. The Company’s interest in PacSo decreased from 60% to 15% after the transaction.

Sale of Interest in PacificNet Power Limited ("PacPower")
On May 18, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PacPower, a company registered under the laws of Hong Kong SAR, China and engaged in air-conditioning contracting and consulting businesses, to Mr. Alex Au, a resident of Hong Kong SAR, China. Consideration for the 36% interest of PacPower was HK$3,600 (or US$466), to be paid within 90 days after signing of the agreement. The Company’s interest in PacPower decreased from 51% to 15% after the transaction.

Sale of Interest in MOABC.com ("MOABC")
On May 20, 2007, the Company entered into a definitive agreement to sell its 5% equity interest in MOABC, a PRC limited liability corporation engaged in the business of value-added services platform providing, to Mr. Jack Ou, a resident of People’s Republic of China. Consideration for the 5% interest of MOABC was RMB5,000 (or US$647), to be paid within 90 days after signing of the agreement. The Company’s interest in MOABC decreased from 20% to 15% after the transaction.

Sale of Interest in Guangzhou 3G Information Technology Co., Ltd. ("Guangzhou 3G")
On April 30, 2007, the Company entered into a definitive agreement to sell its 51% interest in Guangzhou 3G to HeySpace International Limited, a BVI company owned by founders of Guangzhou 3G, for consideration of US$6 million, to be paid in cash in 5 installments over 7 months. The Company acquired a controlling interest in Guangzhou 3G, a PRC registered wholly owned foreign enterprise, through the purchase of a 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited, a British Virgin Islands Company, in March 2005 for a consideration of US$5.5 million, which was paid partly in cash and partly in PACT stock.

Guangzhou 3G was one of the largest value-added telecom and information services providers in China. It conducts its VAS operations with Guangzhou Sunroom Information Industrial Co., Ltd., a PRC registered Domestic Enterprise (DE), through a series of contractual agreements. Its business and profitability were severely impacted by certain adverse billing policies implemented by China Mobile during 2006.

Information relating to the operations of the subsidiaries up to the periods of disposal during the three month period ended March 31, 2007 is as follows:

(In US$ thousands)	Linkhead	G3G	Clickcom	Power	Solutions	MOABC	Total
Income/(loss) from discontinued operations	($8)	$261	($1)	-	$1	($23)	$230
Net assets held for disposition	$1,387	$10,230	$138	$106	($23)	($43)	$11,795

13. ACQUISITION

TAKE 1 TECHNOLOGIES GROUP LIMITED

On January 05, 2007, we entered into an agreement for PacificNet to exercise the option to acquire an additional 31% interest in Take 1. The completion date for the new Securities Subscription Agreement was January 05, 2007, with a consideration of $965,505 (paid entirely with shares of PacificNet: 149,459 PACT Shares, valued at $6.46 per share). As a result, PacificNet has become the majority and controlling shareholder of Take1 with our ownership percentage increasing from 20% to 51%.

An initial equity investment of 30% in Take 1 was made in April 2004 by the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, for a consideration of $1,156,812, comprising $385,604 in cash and $771,208 in 149,459 PacificNet shares at $5.16 per share. PacificNet’s interest in Take 1 was reduced to 20% in the year 2005 from 30% as a result of PacificNet repurchasing an aggregate of 149,459 at nominal value.

Summarized below is the assets acquired and liabilities assumed for Take 1 in the acquisition:

Estimated fair values:
Current Assets	$106,422
Intangible asset	$64,665
Total Assets Acquired	$171,087
Liabilities assumed	($728,156)
Net assets acquired	($557,069)
Investment on equity method (20%)	$385,604
Loss from Investment	$(285,260)
Additional Consideration (31%)-partially paid	$190,305
Goodwill	$847,718

At March 31, 2007, goodwill of $847,718 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill is reported under reportable segment for Products (Telecom & Gaming)..

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Take 1 acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Take 1. Accordingly, the operating results of Take 1 have been consolidated with those of the Company starting January 05, 2007. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$128,205 for the quarter ended March 31, 2007 is available. Accordingly, the contingent consideration of 120,000 shares has not been reflected in the consolidated financial statements of the Company as of March 31, 2007.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE QUARTER ENDED MARCH 31, 2007 AND 2006

The following is an un-audited pro forma consolidated financial information for the quarter ended March 31, 2006 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2006 and 2007, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2006 and 2007, respectively, and may not be indicative of future operating results.

	Quarter ended March 31
	2007	2006
	(un-audited and in thousands of U.S. dollars except for earnings per share)
Revenue	$9,267	$6,916
Operating income	$800	$47
Net profit	$308	$796
Earnings per share - basic	$0.03	$0.07
Earnings per share - diluted	$0.03	$0.07

Accordingly, PacificNet included the financial results of Take 1 in its consolidated 2007 financial results from January 5, 2007 through March 31, 2007.

14 INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies consists of the following as of March 31, 2007:

(US$ thousands)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
	AMOUNT	DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Glad Smart	$30	15% ownership interest
Community media co.	$4	5% ownership interest
Total	$ 34

15. LEGAL PROCEEDINGS.

1. Legal Proceeding and Judgment Against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan, and Mr.Wu Yi Wen

On August 12, 2006, we commenced a law suit in the High Court of the Hong Kong Special Administrative Region ("HKSAR") against Guangzhou Yueshen Taiyang Network Science and Technology Limited ("Yueshen"), Ms. Li Yan Kuan and Mr.Wu Yi Wen for failure to pay amounts owed under a promissory note.  On May 15, 2005, we loaned RMB2,000,000 ("Debt Sum") to Yueshen to cover operating costs, evidenced by a promissory note due on November 15, 2005.  Ms. Kuan and Mr. Wen guaranteed repayment of the note by Yueshen.  The Debt Sum together with the agreed interest rate calculated at 6% per annum was due on November 15, 2005.

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

2. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc.  (NYSE:JCI) (www.jci.com )

On January 19, 2007, Johnson Controls Hong Kong Limited filed a claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of rane water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

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

16. RESTATEMENT

On March 19, 2007 our predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005 and 2004 due to uncertainties around certain option grants during the said period. An independent investigation in this connection has been performed by our Audit Committee to address this matter.

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

Based on the Audit Committee Recommendations, extra stock-based compensation charges of approximately $0.3 million, $1.2 million and $0.1 million were charged to each of the years ended December 31, 2005, 2004 and 2003, respectively, Also, for the years ended December 31, 2005 and 2004, approximately $2.4 million and $0.2 million have been reclassified from Selling, General & Administrative expenses to Discontinued Operations for financial statement presentation purposes. Following are the effects of the restatement:

Fiscal years ended December 31
(In thousands, except share and share amounts)	2005	2005	2004	2004	2003	2003
	As reported	As restated	As reported	As restated	As reported	As restated
Consolidated balance sheets:

Additional paid-in capital	$57,690	$59,346	$53,916	$55,290	$31,790	$31,918
Accumulated deficit	(25,990)	(27,646)	(28,479)	(29,853)	(29,253)	(29,381)
TOTAL STOCKHOLDERS' EQUITY	31,785	31,785	25,310	25,310	2,509	2,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,203	$44,598	$33,250	$32,660	$7,770	$7,740

Consolidated income statements:
Selling, General and Administrative expenses	$(5,811)	$(3,411)	$(3,435)	$3,245	$(1,572)	$(1,569)
Stock-based compensation expenses	-	(282)	-	(1,246)	-	(128)
Income/(loss) from operations	4,569	289	1,937	(904)	(1,337)	(1,475)
Income/(loss) before income taxes, minority interest and discontinued operations	5,645	783	2,438	(989)	(1,256)	(1,394)
Income/(loss) before discontinued operations	-	(81)	817	(1,537)	(1,281)	(1,414)
Net income available to common stockholders	$2,489	$2,207	$774	$(472)	$(1,281)	$(1,409)
Earnings/(loss) per common share:
Basic	$0.25	$0.22	$0.11	$(0.06)	$(0.24)	$(0.27)
Diluted	$0.23	$0.21	$0.09	$(0.06)	$(0.24)	$(0.27)
Shares used in computing earnings per share
Basic	10,154,271	10,154,271	7,268,374	7,268,374	5,234,744	5,234,744
Diluted	10,701,211	10,701,211	8,241,996	8,241,996	5,234,744	5,234,744

Consolidated statements of cash flows
Net earnings (loss)	$2,489	$2,207	$774	$(472)	$(1,281)	$(1,409)
Stock-based compensation	-	282	-	1,246	-	128
Net cash provided by (used in) operating activities	$9,250	$2,980	(4,431)	(2,491)	(905)	(905)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,815	$(2,866)	$2,941	$2,572	$129	$87

17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS AMENDED.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:

—	the impact of competitive products;
—	changes in laws and regulations;
—	adequacy and availability of insurance coverage;
—	limitations on future financing;

—	increases in the cost of borrowings and unavailability of debt or equity capital;
—	the inability of the Company to gain and/or hold market share;
—	exposure to and expense of resolving and defending liability claims and other litigation;
—	consumer acceptance of the Company's products;

—	managing and maintaining growth;
—	customer demands;
—	market and industry conditions,
—	the success of product development and new product introductions into the marketplace;

—	the departure of key members of management, and
—	the effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

Regarding one of our subsidiaries, for example, Epro is engaged in the business of providing outsourced call center services with over 15 years of field experience in Hong Kong and China. The factors that could affect current and future results are as follows:

—	insufficient sales forces for business development & account servicing;
—	lack of PRC management team in operation;
—	less familiarity on partners' product knowledge;
—	deployment costs of a new HR application and the costs to upgrade the call center computer system;

—	increasing operations costs (cost of salaries, rent, interest rates & inflation) under rising economy in Hong Kong;
—	insufficient brand awareness initiatives in the market;
—	salary increases due to an active labor market in Hong Kong and GuangZhou; and
—	increasing competition of call center solutions in the Hong Kong and PRC markets.

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

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

PacificNet Inc. (http://www.PacificNet.com) is a leading provider of gaming technology, e-commerce, and Customer Relationship Management (CRM) in China. Our gaming products are specially designed for the Chinese and Asian gamers, and we focus on integrating localized Chinese and Asian themes and content, advanced graphics, digital sound effects and popular domestic music, with secondary bonus games and jackpots. Our gaming products include: Multi-player Electronic Table Games - Baccarat, Sicbo, Fish-Prawn-Crab, and Roulette machines, server based games (SBG) with multiple client betting stations, slot and bingo machines, video lottery terminals (VLTs), amusement with prices (AWP) machines, gaming cabinet and client/server system designs, online i-gaming software design, and multimedia entertainment kiosks. PacificNet's gaming clients include the leading hotels, casinos, and gaming operators in Macau, Asia, and Europe, and our ecommerce and CRM clients include the leading telecom companies, banks, insurance, travel, marketing and business services companies and telecom consumers in Greater China such as China Telecom, China Mobile, Unicom, PCCW, Hutchison Telecom, Bell24, Motorola, Nokia, SONY, TCL, Huawei, American Express, Citibank, HSBC, Bank of China, Bank of East Asia, DBS, TNT, China and Hong Kong government. PacificNet employs about 1,200 staff in its various subsidiaries throughout China with offices in Hong Kong, Beijing, Shanghai, Shenzhen, Guangzhou, Macau and Zhuhai China, USA, and the Philippines.

PacificNet's Gaming Products:
Our gaming products are specially designed for the Chinese and Asian gamers, and we focus on integrating localized Chinese and Asian themes and content, advanced graphics, digital sound effects and popular domestic music, with secondary bonus games and jackpots. Our gaming products include:

• Multi-player Electronic Table Games: Baccarat, Sicbo, Fish-Prawn-Crab, and Roulette Machines, server based games (SBG) with multiple client betting stations.
• Slot Machines
• Bingo and Keno Machines
• Video Lottery Terminals (VLTs)
• Server-Based Gaming Machines (SBG)
• Amusement With Prices (AWP) Machines
• Online iGaming Software Development
• Client-Server Gaming Systems
• CMM Level 3 Certified Gaming Software Development Center in China with 200 Professional Software Developers
• Gaming Systems, Cabinet Design and Sales, Parts Sales, OEM Games. We design and sell gaming machine cabinets, replacement parts.

PacificNet's Business Units:
1. Gaming Technology: Electronic Gaming Machines, Mobile Games, i-Gaming Software.
2. Legacy Business: CRM, E-commerce and Telecom Products
Our goal is to take a leading role in providing customer relationship management (CRM) and gaming technology, which are rapidly expanding business sectors in Asia.

PaificNet’s Major Operating Subsidiaries
—
PacificNet Games Limited (PacGames), is a leading provider of Asian multi-player electronic gaming machines, gaming technology solutions, gaming related maintenance, IT and distribution services for the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets.

—
Take1 Technologies (www.take1technologies.com) , is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, electronic gaming machines (EGM), bingo and slot machines, AWP (Amusements With Prizes) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, and cabinets.

—
Pacific Solutions Technology, is a CMM Level 3 certified software development center with over 200 software programmers located in Shenzhen, China, and specializes in the development of client-server systems, internet e-commerce software, online and casino gaming systems and slot machines, banking and telecom applications using Microsoft Visual C++, Java, and other rapid application development tools.

—	PacificNet Epro (www.EproTel.com.hk): CRM Call Center and Customer Services Outsourcing
—	PacificNet Clickcom (www.clickcom.com.cn), MOABC.com : VAS,SP,( SMS, WAP)
—	Guangzhou Wanrong (www.my2388.com) : VAS, SP, (SMS,MMS,IVR,WAP, Java Games)
—	PacificNet Communications Limited,
—	iMobile, (www.imobile.com.cn, www.18900.com, wap.17wap.com)

PacificNet Gaming Technology

1. Participation games: company-owned gaming machines that we lease based upon any of the following payment methods are referred to as participation games: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered.
2. Wide Area Game Network, Community Gaming: electronically link gaming machines that are located across multiple casinos within a gaming jurisdiction. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a stand-alone gaming machine.
3. Local Area Progressive Jackpots (LAP) participation games: electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino.
4. Video Lottery Terminals: video gaming machines featured with localized Chinese and Asian themes and contents, advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines.
5. Server-based Gaming: a gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that also enables custom configuration by operators and central determination of game outcomes.

Gaming Market Overview on Macau, China
As of the end of 2006, Macau (a Special Administrative Region of the People's Republic of China) has become the largest and fastest-growing gaming market in the world, and surpassed the Las Vegas Strip in total revenues. According to statistics provided by Macau government, in 2006, Macau's gaming revenues exceeded US$7 billion (MOP 56.2 billion patacas), surpassing the Las Vegas Strip gaming revenues of US$6.6 billion. Macau borders Zhuhai City of Guangdong Province of China, one of the country's wealthiest and most developed regions and is an hour away from Hong Kong via ferry. In 2006, the number of tourists visiting Macau reached an all-time record of 22 million, an increase of 17 percent compared with 2005, of which 55% or 12 million visitors were from mainland China. At the end of 2006, there were 22 casinos, 83 hotels and similar establishments in Macau with close to 13,000 rooms. By 2010, the number of tourists is expected to nearly double to nearly 30 million visitors per year. Approximately one billion people live within a three-hour flight of Macau. Numerous hotel, gaming, and other projects are in the works in Macau which are expected to add over 10,000 guest rooms and over 20,000 live entertainment seats in eight separate venues. The number of hotel-casinos in operation and in development in Macau continues to grow, including well-known Chinese names such as Galaxy and Melco, and famous Las Vegas names such as the Sands, the Venetian, Wynn Resort and Crown Macau. With the disposable income of the average Chinese on the rise, Macau's gaming and entertainment market is expected to grow for years to come. Macau is the only area in China where gambling is legal.

RESULTS OF OPERATIONS

REVENUES. Revenues for the three months ended March 31, 2007 were amounted to $9,267,000, which represented a quarter-over-quarter increase of 39% from $6,672,000 for the three months ended March 31, 2006. The increase in revenues was mainly due to the Products (Telecom & Gaming), primarily driven by the Company’s high growth gaming technology businesses, and organic growth in Outsourcing Services Group, which posted a quarter-over-quarter increase of 42.3% and 31.1% respectively. The revenues in services and product sales during the first quarter of 2007 increased by 60.1% and 22.2% compared to the same periods of 2006. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

FOR THE THREE MONTHS ENDED	Group 1 Outsourcing Services	Group 2 Telecom Value-Added Services	Group 3 Products (Telecom & Gaming)	Other	TOTAL
MARCH 31, 2007 (in thousands, except percentages)	($)	($)	($)	($)	($)
Revenues	3,963	527	4,773	4	9,267
Earnings / (Loss) from Operations	400	-3	1,196	-793	800

	Group 1	Group 2	Group 3
FOR THE THREE MONTHS ENDED	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other	TOTAL
MARCH 31, 2006 (in thousands, except percentages)	($)	($)	($)	($)	($)
Revenues	3,022	295	3,355	0	6,672
Earnings / (Loss) from Operations	206	15	359	-518	62

(1)
Outsourcing services: The quarter-over-quarter increase of 31.1% in outsourcing services for the three months ended March 31, 2007 was primarily due to the growth in outsourcing contact center in Hong Kong. Pricing was highly competitive but demand for outbound calling lists, in-sourcing operators and sub-contract call center facilities management, for American Express and MetLife, remained strong. Outsourcing revenues made up 42.8% of the Company's total revenues for the first quarter of the year.

(2)
Telecom Value-added Services (VAS): Revenue for the three months ended March 31, 2007 was $527,000, a quarter-over-quarter increase of 78.6% as compare to the same period of 2006. VAS revenues made up 5.7% of the Company's total revenues for the first quarter of the year.

(3)
Products (Telecom & Gaming): Revenue for the three months ended March 31, 2007 was $4,773,000, a quarter-over-quarter increase of 42.3% as compare to the same period of 2006. Products revenues made up 51.5% of the Company's total revenues for the first quarter of the year. During the quarter, the Company’s mobile phone distribution business in Greater China remained steady. The Company owned one of the largest on-line mobile phone distribution portals in China and was one of the top five largest mobile phone wholesalers in Hong Kong. Increase is primarily due to buildup of revenues derived from the Company’s emerging gaming technology businesses. Significant traction has been gained from continued winning of high profile gaming orders from the fast growing Asian gaming technology provider market. Company managed to continue build up excellent relationships with leading casino operators in Macau and the rest of Asia with its world class multi-player electronic table game machines customized to the taste of Asian gaming customers. In addition, winning the bid of providing electronic slot machines to various leading gaming operators’ slot halls in Europe also pushed revenues during the quarter.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2007 was $6,728,000, an increase of 26% from $5,320,000 for the three months ended March 31, 2006, respectively. The cost of revenues in services sales and product sales for the three months ended March 31, 2007 increased by 30% and 23%, respectively, in each case compared with the respective period in 2006. The increase in cost of revenues lagged behind the corresponding increase in revenues, which amounted to approximately 39%. Cost of revenues savings were primarily due to the contribution from higher margin gaming technology businesses.

GROSS PROFIT. Gross profit for the three months ended March 31, 2007 was $2,539,000, a significant increase of 88% as compared to $1,352,000 for the three months ended March 31, 2006. Gross margin was 27% for the three months ended March 31, 2007, compared to 20% for the three months ended March 31, 2006. The improvement in gross margin for the quarter was primarily due to increased contributions from higher margin gaming technology subsidiaries. Out of their 19% revenue mix, gross profit of the Company’s gaming technology businesses represented 39% of the quarter’s total gross profit. Gross margins of the Company’s gaming technology businesses averaged more than 50%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,567,000 for the three months ended March 31, 2007, an increase of 45% from $1,079,000 for the three months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenue, however, recorded only a small quarter-over-quarter increase from 16% to 17%. Selling, general and administrative expenses consist primarily of staff salaries, rent, insurance and traveling costs. The quarter-over-quarter increase in total general and administrative expenses during the three months ended March 31, 2007 was mainly due to the increase in consultant and labor costs as a result of new product development as well as rental and utilities expenses for the expansion of the Company’s gaming technology subsidiaries and call centers in Hong Kong and China.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands, except percentages)	Total for the three months ended March 31, 2007 ($)	Total for the three months ended March 31, 2006 ($)	Percentage Change (%)
Remuneration and related	1,041	581	79
Office	300	215	40
Travel	91	40	128
Entertainment	40	16	150
Professional (legal and consultant)	290	65	346
Audit	20	18	11
Selling	111	52	113
Other	52	94	(45)
Recovery of provisions for doubtful accounts	(378)	-	N/A
Total	1,567	1,081	45

INCOME / (LOSS) FROM OPERATIONS. On a quarter-over-quarter basis, income from operations increased 1,100% for the three months ended March 31, 2007. Segmented operating incomes of $400,000, $3,000, and $1,196,000 for the three months ended March 31, 2007 were generated from the Company's three business groups: (1) CRM Outsourcing Services, (2) Telecom Value-Added Services, and (3) Products (Telecom & Gaming) Services, respectively. This compares to operating incomes of $206,000, $15,000 and $359,000 from the same groups for the same period last year, respectively. Improved profitability of continuing operations evidenced the success of the Company’s new gaming technology strategy, as reflected by the significant gaming technology operating income.

INCOME TAXES. Income tax provision was $68,000 for the three months ended March 31, 2007, as compared to $17,000 for the three months ended March 31, 2006. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available. We expect our income taxes to increase as our net income increases and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS. Minority interests for the three months ended March 31, 2007 totaled $534,000 compared with $86,000 for the same period of the prior year, representing minority ownership interests in subsidiaries consolidated in the Company’s consolidated financial statements.

NET INCOME. Net income recorded a quarter-over-quarter decrease of 62% for the three months ended March 31, 2007 as compared to the same period of prior year. This was solely due to diminishing income from discontinued operations as a result of the Company shifting from VAS businesses that are highly susceptible to adverse billing policy changes administered by China Mobile.

CASH

Net cash and cash equivalents at March 31, 2007 were approximately $4.04 million, an increase of approximately $1.80 million compared to December 31, 2006. This was primarily due to successful collection of certain doubtful debts of approximately $300,000 and 50% net proceeds ($2.3 million) from issuance of convertible debenture for the Company’s gaming technology business, net of acquisition of property and equipment of approximately $900,000.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of March 31, 2007 are detailed below:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$404,000	$404,000	0	0
Bank Loans	$3,213,000	$933,000	$870,000	$1,410,000
Operating leases	$1,339,000	$655,000	$684,000	0
Capital leases	$214,000	$110,000	$104,000	0
Total cash contractual obligations	$5,170,000	$2,102,000	$1,658,000	$1,410,000

In addition to above, as previously disclosed in the paragraph under the sub-heading of PROBABLE EVENT OF DEFAULT under Item 7 - CONVERTIBLE DEBENTURES, the terms of the convertible note obligate the Company to pay monthly 2% of outstanding principal as liquidated damages and 30% of the outstanding principal as mandatory default amount from the date of ineffectiveness of registration statement. As of March 31, 2007, the Company has accrued three months of liquidated damages and mandatory amount or approximately $2,697,000, although the Company may not have to pay the full amount of liquidated damages The amount has been reflected in the consolidated financial statements as a separate line item on the consolidated balance sheet as “liquidated damages liability”.

OFF-BALANCE SHEET ARRANGEMENTS.

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of March 31, 2007. Further, the Company had not engaged in any non-exchange trading activities during first quarter of 2007.

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

Foreign Currency Exchange Rate Risk.
Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Hong Dollar and the Chinese Renminbi, could adversely affect our financial results. During the quarter ended June 30, 2006, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the Hong Dollar and the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and these two currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed as of the period ended December 31, 2006, our chief executive officer and our former chief financial officer concluded that our disclosure controls and procedures were inadequate, need to be strengthened and were not sufficiently effective to ensure that information required to be disclosed by us in our reports that we filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the year, the Company had taken various steps to maintain the accuracy of our financial disclosures, and improve company internal control. An internal control team lead by senior managers had been set up to review the entire internal control system of the Company, including but not limited to risks identification, control procedure setup, staff training, segregation of incompatible job duties, design of management reporting system, definition and delegation of signing authority, establishment of documentation system and implementation of a company-wide ERP system.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

1. Legal Proceeding and Judgment Against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan, and Mr.Wu Yi Wen

On August 12, 2006, we commenced a law suit in the High Court of the Hong Kong Special Administrative Region ("HKSAR") against Guangzhou Yueshen Taiyang Network Science and Technology Limited, Ms. Li Yan Kuan and Mr.Wu Yi Wen for failure to pay amounts owed under a promissory note.  On May 15, 2005, we loaned RMB2,000,000 ("Debt Sum") to Yueshen to cover operating costs, evidenced by a promissory note due on November 15, 2005.  Ms. Kuan and Mr. Wen guaranteed repayment of the note by Yueshen.  The Debt Sum together with the agreed interest rate calculated at 6% per annum was due on November 15, 2005.

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

2. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc.  (NYSE:JCI) (www.jci.com )

On January 19, 2007, Johnson Controls Hong Kong Limited filed a claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of rane water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

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

ITEM 1A.   RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item IA Risk Factors in our Amendment to Quarterly Report on Form 10-Q for the period ended March 31, 2007 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and the Amendment to our Quarterly Report on Form 10-Q are not the only risks facing us Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The unpredictable growth of non-legacy gaming markets may affect our business and prospects.
The continued growth of non-legacy gaming markets for gaming machines and systems depends heavily on the public’s acceptance of gaming in these markets, as well as the ongoing development of the regulatory approval process by national and local governmental authorities. A portion of our growth is directly tied to our ability to access these new markets. We cannot predict which new jurisdictions or markets, if any, will approve the operation of electronic gaming machines, the timing of any such approval, the public’s acceptance of our gaming machines in these markets or our market share or profitability in these markets. Any decline in the popularity of our gaming products with players, or if we are unsuccessful in developing new products, services or systems, will have a negative impact on our revenues.

The gaming industry is heavily regulated and changes in regulation by gaming authorities may adversely impact our ability to operate the business.
The manufacture and distribution of gaming machines, development of systems and the conduct of gaming operations are subject to extensive national, provincial local and foreign regulation by various gaming authorities.

Our ability to continue to operate in certain jurisdictions could be adversely affected by:

•	Unfavorable public referendums

•	Unfavorable legislation affecting or directed at manufacturers or gaming operators, such as Referendums to increase taxes on gaming revenues

•	Adverse changes in or finding of non-compliance with applicable governmental gaming regulations

•	Delays in approvals from regulatory agencies

•	Limitations, conditioning, suspension or revocation of any of our gaming licenses

•	Unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, major stockholders or key personnel

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

We may have to pay liquidated damages and our debenture may be declared in default if we are unable to re-instate use of the prospectus contained in our Registration Statement on Form S-1.

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

Future sales of shares could have an adverse effect on the market price of our common stock.

As of March 31, 2007, we had 11,808,993 shares of common stock outstanding, which shares will be available to be sold in the public market in the near future, subject to, with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago, the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act. On March 27, 2007, we suspended the use of the prospectus contained in our Registration Statement on Form S-1 that was declared effective with respect to 3,152,228 shares of our common stock was suspended. These shares are no longer freely tradable without restriction or further registration, unless such sales can be made pursuant to an available exemption under the Securities Act. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock.

As of March 31, 2007, we had stock options outstanding to purchase an aggregate of 370,500 shares of common stock, those options were all exercisable. We also have warrants outstanding to purchase 1,007,138 shares of our common stock To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our common stock. Further, in March 2006, we completed a private placement of $8,000,000 in convertible debentures. The debentures are convertible into shares of common stock at an initial fixed conversion price of $10.00, subject to adjustments. In the event that any future financing should also be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

On March 19, 2007 our predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005, December 31, 2004 and December 31, 2003. As a result, on March 27, 2007, we notified the holders of the outstanding convertible debenture that we suspended use of the prospectus contained in our Registration Statement on Form S-1 (File No. 333-134127) that was declared effective on December 8, 2006, due to the lack of fiscal year end 2005 and 2004 audited financial statements and that they must cease selling under the prospectus. Under the terms of the registration rights agreement, the Company was obligated to pay liquidated damages to the convertible debenture investors at the rate of 2% of the principal amount of the debenture each month beginning on March 27, 2007 until the registration statement returns to effect.

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

PACIFICNET INC.

Date: May 31 , 2007	By:	/s/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: May 31 , 2007	By:	/s/ Daniel Lui
Daniel Lui Chief Financial Officer (Principal Financial Officer)