Form 10-Q
period 2007-06-30
PACIFICNET INC
filed 2007-08-21
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 1, 2007, there were 11,953,847 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.
Form 10-Q for the Quarterly Period Ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,725	$1,799
Accounts receivables, net of allowances for doubtful accounts of $1,406 and $2,023	9,649	7,297
Inventories	391	201
Loan receivable from related parties	2,351	1,706
Loan receivable from third parties	827	128
Marketable equity securities - available for sale	575	558
Other current assets	10,230	4,012
Total Current Assets	28,748	15,701

Property and equipment, net	6,925	4,711
Investments in affiliated companies and subsidiaries	34	115
Restricted cash - pledged bank deposit	237	234
Intangible assets, net	337	323
Goodwill	7,400	6,552
Other assets	45	471
Net assets held for disposition	25	12,822
TOTAL ASSETS	$43,751	$40,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of Credit	$299	$855
Bank loans-current portion	642	576
Capital lease obligations - current portion	100	120
Accounts payable	1,764	417
Accrued expenses and other payables	4,906	2,059
Income tax payable	64	17
Loans payable to related party	577	638
Convertible Debenture	5,818	8,000
Liquidated damages liability	945	2,837
Total Current Liabilities	15,115	15,519

Bank loans - non current portion	2,162	1,635
Capital lease obligations - non current portion	83	124
Convertible debenture- non current portion	4,740	945
Warrant liabilities	824	904
Total long-term liabilities	7,809	3,608

TOTAL LIABILITIES	22,924	19,127
Commitments & contingencies
Minority interest in consolidated subsidiaries	3,672	6,874

Stockholders’ Equity:
Preferred stock, par value $0.0001, Authorized - 5,000,000 shares
Issued and outstanding - none
Common stock, par value $0.0001, Authorized - 125,000,000 shares; Issued and outstanding:
June 30, 2007 - 14,355,041shares issued, 11,808,993 Outstanding
December 31, 2006 - 14,155,597 issued, 11,538,664 outstanding	1	1
Treasury stock, at cost (2007 Q1: 2,546,048 shares, 2006: 2,616,933)	(130)	(257)
Additional paid-in capital	64,560	63,124
Cumulative other comprehensive income (loss)	123	220
Accumulated deficit	(47,187)	(47,739)
Less stock subscription receivable	(212)	(421)
TOTAL STOCKHOLDERS’ EQUITY	17,155	14,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,751	$40,929

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

	FOR THE THREE MONTH PERIODS ENDED JUNE 30		FOR THE SIX MONTH PERIODS ENDED JUNE 30
	2007	2006 (restated)	2007	2006 ( restated)
Net revenues
Services	$4,299	$4,300	$8,864	$8,035
Product sales	4,722	8,914	9,424	11,851
Total net revenues	9,021	13,214	18,288	19,886
Cost of revenues
Services	(2,832)	(2,909)	(6,185)	(5,486)
Product sales	(3,828)	(8,528)	(7,203)	(11,271)
Total cost of revenues	(6,660)	(11,437)	(13,388)	(16,757)
Gross Profit	2,361	1,777	4,900	3,129

Operating expense:
Selling, general and administrative expenses	(1,798)	(1,416)	(3,365)	(2,495)
Stock-based compensation expenses		(60)		(242)
Depreciation and amortization	(216)	(129)	(388)	(158)
Total operating expenses	(2,014)	(1,605)	(3,753)	(2,895)

Income from continued operations	347	172	1,147	234

Other income ( expenses)
Interest expense, net	(232)	(341)	(432)	(393)
Gain/(loss) in change in fair value of derivatives	20	208	81	208
Sundry income, net	27	48	46	63
Total other expenses	(185)	(85)	(305)	(122)

Income from continued operations before income taxes, minority interests	162	86	842	111

Provision for income taxes	22	(13)	(46)	(30)
Share of earnings of associated companies	-	52		49
Minority interests	(340)	(179)	(874)	(265)
Income/(loss) from continued operations	(156)	(53)	(78)	(134)
Gain (loss) from discontinued operations (including income (loss) from discontinued operations)	400	850	630	1,732
Net income	244	796	552	1,597

Other comprehensive income/(loss):
Foreign exchange gain/(loss)	(126)	0	(97)	(20)
Net comprehensive income	$118	$796	$455	$1,577
Basic earnings per share	$0.02	$0.07	$0.05	$0.15
Diluted earnings per share	$0.02	$0.07	$0.05	$0.13

Weighted average number of shares - Basic	11,808,993	11,022,984	11,764,329	10,939,834
Weighted average number of shares - Diluted	12,085,566	11,879,697	12,040,902	11,902,019

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars)

	FOR THE SIX MONTH PERIOD ENDED June 30,
	2007	2006 (Restated)
Cash Flows from operating activities
Net income	$552	$1,597
Adjustments to reconcile net income to net cash provided by ( used in) operating activities:
Equity income of associated company	-	(49)
Provision for income tax	-	33
Provision for doubtful accounts	(691)	28
Minority Interest	874	265
Depreciation and amortization	646	975
(Gain) loss from discontinued operations	(630)	(1,732)
Stock-based compensation	-	242
Change in fair value of derivatives	(81)	(208)
Amortization of interest discount	-	154
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(479)	(5,284)
Inventories	(190)	(117)
Accounts payable and other accrued expenses	994	(1,170)
Net cash provided by (used in) operating activities	995	(5,266)
Cash flows from investing activities
Increase in purchase of marketable securities	(17)	-
Acquisition of property and equipment	(1,343)	(3,141)
Acquisition of subsidiaries and affiliated companies	-	(836)
Proceeds from disposition of discontinued operations	740	-
Loans receivable from third parties	(446)	562
Loans receivable from related party	(75)	(85)
Net cash used in investing activities	(1,141)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in restricted cash	(3)	1,422
Loan payable to related party	(61)	201
Repayments under bank line of credit	(556)	(171)
Repayments of amount borrowed under capital lease obligations	(61)	(73)
(Purchase) sale of treasury shares	282	(124)
Proceeds from subscription received, exercise of stock options and warrants	209	86
Net proceeds from issuance of convertible debenture	2,671	8,000
Advances under bank loans	(192)	623
Net cash provided by financing activities	2,289	9,964
Effect of exchange rate change on cash and cash equivalents	(97)	54
Net increase (decrease) in cash from subsidiaries held for disposition	880	(2,121)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,926	(869)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,799	3,487
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,725	$2,618
CASH PAID FOR:
Interest	$221	$292
Income taxes		463
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property & equipment acquired under banking loan	$785	$1,082
Options exercised for share receivable		522
Investments in subsidiaries acquired through the issuance of common stock	$190	$2,275

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1.  BASIS OF PRESENTATION

Description of Operations - PacificNet Inc. (referred to herein as "PacificNet" or the "Company") is a leading provider of gaming technology, e-commerce, and Customer Relationship Management (CRM) in China. Our gaming products are specially designed for the Chinese and Asian gamers, and we focus on integrating localized Chinese and Asian themes and content, advanced graphics, digital sound effects and popular domestic music, with secondary bonus games and jackpots. Our gaming products include: Multi-player Electronic Table Games - Baccarat, Sicbo, Fish-Prawn-Crab, and Roulette machines, server based games (SBG) with multiple client betting stations, slot and bingo machines, video lottery terminals (VLTs), amusement with prices (AWP) machines, gaming cabinet and client/server system designs, online i-gaming software design, and multimedia entertainment kiosks. PacificNet's gaming clients include the leading hotels, casinos, and gaming operators in Macau, Asia, and Europe, and our ecommerce and CRM clients include the leading telecom companies, banks, insurance, travel, marketing and business services companies and telecom consumers in Greater China such as China Telecom, China Mobile, Unicom, PCCW, Hutchison Telecom, Bell24, Motorola, Nokia, SONY, TCL, Huawei, American Express, Citibank, HSBC, Bank of China, Bank of East Asia, DBS, TNT, China and Hong Kong government. PacificNet employs about 1,200 staff in its various subsidiaries throughout China with offices in Hong Kong, Beijing, Shanghai, Shenzhen, Guangzhou, Macau and Zhuhai China, in the USA, and in the Philippines.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $47.2 million and $47.7 million as of June 30, 2007 and December 31, 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but were not limited to: 1) accelerate disposal and spin-off of unprofitable or unfavorable return-on-investment non-gaming operations; 2) focus on execution of the new high potential gaming business initiatives; 3) acquisition of profitable and/or strategic operations through issuance of equity instruments; 4) formation of strategic relationship with key gaming operators in Asia; and 5) issuance and/or restructure of new long-term convertible debentures. In this regard, on April 30, 2007, the Company entered into a sale and purchase agreement to dispose of its interest in Guangzhou3G for a consideration of US$6 million, on May 5, 2007, the Company entered into a sale and purchase agreement to dispose of the real estate in HK for approximately US$1 million and on May 15 & 20, 2007, the Company entered into various definitive agreements to reduce its equity interests in certain unprofitable subsidiaries to 15%, namely: Linkhead, Clickcom, PacTelso, PacSo and PacPower.

2.  RECENT PRONOUNCEMENTS

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their second quarter 2007 financial statements.

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

3.  EARNINGS PER SHARE

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for the period ended June 30, 2007 exclude the potential dilutive effect of 889,456 warrants because their impact would be anti-dilutive based on current market prices. 581,817 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)		(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)
Numerator: earnings	$244	$796	$552	$1,597
Denominator:
Weighted-average shares used to compute basic EPS	11,808,993	11,022,984	11,764,329	10,939,834
Dilutive potential from assumed exercise of stock options and warrants	276,573	856,713	276,573	962,185
Weighted-average shares used to compute diluted EPS	12,085,566	11,879,697	12,040,902	11,902,019
Basic earnings per common share:	$0.02	$0.07	$0.05	$0.15
Diluted earnings per common share:	$0.02	$0.07	$0.05	$0.13

4.  GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Gaming and Technology)	Total goodwill on the balance sheet	Goodwill reclassified to net assets for disposal/ to be sold

Balance as of December 31, 2005	$3,936	$-	$979	$4,915	$9,909

Goodwill acquired during the year	--	461	1,176	1,637

Balance as of December 31, 2006	$3,936	$461	$2,155	$6,552	$3,655

Goodwill acquired during the first quarter			848

Balance as of March 31, 2007	$3,936	$461	$3,003	$7,400	$3,655

Goodwill acquired during the second quarter

Balance as of June 30, 2007	$3,936	$461	$3,003	$7,400	$0

5.  STOCKHOLDERS' EQUITY

a)  COMMON STOCK

For the six month period ended March 31, 2007, the Company had the following equity transactions: (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March. Such shares are valued at $ 1,090,914.; (ii) 29,459 shares of common stock were released from escrow (PACT treasury shares) for acquiring additional 31% Ownership in Take 1 Technologies Group Limited valued at $190,305.(iii) 41,426 treasury shares were sold to the open market with total consideration $282,845.

b)  STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the three months ended June 30, 2007, no new options were granted and no options were vested, thus the compensation costs is zero. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R.

The status of the Stock Option Plan as of June 30, 2007, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2005	1,444,500	$4.29
Granted	500,000	$4.75
Cancelled	(1,180,000)	$5.80
Exercised	(394,000)	$2.12
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING MARCH 31, 2007	370,500	$2.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING JUNE 30, 2007	370,500	$2.00

Following is a summary of the status of options outstanding at June 30, 2007:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2004-7-26	370,500	$1,063,335	0.07	$2.00	370,500	$2.00

The 370,500 outstanding options, which were granted during 2004, will be expired on July 26, 2007. Those options were vested from July 1, 2005 with a 10 month vesting period, and the corresponding compensation costs have been recorded within the vesting period. The weighted-average fair value of such options was $1.41.The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.75%
Expected life of the options	1.65 years
Expected volatility	61.33%
Expected dividend yield	0%

No options were granted, cancelled, exercised and vested during the six month period ended June 30, 2007.

c)  WARRANTS

At June 30, 2007, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 2.84 years and the weighted average exercise price per share is $10.61 per share.

 Following is a summary of the warrant activity:

	Warrants outstanding	WEIGHTED AVERAGE EXERCISE PRICE	Aggregate Intrinsic Value

OUTSTANDING, DECEMBER 31, 2005	591,138	$9.5	$-
Granted	416,000	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, MARCH 31, 2007	1,007,138	$10.61	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
OUTSTANDING, JUNE 30, 2007	1,007,138	$10.61	$-

Following is a summary of the status of warrants outstanding at June 30, 2007:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	1.54	$7.15	123,456	$7.15
2004-11-15	117,682	2.38	$3.89	117,682	$3.89
2004-12-9	350,000	2.44	$12.21	350,000	$12.21
2006-3-13	416,000	3.7	$12.20	416,000	$12.20

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

No warrants were granted, cancelled and exercised during the six month period ended June 30, 2007.

d)  TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock as at June 30, 2007:

Number of shares
Escrowed shares returned to treasury in 2003	800,000
Shares purchased in the open market	2,000
Repurchase of shares from Yueshen	24,200
Cancellation of former employee shares	45,000
Termination with ChinaGoHi - Returned shares plus Escrow shares	825,000
Incomplete acquisition of Allink	200,000
Holdback shares as contingent consideration due to performance targets not yet met - Includes shares related to Clickcom (78,000); Guangzhou Wanrong (138,348); iMobile (153,500); Games (160,000); and Take 1 (120,000)	649,848
Balance, June 30, 2007	2,546,048
Shares outstanding at June 30, 2007	11,808,993
Shares issued at June 30, 2007	14,355,041

From January 24, 2007 to January 30, 2007, we sold 41,426 treasury shares to the open market for total consideration of $282,845.

On February 4, 2007 (30 days after deal closing), we released 29,459 shares of common stock from escrow (PACT treasury shares) for acquiring an additional 31% ownership in Take 1 Technologies Group Limited. The remaining 120,000 shares are treated as holdback shares and will be released to Take 1 once they meet their future performance targets.

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

In February 2007, upon reaching an agreement on the amount and payment of accrued liquidated damages, the Company signed a Settlement and Release Agreement with each of the investors. Under the terms of the Settlement and Release Agreements, the Company paid an aggregate $140,000 in cash as satisfaction in full of liquidated damages owed to Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. Partial liquidated damages owed to Whalehaven Capital Fund Ltd. were paid in the amount of $35,000 in cash, with the remaining liquidated damages in the amount of $105,000 paid in the form of a new convertible debenture due February 2009, on substantially the same terms as the original debentures, except that interest only is paid on the new debentures until October 2008 and beginning in November 2008 until February 2009, when the new debentures are due, the monthly redemption amount under the new debentures shall be equal to $315,000. The remaining investors also agreed to accept the aggregate $840,000 in liquidated damages owed to them in the form of the new convertible debentures for the amount of their respective portion of the liquidated damages. The Company also agreed to amend the original debentures to shorten the term for payment of the original principal amount to a 22 month term. As a result the monthly redemption amount for the original debenture increased from $320,000 to $ 363,638. All other terms and conditions of the original debenture remain in full force and effect. The outstanding original principal amount as at June 30, 2007 is $5,977,273.

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

The gross proceeds of $8,000,000 are recorded as a current debenture liability. In addition, fair values attributed to the Investors’ warrants in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” are recorded as liabilities. The initial value related to the Investors’ warrants is $690,642. An aggregate gain of $20,071 and $80,765 representing the change in fair value of warrants recognized during the three and six months ended June 30, 2007, respectively.

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

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	June 30, 2007
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of June 30, 2007.

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

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PacGames ranging between 26% and 32%. The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

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

(2) Telecom Value-Added Services (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as Wanrong, ChinaGoHi (discontinued), Linkhead (discontinued), Clickcom (discontinued) and Guangzhou 3G/Sunroom (discontinued). For example, Linkhead is a master reseller of NMS hardware and software platforms in China, and its voice cards are used as an integral part of voice hardware using CPCI industry control machines, and also by Media Servers to support access from PSTN and VoIP, Softswitch and 3G networks.

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

For the three months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,767	432	4,722	100	9,021
(% of Total Revenues)	42%	5%	52%	1%	100%
Earnings / (Loss) from	241	353	378	(625)	347
Operations
(% of Total Profit)	69%	102%	109%	(180%)	100%
Total Assets	7,851	2,189	19,373	14,338	43,751
(% of Total Assets)	18%	5%	44%	33%	100%
Goodwill	3,936	461	3,003	-	7,400
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the three months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,538	344	8,914	418	13,214
(% of Total Revenues)	27%	3%	67%	3%	100%
Earnings / (Loss) from Operations	233	82	340	(483)	172
% of Total Profit)	135%	48%	198%	(281%)	100%
Total Assets	9,112	12,819	11,954	28,245	62,130
(% of Total Assets)	15%	21%	19%	45%	100%
Goodwill	3,704	2,102	-	-	5,806
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

For the six months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	7,729	959	9,424	176	18,288
(% of Total Revenues)	42%	5%	52%	1%	100%
Earnings / (Loss) from Operations	641	349	1,623	(1,466)	1,147
(% of Total Profit)	56%	30%	141%	(128%)	100%
Total Assets	7,851	2,189	19,373	14,338	43,751
(% of Total Assets)	18%	5%	44%	33%	100%
Goodwill	3,936	461	3,003	-	7,400
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the six months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	6,560	639	11,851	836	19,886
(% of Total Revenues)	33%	3%	60%	4%	100%
Earnings / (Loss) from operations	439	168	395	(768)	234
(% of Total Profit)	188%	72%	169%	(328%)	100%
Total Assets	9,112	12,819	11,954	28,245	62,130
(% of Total Assets)	15%	21%	19%	45%	100%
Goodwill	3,704	2,102	-	-	5,806
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

Product and service revenues classified by major geographic areas are as follows (in thousands):

For the three months ended June 30, 2007	Hong Kong, Macau	PRC	United States	Total
Product revenues	3,338	1,384		4,722
Service revenues	3,371	928		4,299

For the three months ended June 30, 2006	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	7,684	1,230		8,914
Service revenues	3,490	810		4,300

For the six months ended June 30, 2007	Hong Kong, Macau	PRC	United States	Total
Product revenues	6,489	2,395		9,424
Service revenues	6,863	2,001		8,864

For the six months ended June 30, 2006	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	9,620	2,231		11,851
Service revenues	6,516	1,519		8,035

8.  RELATED PARTY TRANSACTIONS

LEASE AGREEMENT

In November 2004, the Company entered into a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.

LOAN DUE FROM RELATED PARTIES

At June 30, 2007, there was a total loan receivable of approximately $2,351,000 due from related parties. Included in which were $324,000 from MOABC, $845,000 due from PACT Power , $150,000 due from PACT Solutions and $600,000 due from PACT Linkhead, which affiliated companies are 15% owned by PacificNet, and $431,000 from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of those subsidiaries. The amounts due from shareholders and directors of subsidiaries are comprised of $251,000 due from a shareholder of Yueshen, $64,000 due from a director of Soluteck and $115,000 due from a director of PACT Communications. Terms of these related parties loan receivables and payables are summarized below:

LOAN TO MOABC

MOABC is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $324,000 is outstanding from MOABC as of June 30, 2007. Terms of the convertible loan provide PacificNet an option at any time during the term of the loan to convert in part or in whole of the then outstanding loan principle into equity interest of MOABC, at $23,160 for each 1% of MOABC shares.

LOAN TO POWER

PacPower is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $845,000 is outstanding from PacPower as of June 30, 2007.

LOAN TO SOLUTION

PacSo is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $150,000 is outstanding from PacSo as of June 30, 2007.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $600,000 is outstanding from Linkhead as of June 30, 2007.

LOAN TO YUESHEN’S SHAREHOLDER

As of June 30, 2007, there was a loan outstanding of $251,000 receivable from the shareholder of Yueshen. This loan is secured by 106,240 PacificNet shares.

LOAN TO SOLUTECK’S DIRECTOR

As of June 30, 2007, there was a loan outstanding of $64,000 receivable from a director of Soluteck, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO COMMUNICATIONS' DIRECTOR

As of June 30, 2007, there was a loan outstanding of $115,000 receivable from a director of Communications, due on August 31, 2007. The interest rate for the loan is 10% per annum plus 1% penalty interest per month in case of delinquency. The loan is secured by 30,000 PacificNet shares.

LOAN DUE TO RELATED PARTIES

As of June 30, 2007, there was an outstanding loan payable of $577,000 due to related parties. Included in which was a loan payable of $288,000 to a shareholder of EPRO. The loan was advanced to Epro by a shareholder of EPRO on behalf of the Company for working capital purposes. The loan is due on August 4, 2010. Interest is charged at Hong Kong prime lending rate.

As of June 30, 2007, a loan of $289,000 was payable to a shareholder of Smartime. The loan was advanced to Smartime by a shareholder of Smartime on behalf of the Company for working capital purposes.

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2007 Q2 amounted to $341,000 (2006 Q2: $255,000). Future minimum lease payments under non-cancelable operating leases are $610,000 for the period from July 2007 to June 2008, and $244,000 for the period from July 2008 to June 2011, respectively.

RESTRICTED CASH - Term deposit of $237,000 has been pledged to certain financial institutions for bank line overdraft protection of Epro.

BANK LINE OF CREDIT - As of June 30, 2007, the Company’s outstanding bank line of credit were as follows:

(i)
Epro has an overdraft banking facility of up to $170,000 with certain banking institutions, which is secured by a pledge of its fixed deposits of $237,000. Interest is charged at Hong Kong Prime Rate and payable at the end of each calendar month or the date of settlement, whichever is earlier.

(ii)	Smartime has an overdraft banking facility of up to $129,000 with a Hong Kong banking institution. This overdraft facility is secured by a personal deposit account of a director of Smartime.

BANK LOANS - Tabulated below are bank loans outstanding (in thousands):

	June 30, 2007 (Unaudited)	December 31, 2006
Secured [1]	$865	$1,668
Unsecured	$1,939	$543
Less: Current portion	$(642)	$(576)
Noncurrent portion	$2,162	$1,635

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $237,000 (2006: $234,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows:

(US$000s)	July 2007 to June 2008	July 2008 to June 2009	July 2009 to June 2010	July 2010 to June 2011	July 2011 to June 2012	Thereafter	TOTAL
Beijing PACT office mortgage (1)	53	55	58	62	65	757	1,049
Shenzhen PACT office mortgage (2)	22	24	25	27	29	639	766
Sub-total	75	79	83	89	94	1,396	1,816

Bank loan of Epro (3)	444	374	47	0	0	0	865
AR factoring loans (3)	123	0	0	0	0	0	123
Sub-total	567	374	47	0	0	0	988

TOTAL	642	453	130	89	94	1,396	2,804

(As at December 31, 2006, the aggregate future maturities of borrowing for the next five years were as follows: 2007: $576,000, 2008: $477,000, 2009: $268,000, 2010: $59,000, 2011: $62,000, thereafter: $769,000)

(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.
(3)	Interest rates charged range from Hong Kong Prime Lending Rate to Prime + 2%.

CAPITAL LEASE OBLIGATIONS - The Company leases various equipments under capital leases expiring in 2009. Aggregate minimum future lease payments under capital leases for each of the next three years are as follows: first year: $100,000; second year: $77,000, and third year: $6,000. (As at December 31, 2006, aggregate minimum future lease payments under capital leases for the future years were as follows: 2007: $120,000; 2008: $83,000, 2009: $41,000, and thereafter: none).

Liquidated damages: Refer to Note 6 for details

10.  OTHER CURRENT ASSETS

Other current assets comprises of the following (in thousands):

	June 30, 2007 (Unaudited)	December 31, 2006
Loans to employees	$8,141	$411
Advances to sales representatives	510	358
Receivable from Lion Zone Holdings	480	485
provision for bad debt-other receivables	(1,203)
Prepayment	690	887
Deposit-utilities	1,042	1,292
Prepaid expense	225	408
Others	345	171
Total	$10,230	$4,012

11.  INCOME TAXES

The Company is registered in the state of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States.

The income taxes expenses adjustment for the Company's subsidiaries were $22,000 for the 3-month period ended June 30, 2007. The provision of income taxes depends on the tax rate and tax exemption, thus is subject to adjustment from time to time. Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules.

For operations in the United States of America and Hong Kong the Company has incurred net accumulated operating loss for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2007. Accordingly, the Company has no net deferred tax assets as of June 30, 2007.

12.  NET ASSETS HELD FOR DISPOSITION

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

Sale of Interest in PacificNet Clickcom Limited ("Clickcom")
On May 15, 2007, the Company entered into a definitive agreement to sell its 36% entire interest in PacificNet Clickcom Limited. ("Clickcom"), a leading Value-Added Services (VAS) company in China, to Mr. Ou Zhenbin, a Chinese residence. Consideration for the 36% interest of Clickcom was RMB10,000, to be paid in cash within 90 days after the agreement signing.  The Company’s interest in Clickcom decreased from 51% to 15% after the transaction.

Sale of Interest in Guangzhou 3G Information Technology Co., Ltd. ("Guangzhou 3G")
On April 30, 2007, the Company entered into a definitive agreement to sell its 51% entire interest in Guangzhou 3G Information Technology Co., Ltd. ("Guangzhou 3G"), a leading provider of Customer Relationship Management (CRM), mobile internet, e-commerce and gaming technology in China, Consideration for the 51% interest of Guangzhou 3G was US$6 million, to be paid in cash in 5 installments over 7 months after the agreement signing.  The Company acquired 51% controlling interest in Guangzhou 3G in March of 2005 for US$5.5 million consideration which was paid partially in cash and mostly in PACT stock. The Company’s interest in Guangzhou 3G decreased from 51% to 0% after the transaction.

Information relating to the operations of the subsidiaries up to the periods of disposal during the three month period ended June 30, 2007 is as follows:

June 30, 2007

(In US$ thousands)	Linkhead	Clickcom	Power	Solutions	MOABC	T otal
Gain (loss) from discontinued operations (including income (loss) from discontinued operations)	241	(3)	336	79	(23)	630
Net assets held for disposition (remaining interest)	104	129	(140)	(26)	(42)	25

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

At June 30, 2007, goodwill of $847,718 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill is reported under reportable segment for Products (Telecom & Gaming)..

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Take 1 acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Take 1. Accordingly, the operating results of Take 1 have been consolidated with those of the Company starting January 05, 2007. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain unless the audited combined after-tax profit of US$552,000 for the six months ended June 30, 2007. Accordingly, the contingent consideration of 120,000 shares has not been reflected in the consolidated financial statements of the Company as of June 30, 2007.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE QUARTER ENDED June 30, 2007 AND 2006

The following is an un-audited pro forma consolidated financial information for the six month ended June 30, 2006 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2006 and 2007, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2006 and 2007, respectively, and may not be indicative of future operating results.

	Six months ended June 30
	2007	2006
	(un-audited and in thousands of U.S. dollars except for earnings per share)
Revenue	$18,288	$20,459
Operating income	$1,147	$480
Net profit	$552	$1,673
Earnings per share - basic	$0.05	$0.15
Earnings per share - diluted	$0.05	$0.14

Accordingly, PacificNet included the financial results of Take 1 in its consolidated 2007 financial results from January 5, 2007 through June 30, 2007.

14.  INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies consists of the following as of June 30, 2007:

(US$ thousands)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:	AMOUNT	DESCRIPTION

Glad Smart	$30	15% ownership interest
Community Media Co.	$4	5% ownership interest
Total	$34

15.  LEGAL PROCEEDINGS.

1. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc. (NYSE:JCI) (www.jci.com )

On January 19, 2007, Johnson Controls Hong Kong Limited filed a claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of rane water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

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

The case is now proceeding to the stage of fixing a date for trial in the High Court of Hong Kong and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

2. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc. (NYSE:JCI) (www.jci.com )

On or about December, 2005, Johnson Controls Hong Kong Limited approached PacificNet Power Limited (a 51% owned subsidiary of PacificNet) and made a representation that they had submitted a tender to “The Incorporated Owners of Nan Fung Centre, Tsuen Wan (“the Employer”) for the “construction and replacement works of existing air-cooled chiller plant by new water-cooled chiller plant for Tsuen Wan Nan Fung Centre and energy saving performance contract” (“the Construction and Replacement Works Contract”). JCHKL invited and induced PacificNet Power Limited to act as the main contractor for the Contract and it would then act as a sub-contractor.

PacificNet Power also expressly made known to JCHKL that the said construction and replacement works and the guaranteed energy saving should meet all the tender requirements if PacificNet Power accepted the invitation to act as the main contractor for the Contract, and PacificNet Power further said that if there should be any quality defects with the system and/ or the construction work, the Employer and/ or their prospective tenants would claim against JCHKL and JCHKL should compensate.

PacificNet Power however received some correspondences and complaints from the Employer and/ or their representatives about the poor and/ or sub-standard works done by JCHKL. PacificNet Power, after separate investigation, discovered the poor workmanship and sub-standard works done by JCHKL. Accordingly, the Employer and/ or their representatives have delayed the monthly installments payment to PacificNet Power.

On April 23, 2007, we instructed our lawyers issued a letter to the Defendant requesting and demanding them, being the sub-contractor of the Construction and Replacement Works Contract, to take immediate rectification action within seven days from the date of the said letter to (i) rectify and complete all outstanding defective works of the Construction and Replacement Works Contract; (ii) replace the water-cooled chiller plant and/or equipments which are not conformed with the requirements of the tender documents previously submitted by the Defendant to the Employer; and (iii) improve the poor performance of energy saving of the new water-cooled chiller plant so that it would conform with their guarantee made on 21 December, 2005 to PKL and the employer.

Despite the said letter, JCHKL had failed and/ or refused to rectify and complete all outstanding works and/ or replace the defective system. And therefore PacificNet Power claims against JCHKL for: (i) refund HK$6,414,300.00, being the Contract Price paid by PacificNet Power to JCHKL; (ii) costs and expenses incurred by Power to rectify all defective works of the Contract; (iii) all damage and loss suffered by PacificNet Power, and further and other relief.

On July 25, 2007, JCHKL issued a Defense and Counterclaim to PacificNet Power to counter-claim that: (i) a concrete base was discovered after the existing dismantled radiators was not indicated in tender drawings nor could it be revealed by site visit; (ii) JCHKL could not have carried out the works under the Contract without first demolishing the said concrete base; (iii) by a letter from JCHKL to PacificNet Power dated 22 May, 2007, PacificNet Power was informed additional works had been carried out by JCHKL; (iv) a sum of HK$30,000 is still due and owing by PacificNet Power to JCHKL.

The case is now proceeding to the stage of fixing a date for trial in the High Court of Hong Kong. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the three and six months ended June 30, 2007 were amounted to $9,021,000 and $18,288,000, which represented a year-over-year decline of 32% and 8% from $13,214,000 and $19,886,000 for the three and six months ended June 30, 2006, respectively. The year-over-year decrease in revenues was mainly due to the Company’s Mobile phone wholesaling businesses in Greater China, which posted a year-over-year decrease of 21% and 79% for the second quarter and first half of the year, respectively. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

For the three months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,767	432	4,722	100	9,021
Earnings / (Loss) from Operations	241	353	378	(625)	347

For the three months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,538	344	8,914	418	13,214
Earnings / (Loss) from Operations	233	82	340	(483)	172

For the six months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	7,729	959	9,424	176	18,288
Earnings / (Loss) from Operations	641	349	1,623	(1,466)	1,147

For the six months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	6,560	639	11,851	836	19,886
Earnings / (Loss) from operations	439	168	395	(768)	234

(1)
Outsourcing services: Revenues for the three and six months ended June 30, 2007 were $3,767,000 and $7,729,000, which represent a year-over-year increase of 7% and 18% as compared to the same period of 2006. The increase was primarily due to the growth in outsourcing call center in Hong Kong. In spite of call volume growth (of 14%, 6%, 54% and 18%, respectively) in inbound and outbound calling lists, in-sourcing operators and sub-contract American Express and MetLife call centers, real revenue growth from outsourcing call center is held back by competitive pricing. Revenue from outsourcing software largely remained steady from prior periods. Outsourcing revenues accounted for 42% and 42% of the Company's total revenues for the second quarter and first half of FY2007.

(2)
Telecom Value-added Services (VAS): Revenues for the three months and six months ended June 30, 2007 were $432,000 and $959,000 which represented a year-over-year increase of 26% and 50% as compared to the same periods of 2006. VAS revenues, mainly comprised of WAP based mobile phone games, accounted for 5% and 6% of the Company's total revenues for the second quarter and first half of FY2007.

(3)
Products (Telecom & Gaming): Revenues for the three and six months ended June 30, 2007 were $4,722,000, and $9,424,000 which represented a year-over-year decrease of 47% and 20% as compared to the same periods of 2006, respectively. Products revenues accounted for 52% and 52% of the Company's total revenues for the second quarter and first half of FY2007.

Gaming technology revenues from selling to casino operators amounted to $491,000 and $1,506,000 for the three and six months ended June 30, 2007, representing 10% and 16% of product revenues. In light of the internet gaming license granted by First Cagavan and Cagavan Economic Zone Authority (CEZA) of the Philippines, the company is well positioned to emerge as a leading technology provider of the gaming industry, both online and land-based, in foreseeable future. Significant resources have been, and will continually be, invested in moving our highly successful land-based games online and negotiation of profit sharing model to make such gaming vision possible.

Revenues from sales of electronic slot machines amounted to $1,189,000 and $1,908,000 for the three and six months ended June 30, 2007, which accounted for 25% and 20% of the total product revenues. The company continued to take advantage of the new “amusement with prize” regulation change in entering the largest European slot market, Italy, as an exclusive supplier of electronic slot machines to various leading gaming operators’ slot halls.

As planned, the company continues to scale down its low-margin mobile phone wholesaling business and distribution business in Greater China. Revenues from sales of mobile phone in Hong Kong for the three and six months ended Jun 30, 2007, amounted to $1,658,000 and $3,077,000, a decline of 75% and $68% as compared to $6,683,000 and $9,619,000 for the same periods of 2006. Nevertheless, accessory revenue derived from becoming the approved maintenance and delivery services provider for mobile phone accessories of Motorola in China posted an increase of 42% to $260,000 for the quarter ended June 30, 2007 as compared to $ 183,000 for the same period of 2006.

COST OF REVENUES. Cost of revenues for the three and six months ended June 30, 2007 were $6,660,000 and $13,388,000, representing a decrease of 42% and 20% from $11,437,000 and $16,757,000 as compared to the same periods of 2006, respectively. Cost of revenues as a percentage of the corresponding revenues was approximately 74% and 73% for the second quarter and first half of FY2007, respectively.

(1)
Outsourcing services: Cost of revenues from outsourcing services for the three and six months ended June 30, 2007 amounted to $2,880,000 and $5,859,000, an increase of 8% and 17% respectively, in each case compared with 2006; mainly due to increase of $40,000 in rental fees for two call centers in Hong Kong, increase of $225,000 for additional 110 headcounts and increased of $29,000 in depreciation of newly acquired computers during the quarter;

(2)
Telecom Value-added Services (VAS): Cost of revenues from VAS for the three and six months ended June 30, 2007 posted a reduction of 74% and 26% respectively, in each case compared with 2006. The decrease was mainly due to new WAP-based mobile phone games completed in Q1 for sales in Q2; and

(3)
Products (Telecom & Gaming): Cost of revenues from Products for the three months ended June 30, 2007 amounted to $3,827,000 and $7,202,000, a reduction of 55% and 36% respectively, in each case compared with 2006. Decrease in cost of revenues, approximately 71% of the total product cost of revenues was mobile phone wholesaling related, was commensurate with smaller mobile phone wholesale revenue.

GROSS PROFIT. Gross profit for the three and six months ended June 30, 2007 was $2,361,000 and $4,900,000, a year-over-year increase of 33 % and 57%, respectively, as compared to the comparable period of 2006. Gross margin was 26% and 27% for the three and six months ended June 30, 2007, as compared to 13% and 16% for the same period of prior year, respectively.  Quarterly improvement in gross margin, as well as the first half year, was attributed to higher margin gaming technology and electronic slot machine businesses.

Gross profit contribution, averaged approximately 59% and 54% respectively, from the Company’s gaming technology business represented 12% and 17% of the total gross profit for the three and six months ended June 30, 2007 for the periods. Gross profit, averaged approximately 29% and 41% respectively, contribution from the Company’s electronic slot machine business represented 15% and 16% of the total gross profit for three and six months ended June 30, 2007. Although rather insignificant, gross margin contribution from providing internet connection, maintenance and building website services reached 91% for the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,798,000 and $3,365,000 for the three and six months ended June 30, 2007, which represented year-over-year increases of 27% and 35%, respectively, for the same period of prior year; or a year-over-year increase from 11% to 20% as a percentage of revenue for the three months ended June 30, 2007. Selling, general and administrative expenses consist primarily of staff salaries, office rent, insurance, sales commissions, advertising expenditures and traveling costs.

(1)
Outsourcing services: Selling, general and administrative expenses attributed to outsourcing services for the three and six months ended June 30, 2007 amounted to $623,000 and $1,191,000, an increase of 19% and 21% as compared to the same period of prior year. During the quarter, the increases were primarily due to $57,000 for traveling and entertainment fees driven by the increasing insourcing services, and $43,000 for labor cost including benefits and its traveling fees driven by the additional 10 headcounts working on market research for sub-contract software project;

(2)
Telecom Value-added Services (VAS): Selling, general and administrative expenses attributed to VAS for the three and six months ended June 30, 2007 amounted to $96,000 and $219,000 from an increase of 268 % and 1,117% as compared to the same periods of prior year. Significant increase of labor costs were primarily derived from traveling, entertainment and other expenses relating to business development of WAP-based mobile phone games; and

(3)
Products (Telecom & Gaming): Selling, general and administrative expenses attributed to Products for the three and six months ended June 30, 2007 amounted to $417,000 and $401,000, an increase of 154% and 37% as compared to the same periods of prior year. Included in the increase were remuneration of $143,000 for additional headcount dedicated to sustain our gaming technology growth, the salaries of $116,000 for the headcounts related to the sales of electronic slot machine, as well as the rental and utilities expenses of $44,000 and $3,000 for the new sales center in Macau and expansion of our gaming design center in Zhuhai. Expenses related to gaming technology, electronic slot machines and mobile phone products amounted to $340,000, $180,000 and $277,000 for the second quarter of FY2007, representing 19%, 10% and 15%, respectively of the total selling, general and administrative expenses for the second quarter of FY2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in US$ thousands, except percentages)	Three months ended June 30, 2007	Three months ended June 30, 2006	Percentage Change (%)
Remuneration	1,178	637	85
Office	345	226	53
Travel	172	83	107
Entertainment	58	39	49
Professional (legal and consultant)	70	137	(49)
Audit	116	119	(3)
Selling	75	84	(11)
Other	97	63	54
Recovery of provisions for doubtful accounts from subsequent collections	(313)	28	(1,218)
Total	1,798	1,416	27

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in US$ thousands, except percentages)	Six months ended June 30, 2007	Six months ended June 30, 2006	Percentage Change (%)
Remuneration	2,218	1,218	82
Office	645	440	47
Travel	264	122	116
Entertainment	98	55	79
Professional (legal and consultant)	360	201	79
Audit	136	138	(1)
Selling	185	136	36
Other	149	157	(5)
Recovery of provisions for doubtful accounts from subsequent collections	(691)	28	(2,568)
Total	3,365	2,495	35

INCOME / (LOSS) FROM OPERATIONS. On a quarter-over-quarter basis, income from operations increased 102% and 390% for the three and six months ended June 30, 2007 compared to the same period of 2006 respectively. Segmented operating income of $241,000, $353,000 and $378,000 for the three months ended June 30, 2007 were generated from the Company's three business groups: (1) Outsourcing Services, (2) Telecom Value-Added Services, and (3) Products (Telecom & Gaming) Services, respectively. This compared to operating income of $233,000, $82,000 and $340,000 from the same groups for the same period last year, respectively. Segmented operating incomes of $641,000, $349,000 and $1,623,000 for the six months ended June 30, 2007 were generated from the Company's three business groups, which increased 46%, 108% and 311% as compared to operating incomes of $439,000, $168,000 and $395,000 from the same groups for the same period of the prior year, respectively. Significant increase in high quality operating income derived from gaming related operations provides a clear confirmation to the company’s newly adopted gaming technology strategy. Operating income from the gaming technology business accounted for 14% and 28% of the total operating income for the second quarter and first half of the year, respectively. Likewise, operating income from sale of electronic slot machines accounted for 53% and 50% of the total operating income for the respective period of the year.

INCOME TAXES. Management has made an income tax provision adjustment of $22,000 in the second quarter of FY2007, thus $(46,000) for the six months ended June 30, 2007, as compared to $(30,000) for the six months ended June 30, 2006. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available. We, however, expect our income taxes to increase as our net income increases and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS. Minority interests for the three and six months ended June 30, 2007 totaled $(340,000) and $(874,000) compared with $(179,000) and $(265,000) for the same period of the prior year, respectively, representing minority ownership interests in subsidiaries consolidated in the Company’s consolidated financial statements.

NET INCOME. On a year-over-year basis, net income recorded the decrease of 69% and 65% for the three and six months ended June 30, 2007, respectively. This was primarily due to diminishing income from discontinued operations as a result of the Company shifting from VAS businesses that are highly susceptible to adverse billing policy changes administered by China Mobile. Additionally, sales competition for mobile phones in Hong Kong market directly affected the sales for such business.

CASH

Net cash and cash equivalents at June 30, 2007 were approximately $4.73 million, an increase of approximately $2.93 million compared to December 31, 2006. This was primarily due to successful collection of certain doubtful debts of approximately $0.69 million and $2.67 million for the net proceeds from issuance of convertible debenture for the Company’s gaming technology business, net of acquisition of property and equipment of approximately $1.34 million.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of June 30, 2007 are detailed below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Line of credit (in thousands)	$299	$299		$	$
Bank Loans	$2,804	$642	$766		$1,396
Operating leases	$854	$610	$244	$
Capital leases	$183	$100	$83	$
Total cash contractual obligations	$4,140	$1,651	$1,093		$1,396

In addition to above, as previously disclosed in the paragraph under the sub-heading of PROBABLE EVENT OF DEFAULT under Item 1 - CONVERTIBLE DEBENTURES, the terms of the convertible note obligate the Company to pay monthly 2% of outstanding principal as liquidated damages and 30% of the outstanding principal as mandatory default amount from the date of ineffectiveness of registration statement. As of June 30, 2007, the Company has accrued three months of liquidated damages and mandatory default amount or approximately $2,697,000, although the Company may not have to pay the full amount of liquidated damages. The amount has been reflected in the consolidated financial statements as a separate line item on the consolidated balance sheet as “liquidated damages liability”.

OFF-BALANCE SHEET ARRANGEMENTS.

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of June 30, 2007. Further, the Company had not engaged in any non-exchange trading activities during second quarter of 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Certain internal audit tests performed at the fiscal year-end of 2006 revealed that there were weaknesses inherent in the Company’s internal control system. Among which it was noted that there were insufficient checks and balances in place for controlling the company’s non-routine transactions, namely: accuracy and completeness of stock option expense calculation. Such weaknesses in our controls eventually led to prior period option expense restatements being charged to the Company’s financial statements for the years ended December 31, 2003, 2004, and 2005 respectively. As a result, our chief executive officer and our former chief financial officer concluded that there was a material weakness in our disclosure controls and procedures.

As of the end of the quarter covered by this report, the company had taken various steps to maintain the accuracy of our financial disclosures, and improve company internal control. An internal control SOX implementation team led by senior managers had been set up to uncover potential significant deficiencies inherent in the internal control systems of the company, including but not limited to risk identification, control procedure setup, staff training, segregation of incompatible job duties, design of management reporting system, definition and delegation of signing authority, establishment of documentation system and implementation of a company-wide SOX compliant ERP system. Based on the current schedule, the Company is expected to be substantially SOX compliant by the end of FY2007.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.   RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

In July 2007, the Company failed to timely make scheduled principal payments under an Amended and Restated Variable Rate Convertible Debenture due March 2009 (the “Amended Debenture”) in the aggregate amount of $8,000,000. Pursuant to the terms of the Amended Debenture, the Company was obligated to make monthly redemption payments commencing on January 1, 2007, until the Amended Debenture was redeemed in full. On August 1, 2007, the Company made the July monthly redemption and interest payments to all of the debenture holders.

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

PACIFICNET INC.

Date: August 21, 2007	By:	/s/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2007	By:	/s/ Daniel Lui
Daniel Lui Chief Financial Officer (Principal Financial Officer)