Form 10KSB/A
period 2005-12-31
PACIFICNET INC
filed 2007-10-25
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

           ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 000-24985

 PACIFICNET INC.
 (Exact name of registrant in its charter)

DELAWARE	91-2118007
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

23/F, TOWER A, TIMECOURT, NO.6 SHUGUANG XILI,
CHAOYANG DISTRICT, BEIJING, CHINA 100028	N/A
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]     No [X]

Issuer's revenue for its most recent fiscal year: $44,341,000. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2006 was approximately $66,627,235 based upon the closing sale price of $7.39 per share as reported by The NASDAQ National Market on such date. There were 13,238,497 shares of the Company's common stock outstanding on March 31, 2006.

Transitional Small Business Disclosure Format (check one):        Yes [  ]      No [X]

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Explanatory Note:

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 3 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the "SEC") on April 28, 2006. We are amending and restating the following items in this amendment:

(i)	Part II. Item 6. Management's Discussion and Analysis
(ii)	Part II. Item 7. Financial Statements
(iii)
Part III. Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act to update officer information for our new Chief Financial Officer who will be signing the certifications in Exhibits 31 and 32.

(iv)	Part III. Item 13. Exhibits and Reports on Form 8-K to reflect the inclusion of updated officer certifications in Exhibits 31 and 32 for this amended filing.
(v)	Part III. Item 14. Principal Accountant Fees and Services, to reflect the fees of our new auditor in connection with the re-audits of the fiscal years ended December 31, 2005 and 2004.

TABLE OF CONTENTS

PART II
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS-RESTATED
ITEM 8A.	CONTROLS AND PROCEDURES

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

 Regarding one of our subsidiaries, for example, Epro is engaged in the business of providing outsourced call center services with over 13 years of field experience in China. The factors that could affect current and future results are as follows:

•	insufficient sales forces for business development & account servicing
•	lack of PRC management team in operation o less familiarity on partners' product knowledge
•
deployment costs of a new HR application and the costs to upgrade the call center computer system o increasing operations costs (cost of salaries, rent, interest rates & inflation) under rising economy in Hong Kong

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their second quarter 2007 financial statements.

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

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial  statements.

In March 2007, the Emerging Issues Task Force ("EITF") reached a consensus on issue number 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements," ("EITF 06-10"). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

RESULTS OF OPERATIONS (RESTATED)

The following table sets forth selected statement of operations data as a percentage of revenue for the periods indicated.

	YEAR ENDED DECEMBER 31,
	2005 (%)	2004 (%)
	Restated	Restated
Revenues	100	100
Cost of Revenues	(66.5)	(72.5)
Gross Margin	33.5	27.5
Selling, general and administrative expense	(33.5)	(31.1)
Depreciation and amortization	(1.1)	(0.6)
Loss from operations	(13.9)	(27.1)
Interest (expenses) income, net	(0.3)	(0.4)
Sundry income	2.1	3.1
Provision for income taxes	(0.9)	(0.6)
Share of profit of associated companies	2.8	0.5
Minority interest	(6.9)	(7.5)
Discontinued operations	0.0	0.0
NET LOSS	(16.6)	(32.0)

RESTATEMENT

On March 19, 2007 the Company's predecessor auditor, Clancy and Co. P.L.L.C., withdrew its opinion on our previously filed financial statements for the years ended December 31, 2005 and 2004 due to uncertainties around certain option grants during the said period. Despite independent investigation in this connection commissioned by our Audit Committee resulting in extra stock-based compensation charges of approximately $0.3 million, $1.2 million and $0.1 million to each of the years ended December 31, 2005, 2004 and 2003, respectively, the predecessor auditor did not re-instate its opinion.

The Company engaged the incumbent auditors to conduct a reaudit of the financial statements for the years ended December 31, 2005 and 2004. In the course of the reaudit, management determined that the Company had never had control over Yueshen, a 51% owned subsidiary in the context of FAS 94. As a result of excluding Yueshen from the Company's consolidated statement operations, net revenues of the Company for each of the years ended December 31, 2005 and 2004 were reduced by $13.3 million and $12.5 million, respectively. Accordingly, gross profit of the Company for each of the years ended December 31, 2005 and 2004 were reduced by $0.5 million and $1 million, respectively.

Due to time lapse and the lack of cooperation on the part of current management of certain former subsidiaries that the Company disposed of during 2006, extra provisions for doubtful accounts of approximately $3.5 million and $281,000 were charged to the restated operating expenses for the years ended December 31, 2005 and 2004 to compensate for the lack of audit evidence for certain deposits, prepayments and receivables alike.

Further, extra goodwill impairment amounting to approximately $3.7 million and $2.6 million, respectively, have been moved forward from fiscal year 2006 for charging to the restated Selling, General and Administrative expenses for the years ended December 31, 2005 and 2004 with the benefit of the hindsight of knowing the corporate restructure that took place in fiscal year 2006. In the course of the reaudit, the Company has also increased the restated Selling, General and Administrative expenses for the year ended December 31, 2005 to account for approximately $600,000 of previously unaccrued 2005 bonus paid by a former subsidiary (ChinaGoHi) in 2006.

In summary, the above, combined with others, has a net effect of reducing the net profits (FY2005: $2.6M; FY2004: $774,000) as reported in previous form 10-KSB into deficits (FY2005: -$5.1M; FY2004: -$5.4M) as restated in this Form 10-KSB.

Further details of the effects of the restatement are found below in Note 16 - Restatement to the audited financial statements contained in this form 10-KSB.

REVENUES

Revenues for the year ended December 31, 2005 were amounted to $31,086,000, which represented a year-over-year increase of 83% as compared to $16,942,000 for the year ended December 31, 2004. The increase in revenues was mainly due to revenues derived from the value-added telecom services rendered by the Company's newly acquired subsidiaries, Guangzhou3G ($5,141,000), Clickcom ($660,000)  and Lion Zone ($1,190,000). In the aggregate, the three newly acquired subsidiaries contributed to22 % of the total revenues. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines. Segmented financial information of the four business operating groups is set out below followed by a brief discussion of each business group.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

For the year ended December 31, 2005 (in thousands of US Dollars, except percentages	Group 1. Outsourcing Business	Group 2. Value-Added Telecom Business	Group 3. Communication Products Distribution Business	Group 4. Other Business	Total
	($) Restated	($) Restated	($) Restated	($) Restated	($) Restated
Revenues	13,568	13,779	2,880	859	31,086
(% of Total
Revenues)	44%	44%	9%	3%	100%
Earnings / (Loss) from Operations	686	1,274	(106)	(6,187)	(4,333)

For the year ended December 31, 2004 (in thousands of US Dollars, except percentages	Group 1. Outsourcing Business	Group 2. Value-Added Telecom Business	Group 3. Communication Products Distribution Business	Group 4. Other Business	Total
	($) Restated	($) Restated	($) Restated	($) Restated	($) Restated
Revenues	9,821	6,084	849	188	16,942
(% of Total
Revenues)	58%	36%	5%	1%	100%
Earnings / (Loss)
from Operations	862	1,655	(286)	(6,819)	(4,588)

 (1) OUTSOURCING SERVICES

Revenues for the year ended December 31, 2005 were $13,568,000, a year-over-year increase of 39% as compared to $9,821,000 for the year ended December 31, 2004. Outsourcing services revenues accounted for 44% of the Company's total revenues for FY 2005 due to its subsidiary being selected by China's State Administration of Taxation to provide integrated call center services training for the tax bureau's "123661" customer services center in Shenzhen and it is believed that the contact center expansion in Guangzhou will lead to over 40% annual revenue growth in the coming years.

One of the reasons the revenues increased is the continuous rapid growth on computer software product from which the revenues amounted to $3,678,000, representing 27% of total outsourcing revenues in FY2005, a year-over-year increase of 337% as compared to $841,000 for the same periods of prior year.

Besides, providing a seamless solution and multi-media channels for clients to communicate with their customers for building better customer relationship generated more sales revenues. The combination of its innovative infomercials along with our growing call center operations generated about $8,118,000 revenues in FY2005, accounted for 60% of total outsourcing revenues, It is a strong vote of confidence in our future development in China's growing CRM call center market due to our expansion from B2B outsourced call center services into B2C infomercial services market for vertical industries which a growing number of domestic and multinational companies across a number of industries are selecting us to enhance customer services. This demand for CRM services reflects the increasingly competitive nature of the Chinese marketplace where customers choose a provider not solely based upon price, but also on customer services. We believe that our CRM contact center has emerged as the new competitive advantage for the market leaders in China and we are well positioned to benefit from this trend.

(2) VALUE-ADDED TELECOM SERVICES (VAS)

Revenues for the year ended December 31, 2005 was $13,779,000 a significant year-over-year increase of 126% as compared to $6,084,000 for the year ended December 31, 2004. Revenues from 3G, Clikcom and Lion Zone in 2005 contributed to the increase in revenues for this business segment, which amounted to $5,141,000, $660,000 and $1,190,000 respectively, accounted for 37%, 5% and 9% of total VAS revenues, and helped us enter the mobile Internet market in China.

VAS revenues accounted for 44% of the Company's total revenues for FY 2005. Presently, approximately 80% of mobile phone users use VAS in China.

Based on CPCT industry control machines and Media Server which supports access from both PSTN and VoIP, soft switch and 3G networks, the Company's revenue in the sales of voice cards continued to grow and amounted to $6,453,000 in FY 2005, a year-over-year increase of 23% compared to $5,230,000 in FY 2004. These phone cards sold through the VAS segment differ from the calling cards sales in the Communication Distribution Business as described below in that those phone cards are geared towards the end user and include prepaid calling cards, IDD long distance calling cards, internet access cards, bundled cross-selling insurance cards, shopping discount cards, travel and hotel reservation cards, entertainment cards, and customer loyalty membership cards. For example, the Bank of China Shanghai selected PacificNet Epro to provide CRM and call center management training, to enhance agent productivity, to improve call center service quality, and to revise the strategic market positioning for the bank.

On the other hand, revenues from providing telecom information services to customers under partner with China Mobile, China Telecom and other communication service providers for the year ended December 31, 2005 increased to $5,741,000, accounted for 42% of the total VAS revenues and 18% of the total Revenues in FY 2005.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Revenues from Communication Products Distribution for the year ended December 31, 2005 were $2,880,000, a year-over-year increase of 242% as compared to $841,000 for the year ended December 31, 2004. Communication products distribution revenues made up 9% of the Company's total revenues for the year ended December 31, 2005. The increased Distribution revenue was mainly due to the expanding of market promotion activities to meet the increasing  market growth in communication products distribution services.

(4) OTHER BUSINESS

Revenues for the year ended December 31, 2005 were $860,000, a significant year-over-year increase of 357% as compared to $188,000 for the year ended December 31, 2004. This increased revenue was mainly due to the web maintenance service by PacificNet Limited which generated revenues of $523,000 in FY 2005, an increase of 179% as compared to $188,000 in FY2004. Moreover the incorporation of PacificNet Power on Jan 2005 increased the revenues ($336,000) in FY 2005.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the year ended December 31, 2005 was $20,678,000, an increase of 68% from $12,286,000 for the year ended December 31, 2004. The slight increase in the cost of revenues was directly associated with the increase in revenue. Cost of revenue, as a percentage of revenue, was 67% for the year ended December 31, 2005 as compared with 73% for the year ended December 31, 2004. The decrease in cost as a percentage of revenues was attributable to the changes in operations, from supplying systems integration and software applications in 2004 to becoming value-added telecom services and product providers in 2005.

Gross profit for the year ended December 31, 2005 was $10,408,000 an increase of 124% as compared to $4,656,000 for the year ended December 31, 2004, resulting from gross margin contributions from our newly acquired subsidiaries in 2005: Guangzhou3G ($3,000,000), Clickcom ($597,000) and Lion Zone ($1,190,000), which accounted for 29%, 6% and 11% of total Gross Profit.

Our gross margin overall was 33% in the year ended December 31, 2005 (2004:27%) and approximated the industry standards. The slight increase in gross margin came primarily from providing telecom information services which had generated Gross profit of $8,499,000 and Gross margins of 40%.

(1) OUTSOURCING SERVICES

As compared to prior year, cost of revenues for outsourcing services increased to $10,366,000, 48% higher at $6,984,000 in FY 2004. Gross profit was 13% higher at $3,202,000 (2004: $2,837,000).The increase in Gross profit was mainly due to the increasing demand for outsourcing contact center services, especially from the industries of telecom, banking, market research and fast-moving consumer goods, among others. From the perspective of high-margin IT Solutions, EPRO enjoyed growth in FY2005 from its self-developed Contact Center System - WISE-xb Contact Center System and TNT Hong Kong selected this contact center solution with customer management capabilities to improve efficiency and enhance customer satisfaction.

(2) VALUE-ADDED TELECOM SERVICES (VAS)

As compared to prior year, cost of revenues for VAS increased to $7,457,000 in FY 2005, an increase of 70% as compared to $4,399,000 in FY 2004. The increased cost of VAS revenues was mainly derived from our newly acquired subsidiaries in the year of 2005, Guangzhou3G, Clickcom and Lion Zone, the cost of revenues form which amounted to $2,141,000, $63,000 and $0 respectively. In the aggregate, the cost of VAS revenues from the three newly acquired subsidiaries contributed to 30 % of the total cost of VAS revenues in FY 2005.

The Gross profit amounted to $6,322,000 for the year ended December 31, 2005, a significant increase of 275% as compared to $1,686,000 for the same periods of 2004. The increased gross profit was mainly due to the new acquisitions in the year of 2005, Guangzhou3G, Clickcom and Lion Zone, from which the Gross profit amounted to $3,000,000, $597 and $1,190,000 respectively. The acquisitions for the newly companies helped our company moved our strategic consolidation in China's CRM and VAS market, and increased our customer base and improved our gross margin. the continued profitability in the sale of phone cards. Furthermore, our company increased market share in the voice/IVR supplier market.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Cost of revenues from communication products distribution for the year ended year ended December 31, 2005 amounted to $2,572,000, a significant year-over-year increase of 206% as compared to $841,000 for the same periods of 2004. The increased cost of revenue was associated with the increased revenues from communication products distribution as the expanding of promotion market activities. Gross profit was 4,001% higher at $307,000 (2004: $7,000).

(4) OTHER BUSINESS

Cost of revenues and Gross profit for PacificNet Power for the year ended December 31, 2005 was $283,000 and $577,000, a significant increase of 356% and 358% compared to $62,000 and $126,000 respectively for the year ended December 31, 2004. This was mainly due to the incorporation of PacificNet Power on Jan 2005, which generated about $269,000 cost of revenues and $67,000 Gross Profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses ("SG&A") totaled $10,420,000 for the year ended December 31, 2005, which represents a year-over-year increase of 98% as compared to $5,267,000 for the year ended December 31, 2004. The significant increase in selling, general and administrative expenses reflected the expansion of our operations of which expenses were incurred by our newly acquired subsidiaries: Guangzhou3G ($922,000), Clickcom ($611,000) and Lion Zone ($3,097,000), and the expansion of the management team. In addition to making several key acquisitions in 2005, we laid the foundation for a strong future, by hiring additional personnel in key areas to support our accounting and back-office functions, as well as implemented the systems to allow the Company to better measure the performance of each of its units.

(1) OUTSOURCING SERVICES

Selling, General and Administrative expenses for outsourcing services were $2,261,000 for the year ended December 31, 2005, an increase of 19% from $1,907,000 for the year ended December 31, 2004. For the increase in the demand for telemarketing and call center services, PacificNet Epro purchased a new 250-seat call center facility in China to support the rapidly growing business of the company, which caused an increase of 8% from $1,618,000 for the year ended December 31, 2004 to $1,752,000 for the year ended December 31, 2005, accounted for 78% of the total SG&A from outsourcing services. However, a wide array of supporting services are provided, including professional inbound services, outbound services, facilities management and IVRS support services, to meet clients' diversified needs.

(2) VALUE-ADDED TELECOM SERVICES (VAS)

Selling, General and Administrative expenses for VAS increased from $22,000 for the year ended December 31, 2004 to $4,973,000 for the year ended December 31, 2005.The increase of SG&A expense resulted from the increasing size of our operations which included premises cost and staff costs from the three new acquisitions, Guangzhou3G, Clickcom and LionZone, of which SG&A amounted to $922,000, $611,000and $3,097,000 respectively, and accounted for 30%, 20% and 38% of the total SG&A from VAS.

(3) COMMUNICATION PRODUCTS DISTRIBUTION

Selling, General and Administrative expenses for this group were $413,000 for the year ended December 31, 2005, a significant year-over-year increase of 57 % as compared to $263,000 for the year ended December 31, 2004. The increased SG&A was mainly derived from bad debts ($223,000), and Sunday expenses ($11,000) by PacificNet Communications as the expanding of Market share.

(4) OTHER BUSINESS

Selling, General and Administrative expenses were $2,773,000 for the year ended December 31, 2005, a year-over-year decrease of 9.8% as compared to $3,075,000 for the same periods of FY 2004.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses were $351,000 for the year ended December 31, 2005, which represented an increase of 241% as compared to $103,000 for the year ended December 31, 2004.

OPERATING LOSS

Operating Loss of $4,333,000 for the year ended December 31, 2005, a decrease of 6% as compared to $4,588,000 from the year ended December 31, 2004. Operating Loss margins for the year ended December 31, 2005 was14% as compared to 27% in the previous year. Annual operating loss of $(686,000), $(1,274,000) and $106,000 generated from the Company's three business units: (1) CRM Outsourcing Services, (2) Value-Added Services (VAS) and (3) Telecom Distribution Services, as compared to $(862,000), $(1,655,000), and $287,000 for the same periods of prior year.

INTEREST INCOME / (EXPENSES), NET

Interest income was $226,000 for the year ended December 31, 2005, an increase of 304%as compared to $56,000 for the year ended December 31, 2004. Interest income was mainly due to $152,000 (67% of total interest income) of PacificNet Communications from lending and fixed-rate bank deposits ($2,039,000), to $45,000 of PacificNet Strategic Investment Holdings Limited from bank deposits ($362,000).

Interest expense was $144,000 for the year ended December 31, 2005, an increase of 16% as compared to $124,000 for the year ended December 31, 2004. Interest expenses were greatly derived from bank loans ($108,000) and bank overdraft ($943,000) by Epro which generated $97,000 interest expense, as a percentage of 67% of the total interest expense.

SUNDRY INCOME/EXPENSE

Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries' control and such income does not related to each subsidiaries' core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2004, the non-operating income or sundry income was $521,000 included in Statement of Operations was mainly derived from Linkhead's consulting services income from system integration services totaling $345,000, from PacificNet Communications' Investment income totaling $55,000, from leasehold income totaling $104,000 and from others totaling $17,000.

For the year ended December 31, 2005, the non-operating income or sundry income was $655,000 included in Statement of Operations was mainly derived from the consulting services income of $368,000, investment income of $260,000, leasehold income of $6,000 and various others totaling $(21,000).

INCOME TAXES

The income taxes expenses for the Company's subsidiaries were $272,000 and $106,000 for the years ended December 31, 2005 and 2004 respectively. The provision of income taxes was the result of the operating profit generated by Epro ($631,899), Smartime ($53,243) and ChinaGoHi ($648,266), from which the income taxes amounted to $27,000, $15,000 and $195,000 respectively. Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subjected to a preferential tax rate of 15%. Guangzhou3G-DE as software enterprise comprises 15% tax rate for one year during 2005 and it can continue to apply 15% tax rate after this is expired. In addition, Guangzhou 3G-WOFE, as a new High Technology Foreign Investment Enterprises and under PRC Income Tax Laws, is entitled to a two-year tax exemption in 2005 and 2006. In order to improve the technology market in China, another of our high-tech subsidiaries, Linkhead, is entitled a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year. Therefore, Linkhead's taxes have been remitted during January 1, 2003 to December 31, 2005 but it pays taxes at 7.5% from January 1, 2006 to December 31, 2008.

MINORITY INTERESTS

Minority interests for the years ended December 31, 2005 and 2004 totaled $2,132,000 and $1,271,000 respectively. Minority interests represented the interests of third parties in our subsidiaries' results.

NET LOSS

Net loss for the year ended December 31, 2005 was $5,145,000 as compared to net loss of $5,425,000 for the year ended December 31, 2004. Net loss of $(585,000), $(1,440,000) and $113,000 was generated from the Company's three business units:  (1) CRM Outsourcing Services, (2) Value-Added Services (VAS) and (3) Telecom Distribution Services, represented a decrease of 17%, 28 % and (76) % respectively as compared to $(705,000), $(1,988,000) and $480,000 respectively for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS

We have significant cash resources to meet our contractual obligations as of December 31, 2005, as detailed bellows (in thousands of US Dollars):

Payments Due by Period

Contractual Obligations
(in thousands)	Less than 1 year	1-5 years	After 5 years	Total
	Restated	Restated	Restated	Restated
Line of credit	$1,059	0	0	$1,059
Bank Loans	$188	$6	0	$194
Operating leases	$571	$1,444	0	$2,015
Capital leases	$126	$78	0	$204
Total cash contractual
obligations	$1,944	1,528	0	$3,472

OFF-BALANCE SHEET ARRANGEMENTS

We had no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during 2005.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

The Company's working capital increased by 9% to $17,109,000 for the year ended December 31, 2005 as compared to $15,646 at December 31, 2004. The increase in working capital primarily resulted from proceeds (shown net of offering costs) from our private placement activities that resulted in an increase of $1,105,000in cash balance and time deposit, net of cash expenditures for operations and acquisitions.

ISSUANCE OF COMMON STOCK

During the year ended December 31, 2005, the Company issued shares of common stock as follows: (i) 676,000 shares of common stock were issued as a result of the exercise of stock options and warrants with cash consideration of $966,000 in the aggregate;; (ii) 515,900 for the acquisition of subsidiaries with market value of $3,971,000; and (iii) 20,000 shares of common stock were issued to our investor relations firm for services rendered with a market value of $63,000.

FUTURE LIQUIDITY NEEDS

As of December 31, 2005, we had approximately $10,639,000 in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand; cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

INFLATION

Inflation has not had a material impact on the Company's business in recent years.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's revenues are denominated either in U.S. dollars or Hong Kong dollars, while its expenses are denominated primarily in Hong Kong dollars and Chinese renminbi ("RMB"). The value of the RMB-to-U.S. dollar or Hong Kong dollar-to-United States dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate generally has been stable. Since October 2004, the renminbi has been pegged to the US dollar at the rate of one dollar for 8.2765 Yuan, which was scrapped when the renminbi reform was launched on July 21 and since then the Yuan was fixed at a market basket of currencies. Recently there has been increased political pressure on the Chinese government to decouple the renminbi from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on Chinese renminbi exchange rate, regarding that in the past two months (February and March 2006) when the new currency rate system has been operating, the currency rate of renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. Although a devaluation of the Hong Kong dollar or renminbi relative to the United States dollar would likely reduce the Company's expenses ( as expressed in United States dollars), any material increase in the value of the Hong Kong dollar or renminbi relative to the United States dollar would increase the Company's expenses, and could have a material adverse effect on the Company's business, financial condition and results of operations. For fluctuations in period to period exchange rates, the translation adjustment is required to translate from local functional currency to the USD reporting currency (not RMB to HKD to USD). The Company has never engaged in currency hedging operations and has no present intention to do so.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings and other gains (losses) affecting stockholders' equity that, under generally accepted accounting principles are excluded from net earnings in accordance with Statement of Financial Accounting Standards ("SFAS") 130, Reporting Comprehensive Income. Additionally, the translation adjustment is recorded as component of comprehensive income (loss) in stockholders' equity section of balance sheet.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China. Revenues and income from operations for the call center and telecom value-added services tend to be higher in the fourth quarter due to special holiday promotions. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the VAS and IVR segment can vary from quarter to quarter due to new product launches and the seasonality of certain product lines.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and the report and notes, are attached hereto following the signature page beginning on Page F-1.

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets-Restated	F-2
- As of December 31, 2005 and 2004
Consolidated Statements of Operations-Restated
- For the Years Ended December 31, 2005, December 31, 2004	F-3
Consolidated Statements of Changes in Stockholders' Equity-Restated
- For the Years Ended December 31, 2005 and December 31, 2004	F-4
Consolidated Statements of Cash Flows-Restated - For the Years Ended December 31, 2005 and December 31, 2004	F-5
Notes to Consolidated Financial Statements	F-6

ITEM 8A. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Certain internal audit tests performed at the fiscal year-end of 2006 revealed that there were weaknesses inherent in the Company's internal control system. Among which it was noted that there were insufficient checks and balances in place for controlling the company's non-routine transactions, namely: accuracy and completeness of stock option expense calculation. Such weaknesses in our controls eventually led to prior period option expense restatements being charged to the Company's financial statements for the years ended December 31, 2003, 2004, and 2005 respectively. As a result, our chief executive officer and our former chief financial officer concluded that there was a material weakness in our disclosure controls and procedures.

As of the end of the period covered by this report, the company had taken various steps to maintain the accuracy of our financial disclosures, and improve company internal control. An internal control SOX implementation team led by senior managers had been set up to uncover potential significant deficiencies inherent in the internal control systems of the company, including but not limited to risk identification, control procedure setup, staff training,segregation of incompatible job duties, design of management reporting system, definition and delegation of signing authority, establishment of documentation system and implementation of a company-wide SOX compliant ERP system. Based on the current schedule, the Company is expected to be substantially SOX compliant by the end of FY2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of October 24, 2007:

Name	Age	Title
Tony Tong	38	Chairman and Chief Executive Officer
Victor Tong	36	President, Secretary, and Director
Daniel Lui	43	Chief Financial Officer
ShaoJian (Sean) Wang	41	Director
Michael Ha	36	Independent Director (2) (3)
Jeremy Goodwin	33	Independent Director (1) (3)
Tao Jin	38	Independent Director (1) (2) (3)
Mike Fei	38	Company Secretary and General Counsel
Ho-Man Poon	34	Independent Director
___________
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

MR. VICTOR TONG, age 36, is the President, Secretary, and Director of PacificNet, and has served on our board as an Executive Director since 2002. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture, NYSE:ACN), American Express Financial Advisors (IDS), 3M, and the Superconductivity Center at the University of Minnesota. In 1994, Victor co-founded Talent Information Management ("TIM"), a leading internet application development and consulting company in Minnesota. PacificNet.com was originally founded as an operating division of TIM. In 1997, Mr. Tong successfully sold GoWeb internet consulting division of TIM to Key Investment, a leading technology and media investment company owned by Vance Opperman, a billionaire in Minnesota who founded West Publishing. Mr. Tong became the President of KeyTech, a leading information technology consulting company based in Minnesota. In 1999, he was recognized in "City Business 40 Under 40" as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award and graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Tong was an adjunct professor at the College of Software of Beihang University, one of the top software colleges in China. Victor Tong is the brother of Tony Tong.

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

MR. JEREMY GOODWIN, age 33, has served on our board as an Independent Director since December 24, 2004. Jeremy Goodwin is founder of China Diligizer and Managing Partner of 3G Capital Partners. He began his career in 1995 at Mees Pierson Investment Finance S.A. in Geneva, Switzerland where he supported the fund's private placement/private equity finance team. Noteworthy transactions executed by the group included assistance on the placements of the $1.2 Billion Carlyle Partners II Limited Partnership. In 1997 he went to work for the then parent institution, ABN Amro, in Beijing, China. In 1999, Mr. Goodwin was employed with ING Barings in London as an International Associate. Mr. Goodwin received his BS from Cornell University in 1996 in conjunction with the Institute of Higher International Studies in Geneva, Switzerland. He later pursued his advanced degree with Princeton University with a concentration in Chinese affairs which he completed at the prestigious Nanjing Chinese Studies Center of the Johns Hopkins School of Advanced International Studies. Jeremy is fluent in written and spoken Mandarin Chinese, French and has working knowledge of Dutch.

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

MR. HO-MAN (MIKE) POON, is a nominee for independent director of PacificNet. Mr. Poon is a Chartered Financial Analyst (CFA). He is the first session graduate of the EMBA course of the Tsinghua University and holds a Bachelor degree from the University of Hong Kong. He has been registered as dealing director and investment advisor since 2002. He has over 11 years experience in the equity and capital markets of the Greater China Region, ranging from direct investment, fund management, securities brokerage and financial advisory. He is experienced in deal structuring, especially in relation to transactions of the listed companies in Hong Kong. Since 2002, he has served  as the Chairman and the Chief Executive Officer of the Friedmann Pacific group of companies, which is a private financial groups covering investment, securities brokerage and financial services. He is a member of the Hong Kong Society of Financial Analyst and the member of the Hong Kong Institute of Directors.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma trategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of embership interests in PacificNet.com LLC.(2)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1	Certificate of Incorporation, as amended. (4)
3.2	Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2	Form of Common Stock Warrant issued to each of the purchasers (5)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (12)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (12)
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (12)
4.8	Form of Registration Rights Agreement, dated February 28, 2006 (17)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (8)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (2)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002.(8)
10.7	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead
Technologies Co., Ltd. (9)
10.9	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.10	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.12	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (11)
10.13	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.14	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (16)
10.15	PacificNet Inc. 2005 Stock Option Plan (15)
10.16	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co.,Ltd. (16)
10.17	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (14)
10.18	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (13)
10.19	Form of Lock-Up Agreement, dated March 13, 2006 (17)
10.20	Form of Voting Agreement, dated March 13, 2006 (17)
14	Code of Ethics (9)
21	List of Subsidiaries (Included in Exhibit 99.1)
31.1 +	Rule 13a-14(a) Certification of Chief Executive Officer (Principal Executive Officer)
31.2 +	Rule 13a-14(a) Certification of Chief Financial Officer (Principal Financial Officer)
32 +	18 U.S. C. Section 1350 Certifications.
99.1	Corporate structure chart of our corporate and share ownership structure (14)
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc. (7)

+ Filed herewith.
(1)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)	Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(3)	Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
(4)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004.
(6)	Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7)	Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10)	Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(12)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006.
(13)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(14)	Incorporated by reference to the Company's Form 10-KSB filed on April 28, 2006.
(15)	Incorporated by reference to the Company's Definitive Proxy Statement filed on November 19, 2004.
(16)	Incorporated by reference to the Company's Form 10-KSB filed on April 19, 2005.
(17)	Incorporated by reference to the Company's Form 10-KSB/A filed on November 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For fiscal years ended December 31, 2005 and 2004, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2005 and 2004, the aggregate fees billed by our predecessor independent auditor Clancy and Co., P.L.L.C. and its Hong Kong affiliate HLB Hodgson Impey Cheng to us were $182,400 and 82,060, respectively.

AUDIT FEES

The aggregate fees paid to Kabani & Company, Inc for professional services rendered for the reaudit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004.

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

PACIFICNET INC.

Date: October 24, 2007	BY: /S/ TONY TONG Tony Tong
Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2007	BY: /S/ DANIEL LUI
Daniel Lui
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TONY TONG	Director, Chairman and CEO	October 24, 2007
Tony Tong

/s/ VICTOR TONG	Director, President and	October 24, 2007
Victor Tong

/s/ DANIEL LUI	Chief Financial Officer	October 24, 2007
Daniel Lui

/s/ SHAO JIAN WANG	Director	October 24, 2007
Shao Jian Wang

/s/ MICHAEL CHUN HA	Director	October 24, 2007
Michael Chun Ha

/s/ TAO JIN	Director	October 24, 2007
Tao Jin

/s/ JEREMY GOODWIN	Director	October 24, 2007
Jeremy Goodwin

/s/ HO-MAN POON	Director	October 24, 2007
Ho-Man Poon

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Exchange Agreement by and among Davin Enterprises, Inc., Carl Tong, Leo Kwok and Acma Strategic Holdings Limited dated December 15, 1997. (1)
2.2	Share Exchange Agreement dated February 17, 2000, between Registrant and holders of membership interests in PacificNet.com LLC.(2)
2.3	Supplement to Share Exchange Agreement dated April 29, 2000, between Registrant and holders of membership interests in PacificNet.com LLC. (2)
2.4	Agreement dated September 30, 2000, among the Company and the "Purchasers" named therein. (3)
2.5	Supplemental Agreement dated October 3, 2000, among the Company and the "Purchasers" named therein. (3)
2.6	Deed of Waiver, dated October 3, 2000, by Creative Master Limited in favor of the Company. (3)
3.1	Certificate of Incorporation, as amended. (4)
3.2	Form of Amended By Laws of the Company. (4) Specimen Stock Certificate of the Company.
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (5)
4.2	Form of Common Stock Warrant issued to each of the purchasers (5)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (10)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (10)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (12)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (12)
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (12)
4.8	Form of Registration Rights Agreement, dated February 28, 2006 (17)
10.1	Form of Indemnification Agreement with officers and directors. (1)
10.2	Amendment to 1998 Stock Option Plan. (8)
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under the 1998 Stock Option Plan. (2)
10.4	Amendment dated January 31, 2002 to the Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
10.6	Sub-Lease Agreement dated August 30, 2002.(8)
10.7	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (9)
10.8	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (9)
10.9	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.10	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (10)
10.11	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.12	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (11)
10.13	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.14	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science andTechnology Ltd. (16)
10.15	PacificNet Inc. 2005 Stock Option Plan (15)
10.16	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co.,Ltd. (16)
10.17	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (14)
10.18	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (13)
10.19	Form of Lock-Up Agreement, dated March 13, 2006 (17)
10.20	Form of Voting Agreement, dated March 13, 2006 (17)
14	Code of Ethics (9)
21	List of Subsidiaries (Included in Exhibit 99.1)
31.1 +	Rule 13a-14(a) Certification of Chief Executive Officer (Principal Executive Officer)
31.2 +	Rule 13a-14(a) Certification of Chief Financial Officer (Principal Financial Officer)
32 +	18 U.S.C Section 1350 Certifications
99.1	Corporate structure chart of our corporate and share ownership structure (14)
99.2	Subscription Agreement by and between the Company and Sino Mart Management Ltd., dated as of December 9, 2001 (6)
99.3	19.9% Private Placement Agreement and Amendments between Ho Shu-Jen and PacificNet.com Inc. (7)

+	Filed herewith.
(1)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(2)	Incorporated by reference to the Company's Form 8-K filed on August 11, 2000.
(3)	Incorporated by reference to the Company's Form 8-K filed on October 17, 2000.
(4)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(5)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004.
(6)	Incorporated by reference to the Company's Form 8-K filed on March 20, 2002.
(7)	Incorporated by reference to the Company's Form 10-KSB filed on April 16, 2002.
(8)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(9)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(10)	Previously filed as an exhibit to the Form SB-2 Registration Statement filed on December 30, 2004.
(11)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(12)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006.
(13)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(14)	Incorporated by reference to the Company's Form 10-KSB filed on April 28, 2006.
(15)	Incorporated by reference to the Company's Definitive Proxy Statement filed on November 19, 2004.
(16)	Incorporated by reference to the Company's Form 10-KSB filed on April 19, 2005.
(17)	Incorporated by reference to the Company's Form 10-KSB/A filed on November 3, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Net Inc.

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As disclosed in note 15 to the consolidated financial statements, subsequent to December 31, 2005, the Company acquired and disposed off several significant subsidiaries and also, is subject to several lawsuits. As disclosed in note 15 to the consolidated financial statements, subsequent to the year ended December 31, 2005, the Company suspended use of the prospectus contained in its Registration Statement on Form S-1 that was declared effective on December 8, 2006. The suspension of the use of the prospectus after April 17, 2007, triggered an event of default under the registration rights agreement and the convertible debentures.

As discussed in Note 16, the financial statements for the two years ended December 31, 2005 and 2004 have been restated.

/s/ KABANI & COMPANY, INC.

LOS ANGELES, CA
September 23, 2007.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS--RESTATED
AS AT DECEMBER 31, 2005 AND 2004
(In thousands of United States dollars, except par values and share numbers)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$10,639	$9,534
Restricted cash - pledged bank deposit	163	212
Accounts receivables, net of allowances for doubtful accounts	6,869	5,575
Inventories	1,987	1,250
Loan receivable from related parties	2,328	1,460
Loan receivable from third parties	1,062	38
Marketable equity securities - available for sale	539	29
Other current assets	5,197	1,609
Total Current Assets	28,784	19,707

Property and equipment, net	3,687	721
Investments in affiliated companies and subsidiaries	1,161	1,933
Goodwill	9,129	7,636
Other assets	235	-
TOTAL ASSETS	$42,996	$29,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$1,059	$196
Bank loans-current portion	188	1,577
Capital lease obligations - current portion	126	99
Accounts payable	1,146	1,054
Accrued expenses and other payables	8,007	951
Income tax payable	390	-
Loan payable to related party	759	184
Total Current Liabilities	11,675	4,061

Bank loans - noncurrent portion	6	70
Capital lease obligations - noncurrent portion	78	110
Total long-term liabilities	84	180
Total liabilities	11,759	4,241

Minority interest in consolidated subsidiaries	8,033	1,648
Commitments and contingencies	-	-
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares Issued and outstanding - none	-	-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
December 31, 2005: 12,000,687 issued, 10,809,562 outstanding
December 31, 2004: 10,627,737 issued, 9,794,121 outstanding	1	1
Treasury stock, at cost (2005: 1,191,125 shares; 2004: 833,616 shares)	(134)	(119)
Additional paid-in capital	61,979	57,730
Cumulative other comprehensive income	(15)	(22)
Accumulated deficit	(38,627)	(33,482)
Total Stockholders' Equity	23,204	24,108
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,996	$29,997

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS -  RESTATED
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(In thousands of United States dollars, except loss per share and share amounts)

	2005	2004
Net Revenues
Services	$21,082	$10,008
Product sales	10,004	6,934
Total net revenue	31,086	16,942

Cost of Revenues
Services	12,584	7,046
Product sales	8,094	5,240
Total cost of revenue	20,678	12,286

Gross Profit	10,408	4,656

Operating expenses:
Selling, General and Administrative expenses	(10,419)	(5,267)
Stock-based compensation expenses	(282)	(1,246)
Depreciation and amortization	(351)	(103)
Impairment of Goodwill	(3,689)	(2,628)
Total Operating expenses	(14,741)	(9,244)

Loss from operations	(4,333)	(4,588)
Other income (expenses):
Interest income/(expense), net	82	(68)
Sundry income, net	655	521
Total other income	737	453

Loss from operations before Income Taxes and Minority Interests	(3,596)	(4,135)

Provision for income taxes	(272)	(106)
Share of earnings from investment on equity method	855	87
Minority Interests	(2,132)	(1,271)
NET LOSS	(5,145)	(5,425)
Other comprehensive income (loss):
Foreign exchange gain (loss)	7	(22)
Net comprehensive loss	$(5,138)	$(5,447)

BASIC & DILUTED LOSS PER COMMON SHARE:
Loss per common share – basic & diluted	$(0.51)	$(0.78)
*Weighted average number of shares - basic & diluted	10,156,809	7,015,907

*Weighted average number of shares used to calculate basic and diluted loss per share are considered same as the effect of dilutive shares is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY--RESTATED
(In thousands of United States dollars, except number of shares)

	Common Stock (Outstanding)		Additional Paid-in Capital	Cumulative Other Comprehensive Income/(loss)	Accumulated Deficit (Restated)	Treasury Stock		Total Stockholders' Equity (Restated)
	Shares	Amount				Shares	Amount
Balance at December 31, 2003, as restated	5,363,977	$1	$31,790	$(24)	$(28,056)	800,000	$(5)	$3,706
Issuance of common stock for acquisition of subsidiaries	1,756,240	-	9,938	-	-	-	-	9,938
Proceeds from the sale of common stock, net of related costs	2,205,697	-	12,330	-	-	-	-	12,330
PIPE related Expenses	-	-	(205)	-	-	-	-	(205)
Issuance of common stock for acquisition of affiliate	149,459	-	1,547	-	-	-	-	1,547
Repurchase of common stock	(33,616)	-	-	-	-	33,616	(114)	(114)
Stock issued for services	50,000	-	132	-		-	-	132
Stock issued in error	83,000	-	-	-	-	-	-	-
Stock options expense	-	-	1,246	-	-	-	-	1,246
Exercise of stock options and warrants for cash	219,364	-	606	-	-	-	-	606
Foreign currency translation gain	-	-	-	2	-	-	-	2
Excess finders fee charged adjusted	-	-	345	-	-	-	-	345
Net loss	-	-	-	-	(5,425)	-	-	(5,425)
Balance at December 31, 2004	9,794,121	1	57,730	(22)	(33,482)	833,616	(119)	24,108
Issuance of common stock for acquisition of subsidiaries	515,900	-	3,971	-	-	-	-	3,971
Stock issued for services	20,000	-	63	-	-	-	-	63
Repurchase of common stock for acquisition of affiliate	(149,459)	-	(1,547)	-	-	149,459	-	(1,547)
Cancellation of common stock	(45,000)	-	-	-	-	45,000	-	-
Repurchase of common shares	(2,000)	-	-	-	-	2,000	(15)	(15)
Stock options expense	-	-	282	-	-	-	-	282
Exercise of stock options and warrants for cash	676,000	-	966	-	-	-	-	966
Holdback shares as contingent consideration due to performance targets not yet met	-	-	-	-	-	298,550	-	-
Share consideration for acquisition of subsidiary deemed issued under S&P	-	-	-	-	-	(137,500)	-	-
Excess finders fee charged adjusted	-	-	455	-	-	-	-	455
Option exercise price adjusted	-	-	60	-	-	-	-	60
Foreign currency translation gain	-	-	-	7	-	-	-	7
Net loss	-	-		-	(5,145)	-	-	(5,145)
BALANCE AT DECEMBER 31, 2005	10,809,562	$1	$61,979	$(15)	$(38,627)	1,191,125	$(134)	$23,204

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS --RESTATED
(In thousands of United States dollars)

	For the Years Ended December 31,
	2005	2004
Cash Flows from operating activities	Restated	Restated
Net loss	$(5,145)	$(5,425)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts	3,425	777
Minority Interest	2,132	1,271
Depreciation and amortization	2,109	139
Goodwill impairment	3,689	2,628
Stock-based compensation	282	1,246
Issuance of shares for services	63	132
Realized income (loss) on marketable securities
Changes in current assets & liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	1,243	(4,842)
Inventories	(737)	(1,174)
Accounts payable and accrued expenses	(4,782)	2,491
Net cash provided by (used in) operating activities	11,843	(2,757)

Cash flows from investing activities
Increase in restricted cash	49	-
Increase in purchase of marketable securities	(510)	(29)
Acquisition of property and equipment	(5,365)	(477)
Acquisition of subsidiaries and affiliated companies	(3,958)	(991)
Repurchase of treasury shares	(15)	(114)
Net cash used in investing activities	(9,799)	(1,611)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loans receivable from third parties	(1,024)	(38)
Loans receivable from related parties	(868)	(1,460)
Loans payable to related party	575	184
Advances (repayments) under bank line of credit	863	(1,003)
Repayment of amount borrowed under capital lease obligations	(5)	(92)
Proceeds from exercise of stock options and warrants	966	496
Advances under bank loans	(1,453)	(135)
Payment of certain PIPE related expenses	-	(205)
Proceeds from sale of common stock for cash	-	12,330
Net cash provided by (used in) financing activities	(946)	10,077

Effect of exchange rate change on cash and cash equivalents	7	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,105	5,710

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,534	3,823
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,639	$9,534

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$229	$178
Income taxes paid	$(53)	$3
NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries and affiliate through issuance of common stock	$3,971	$9,938

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--RESTATED
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

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions. Goodwill is recorded for the excess of the fair value of the newly consolidated assets and the reported amount of assets transferred by the primary beneficiary to the VIE over the sum of the fair value of the consideration paid, the reported amount of any previously held interests, and the fair value of the newly consolidated liabilities and non-controlling interests are allocated and reported as a pro rata adjustment of the amounts that would have been assigned to all of the newly consolidated assets as if the initial consolidation had resulted from a business combination

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

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

The following is a summary of all the VIEs of the Company:

GuangZhou DianXun Company Limited (the "Dianxun-VIE"), a China company controlled through business agreement. Through Dianxun-VIE, a variable interest entity, PacificNet is able to provide indirectly to China's telecom operators, a wide variety of wireless Internet services for mobile phones, such as SMS, Wireless Application Protocol, or WAP, which allows users to access information instantly via handheld wireless devices, and Java mobile applications. The business of the VIE is managed by their original management teams. Clickcom VIE is owned by Zhang Ming, CEO 60%, Lai Jinnan, COO 30%, Liu Dong, CTO 10% of the Company. The adjusted registered capital of the VIE is $125,000 (the original registered capital of Dianxun-VIE was approx. US$1.25m but was adjusted down to reflect the fair value of NAV at time of acquisition. (See Note 5) The VIE's board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE. It however has the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE. As at the December 31, 2005, Dianxun-VIE's revenues and net earnings accounted for approximately 2% and 3% of our consolidated revenues and net earnings before minority interests respectively.

Guangzhou Sunroom Information Industrial Co., Ltd. ("Sunroom-VIE"), a PRC registered domestic enterprise, controlled by PacificNet through a series of contractual agreements. It is responsible for VAS in China under its ICP and VAS licenses. It is 31% owned by Mr. Wang Yongchao (CEO), 41.4% owned by Mr. Liao Mengjiang (COO) and 27.6% owned by non-participating shareholder, Mr. Sun Zhengquan. The registered capital of the VIE Company is $4.0 million. Sunroom-VIE is required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. As at December 31, 2005, Sunroom-VIE's revenues and net loss accounted for approximately 17% and (96)% of our consolidated revenues and net earnings before minority interests, respectively.

The initial capital investments in these VIEs were not funded by us but we have provided loans to these VIEs to fund their R&D and expansion plans. As of December 31, 2005, the amount of loans to Clickcom VIE and Sunroom VIE were approximately US$262,695 (low interest at 2%) and US$246,216 (interest free) respectively. None of the VIEs' assets were collateralized for our loans. Given the fact that we do not have direct ownership interests in these VIEs, the creditors of these VIEs will not have recourse to the general credit of our group being the primary beneficiary.

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

We currently have seven reporting units: Lion Zone, Linkhead, EPRO, Smartime/Soluteck, Clickcom-WOFE, and Guangzhou 3G-WOFE for the purpose of goodwill assessment. We determined our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. Excluding investment holding vehicles and self-developed units, reporting units only include those operating units that PacificNet holds 51% or more through acquisition and maintain effective control. Units such as PacificNet Solution, PacificNet Limited, and PacificNet Communication are 100% owned by PacificNet through self development and not through acquisition. Therefore, there is no goodwill allocation to these self-developed units.

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

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Gaming and Technology)	Total goodwill on the restated balance sheet

Balance as of December 31, 2003	$420	$-	$-	$420
Goodwill acquired during the year	3,575	4,831	1,438	9,844
Goodwill impaired during the year	(31)	(1,159)	(1,438)	(2,628)

Balance as of December 31, 2004-Restated	3,964	3,672	-	7,636
Goodwill acquired during the year	-	5,183	-	5,183
Goodwill impaired during the year	-	(3,689)	-	(3,689)

Balance as of December 31, 2005-Restated	$3,964	$5,165	$-	$9,129

The Company assesses the need to record impairment losses on our goodwill assets at least annually or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment includes using a combination of qualitative and quantitative analyses such as DCF/PE multiples based on 5 year profit forecasts, and published comparables, where applicable. The Company concluded that there have been no material adverse changes on the operating environments during the reporting periods that would have otherwise affected the carrying value of the goodwill. In addition, there has been no disposal of any reporting subsidiaries and, as a result, no gain or loss is recognized during those reporting periods

The following table summarizes goodwill from the Company's acquisitions during 2005 and 2004:

	Year December 31,
(US$'000s)	2005	2004
	Restated	Restated
Epro	$3,949	$3,949
Linkhead	249	3,672
Smartime (Soluteck)	15	15
Clickom	268	-
GZ3G(Sunroom)	3,900	-
Lion Zone(ChinaGoHi)	748	-
Total	$9,129	$7,636

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

The effect of post-shipment/delivery obligations, such as customer acceptance, product returns, etc. on our revenue recognition policy is as follows: (a) there is no effect on outsourcing services as revenue is recognized as the services are performed; however product sale revenue is recognized when contracts are approximately 80% completed for revenue recognition and fully when the customer signs the UAF, (i.e., "User Acceptance Form"); (b) there is no effect on value-added services revenue as the product sales mainly involve IVR hardware that are from mature and stable products of multi-national vendors and there have been minimal returns historically; and (c) there is no effect on communication products distribution since the transactions are conducted on cash basis and revenue is recognized at the time the sale is transacted.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.  Allowance for doubtful accounts for the years ended December 31, 2005 and 2004 amounted to $168,000 and $559,000 respectively.

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

For the year ended December 31, 2005, income taxes of $43,000, $217,000 and $0 and $12,000 was incurred from the Company's four business units: (1) CRM Outsourcing Services, (2) Value  Added Services (VAS), (3) Telecom Distribution Services and (4) Other Business.

For the year ended December 31, 2004, income taxes of $70,636, $25,913 and $9,665 from Smartime, Perpetual growth and Epro respectively.

RESEARCH AND DEVELOPMENT COSTS AND CAPITALIZED SOFTWARE COSTS

Expenditures related to the research and development of new products and processes, including significant improvements and refinements to existing products are expensed as incurred, unless they are required to be capitalized.

Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the years ended December 31, 2005 and 2004, the Company did not capitalize any costs related to the purchase of software and related technologies and content. There was no research and development costs charged to operations for the year ended December 31, 2005 and 2004.

EARNINGS PER SHARE (EPS)

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Weighted average number of shares used to calculate basic and diluted loss per share is considered same as the effect of dilutive shares is anti-dilutive.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Year December 31,
(In thousands of US Dollars, except weighted shares and per share amounts.)	2005	2004
	Restated	Restated
Numerator: Net loss	$(5,145)	$(5,425)
Denominator:
Weighted-average shares used to compute basic & diluted loss per share	10,156,809	7,015,907
Basic & diluted loss per common share:	$(0.51)	$(0.78)

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

The Company's net earnings (loss) and net earnings (loss) per common share would have changed to the pro forma amounts indicated below if compensation cost for the Company's stock option had been determined based on fair value at the grant date for awards in accordance with SFAS No. 123, (in thousands, except per share amounts):

	FY 2005	FY 2004
Net earnings/ (loss):
As reported	$(5,145)	$(5,425)
Stock-based compensation cost APB 25	282	1,246
Stock-based compensation cost FAS 123R	(364)	(1,905)
Pro forma	$(5,227)	$(6,084)
Basic & diluted loss per share:
As reported	$(0.51)	$(0.78)
Pro forma	$(0.51)	$(0.87)

The fair value of options granted during 2005 and 2004, respectively was approximately $1.41 and $1.78 per option respectively based on the Black-Scholes option pricing model using valuation assumptions of: a) average remaining contractual life of two years and three years; b) expected volatility of 148% and 61.33%, c) dividend yield of 0% for both years; and d) a risk free interest rate of 2.75% and 2.75%.

ADVERTISING EXPENSES

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under selling, general and administrative expenses, which amounted to$129,000 in 2005 (2004: $55,000).

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

CONCENTRATION OF CREDIT RISK

CASH HELD IN BANKS: For those financial institutions that the Company maintains cash balances in the United States, the amounts are insured by the Federal Deposit Insurance Corporation up to $2,182,000.

GEOGRAPHIC RISK: All of the Company's revenues are derived in Asia and Greater China and its operations are governed by Chinese laws and regulations. The operations in China are carried out by the subsidiaries and VIEs. If the Company was unable to derive any revenue from Asia and Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

SIGNIFICANT RELATIONSHIPS: A substantial portion of the operations of the Company's VIEs (Dianxun-DE and Sunroom-DE) business operations depend on mobile telecommunications operators (operators) in China and any loss or deterioration of such relationship may result in severe disruptions to their business operations and the loss of a significant portion of the Company's revenue. The VIEs rely entirely on the networks and gateways of these operators to provide its wireless value-added services. Specifically these operators are the only entities in China that have platforms for wireless value-added services. The Company's agreements with these operators are generally for a period of less than one year and generally do not have automatic renewal provisions. If neither of them is willing to continue to cooperate with the Company, it would severely affect the Company's ability to conduct its existing wireless value-added services business.

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains or losses are charged to the income statement during the period in which the gain or loss is realized. Investments classified as available-for-sale securities include marketable equity securities of Unit Trust Funds and are based primarily on quoted market prices at December 31, 2005. The component costs of these securities are summarized as follows: cost of $586,000, gross unrealized losses of $47,000 and estimated fair value of $539,000 as at December 31, 2005 and cost of $46,000, gross unrealized losses of $17,000 and estimated fair value of $29,000 as at December 31, 2004. The acquisition of marketable securities and unrealized losses on marketable equity securities are recorded on consolidated statements of cash flows.

FOREIGN CURRENCY

The Company's reporting currency is the U.S. dollar. The Company's operations in China and Hong Kong use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders' equity. Net gains resulting from foreign exchange transactions are included in General and Administrative Expenses an amount to $27,000 and $(22,000) for the years ended December 31, 2005 and 2004.

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

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $38.6 million and $33.5 million as of December 31, 2005 and 2004, respectively. Net loss for the years ended December 31, 2005 and 2004 is $5.15 million and $5.43 million respectively. In addition, the Company is in default on its convertible debenture obligation (See note 15). These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying Restated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company currently does not have any defined benefit plan and so FAS 158 will not affect the financial statements.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The management is currently evaluating the effect of the adoption of FIN 48.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not impact the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure

2. BUSINESS ACQUISITIONS

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

SHANGHAI CLASSIC GROUP LIMITED ("YUESHEN")

On April 12, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 100% controlling interest (the "Acquisition") in Shanghai Classic Group Limited, which owns 51% of Guangzhou YueShen TaiYang Technology Limited, a newly formed telecommunication company located and incorporated in the People's Republic of China ("Yueshen"). The Company acquired the 100% controlling interest in Shanghai Classic through the purchase of 85 shares (representing 100% of the issued and outstanding shares, the "Shanghai Shares") of Shanghai Classic Group Limited, which is also the beneficial owner of the 51% controlling interest in Yueshen. The consideration for the Acquisition was an aggregate value of approximately USD$1,679,532, which was paid in cash and shares of common stock of the Company (the "Common Stock"), and a warrant to purchase up to 50,000 shares of Common Stock. The consideration was paid as follows:

(i) 106,240 shares of Common Stock as consideration for the purchase of 51% of the Shanghai Shares from Yan Kuan Li ("Ms. Li") within thirty (30) days of the signing of the agreement for the Acquisition. All of the Common Stock deliverable to Ms. Li is being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period following the consummation of the Acquisition, provided, that Yueshen attains certain net income milestones during such period. In the event there is a shortfall in the net income during the period Ms. Li shall return to the Company shares of Common Stock equivalent to the dollar amount of such shortfall divided by $5.80; and

(ii) approximately USD$338,303 in cash as consideration for the purchase of 34 of the Shanghai Shares from Avatar Trading, Ltd. ("Avatar") within thirty (30) days of the closing of the Acquisition; and

(iii) approximately USD$241,645 in cash directly to Yueshen within thirty (30) days of the closing of the Acquisition, as consideration for the purchase of the Yueshen shares by Shanghai Classic.

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

The company accounted for the acquisition using the equity method of accounting due to the following reasons.

The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one company, directly or indirectly, of over fifty percent of the outstanding voting shares of another company is a condition pointing toward consolidation. However, there are exceptions to this general rule.  FAS 94, that amended ARB No. 51, Consolidated Financial Statements, stipulates that a majority-owned subsidiary shall not be consolidated if control is likely to be temporary or if it does not rest with the majority owner.

It follows that Yueshen has been excluded from consolidation to the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005 on the grounds that the control of Yueshen was temporary for two main reasons.  First, the Company had never been given full access to detailed financial information of Yueshen by its legal representative. .Second, since the legal representative of Yueshen refused to cooperate, the Company, despite of its 51% ownership, never managed to obtain board control through nominating new directors to the board of Yueshen.

Accordingly, operating results of Yueshen have been accounted for using equity method for the years ended December 31, 2004 and 2005.

Following is the summary of investment as of December 31, 2005 and 2004.

(In thousands of U.S Dollars)	2005	2004
Initial investment	n/a	$1,680
Net income	n/a	(242)
Total	n/a	1,438
Impairment of investment	n/a	(1,438)
Net	n/a	$-

As of December 31, 2004 the Company impaired $1,438,909 in investment as the recoverability of the investment is uncertain due to the litigation between the Company and Yueshen (See note 15).

PACIFIC SMARTIME SOLUTIONS LIMITED ("SMARTIME")

On September 15, 2004, the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, consummated the acquisition of a 51% controlling interest (the "Acquisition") in Soluteck Technology (Shenzhen) Company Limited, a corporation incorporated in Shenzhen, China ("Soluteck"). The Company acquired the controlling interest in Soluteck through the purchase of 630 shares (the "Shares") or 63% ownership interest of Pacific Smartime Solutions Limited ("Smartime"), the beneficial owner of an 81% controlling interest in Soluteck, from the shareholders of Smartime. The consideration for the Acquisition was payable as follows:

(i) 100,000 shares of common stock of the Company (the "Common Stock"), deliverable within 30 days of signing the Agreement. All of the Shares deliverable to the Shareholders are being held in escrow pursuant to the terms of an escrow agreement, which provides that the Common Stock will be released in installments over the twelve month period ending on September 30, 2005; provided that Soluteck meets certain net income milestones during such period. If at the end of the second twelve month period ending on September 30, 2006, there is a shortfall in Soluteck's net income, the Shareholders shall return to the Company Shares equivalent to the dollar amount of such shortfall divided by $5.00; and

(ii) warrants to purchase up to 50,000 shares of common stock at an exercise price equal to the 5 day volume weighted average price of the Company's common stock before the signing of the Agreement. The warrants are exercisable for a period of 3 years from the date of issuance. The warrants are considered contingent consideration and have not been valued as the contingency has not been met. (See Note 5).

In connection with the Acquisition, the Company's subsidiary has agreed to provide Soluteck with an operating loan of RMB 3,000,000; provided that Soluteck secures certain contracts with Huawei. The loan would mature within 3 years with interest at a rate of 4% per year.

A summary of the assets acquired and liabilities assumed in the acquisition follows (In thousands of US Dollars):

Estimated fair values:	Restated
Current Assets	$460,957
Property Plan and equipment	61,067
Current Liabilities assumed	(255,024)
Net asset acquired	267,000
Consideration paid:
Shares	282,000
Goodwill	$$15,000

The Company recorded the shares at the fair market value at the date of consummation and recorded goodwill of $15,000.

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. There is no change in the value of goodwill as of December 31, 2005 and 2004.

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

Smartime	Year ended December 31
(In thousands of U.S Dollars except for earnings per share)	2005 Restated (Unaudited)	2004 Restated (Unaudited)
Revenues	$31,086	$18,623
Operating Loss	(4,333)	(4,588)
Net loss attributable to shareholders	(5,145)	(5,549)
Loss per share-basic & diluted	$(0.51)	$(0.79)

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

The total purchase consideration for 51% of Clickcom is payable 30% in cash and 70% in restricted shares of PACT. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits, through the issuance of 130,000 restricted shares of common stock of PacificNet. As of December 31, 2005, cash consideration of $268,000 and stock consideration of $402,480, representing 52,000 restricted shares of PACT common stock valued at$7.65 per share for 26,000 shares issued at the time of completion of acquisition and at $7.83 per share for 26,000 shares issued on achievement of net earnings target, were recorded as the cost of acquisition. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 78,000 restricted shares (See Note 12). PacificNet will also issue warrants to purchase 50,000 shares of PacificNet's common stock. The warrants are considered contingent consideration and have not been valued as the contingency has not been met. (See Note 5).

The cash portion of the purchase price for the Acquisition was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed at the time of acquisition as follows (In thousands of US Dollars):

Estimated fair values:	Restated
Current Assets	$136,474
Net asset acquired	136,474
Consideration paid:
Shares	198,900
Cash paid	268,004
Goodwill	$330,430

The Company recorded goodwill of $267,786 and 330,430 as at December 31, 2005 and 2004 respectively.

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. As at December 31, 2005 the Company impaired goodwill by $266,096.

Following is the summary of goodwill as at December 31, 2005 and 2004.

Goodwill
As at 12-31-04	$330,430
Additional issuance of shares during 2005	203,452
Impairment	(266,096)
As at 12-31-05	$267,786

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

Clickcom	Year ended December 31
(In thousands of U.S Dollars)	2005 Restated (Unaudited)	2004 Restated (Unaudited)
Revenues	$31,086	$16,942
Operating income	(4,333)	(4,588)
Net profit	(5,145)	(5,425)
Loss per share-basic & diluted	$(0.51)	$(0.77)

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

The details of the acquisition are as follows:

The purchase price for 51% controlling interest which is payable 29% in cash and 71% in restricted shares of PacificNet. The purchase price includes $500,000 cash payable to Guangzhou 3G, and the remaining amount payable to the selling shareholders through the issuance of restricted shares of common stock of PacificNet plus $1.18 million cash payable to the sellers upon achievement by Guangzhou 3G of certain quarterly earn-out targets based on net profits. As of December 31, 2005, cash consideration of $1,683,000 and stock consideration of $2,470,453, representing 326,400 restricted shares of PACT common stock valued at $7.65 per share for 130,050 shares, $7.83 per share for 98,175 shares and $7.20 per share for 98,175 shares were recorded as the cost of the acquisition. Total unearned purchase consideration in the form of common stock to be distributed based on the achievement of earnings was 196,350 restricted shares (See Note 12). PacificNet also issue warrants to purchase 100,000 shares of PacificNet's common stock. The warrants have never been issued since it is contingent upon a certain earning milestone which has not been met (See Note 5).

The cash portion of the purchase consideration was paid from working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities for Guangzhou 3G WOFE assumed in the acquisition follows (In thousands of US Dollars):

Estimated fair values:	Restated
Current Assets	$253,000
Net asset acquired	253,000
Consideration paid:
Shares	2,470,453
Cash paid	1,683,000
Goodwill	$3,900,453

The Company recorded goodwill of $3,900,453 as at December 31, 2005.

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

GZ 3G	Year ended December 31
(In thousands of U.S Dollars)	2005 Restated (Unaudited)	2004 Restated (Unaudited)
Revenues	$46,509	$	n/a
Operating income	1,851		n/a
Net profit	1,136		n/a
Earnings per share-basic&diluted	$0.11	$	n/a

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

We agreed to purchase 12,850 existing ordinary shares (the "Sale Shares") of ChinaGoHi from Lion Zone Holdings Limited (the "Seller") and to subscribe 5,000 newly issued ordinary shares (the "Subscription Shares") from the Seller, which together with the Sale Shares, being 17,850 or 51% of the 35,000 entire outstanding shares of ChinaGoHi. The purchase price for 51% of the outstanding shares of ChinaGoHi was payable as follows: US$2.1 million payable in cash to the Seller and 825,000 shares of our common stock valued. The purchase price is payable upon achievement of certain quarterly earn-out targets based on net profits, through the issuance of our 825,000 shares. As at December 31, 2005 the Company paid $775,000 for seller shares and $1,500,000 for subscription shares and issued 137,500 shares valued at $7.03 per share at the date of consummation of agreement.

The cash portion of the acquisition consideration was for the working capital of the Company. The value of the common shares issued was determined based on the average market price of PacificNet's common shares over a reasonable period before and after the terms of the acquisition were agreed to and announced.

A summary of the assets acquired and liabilities assumed in the acquisition follows (In thousands of US Dollars):

Estimated fair values:	Restated
Current Assets	$4,785,924
Property Plan and equipment	157,376
Current Liabilities assumed	(2,449,981)
Net asset acquired	2,493,319
Consideration paid:
Shares	966,625
Cash paid	2,275,000
Goodwill	$748,306

The Company recorded goodwill of $748,306 as at December 31, 2005.

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

The following unaudited pro forma consolidated financial information for the years ended December 31, 2004 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2004 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2004 and 2005 respectively, and may not be indicative of future operating results.

Lion Zone	Year ended December 31
(In thousands of U.S Dollars)	2005 Restated (Unaudited)	2004 Restated (Unaudited)
Revenues	$44,177	$	n/a
Operating income	(25,563)		n/a
Net profit	(28,344)		n/a
Loss per share-basic&diluted	$(2.79)	$	n/a

PacificNet included the financial results of Lion Zone in its consolidated 2005 financial results from the date of the purchase, December 19, 2005 through December 31, 2005.

3. INVESTMENT IN AFFILIATED COMPANIES

Investments

Investments in affiliated companies and subsidiaries consist of the following as of December 31, 2005 and 2004 (in thousands):

(USD000s)	2005	2004	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Take1 (Cheer Era Limited) [1]	$ 1,161	$1,933	20% ownership interest in 2005 (30% in 2004); trader of vending machine located in Hong Kong
Shanghai Classic (Yueshen)	$1,438	$1,438	51% ownership interest in Yueshen thru Shanghai Classic (See note 2)
Ximedia Holdings Inc	95	95	25% ownership interest; provides new media business development and marketing to advertisers.
Less: Provisions for Impairment	(1,533)	(1,533)
Total	$ 1,161	$1,933

TAKE 1 TECHNOLOGIES GROUP LIMITED (FORMERLY KNOWN AS: CHEER ERA LIMITED "CHEERERA")

The investment in 30% of Take 1 Technologies Group Limited ("Take 1"), a trader of vending machine located in Hong Kong, was originally made in April 2004 with details as follows:

In April 2004 the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, acquired 30% equity interest in Take 1. The aggregate consideration was $385,604 in cash and 149,459 PacificNet shares , and warrants within a duration of three years to purchase up to 50,000 PacificNet shares at 5-Day volume weighted average price immediately prior to the transaction. The warrants have been cancelled in the year 2005 because the warranted profit was not met. (See Note 5)

In 2005 both the Company and Take 1 have mutually agreed to a change to the original investment structure pursuant to the Securities Repurchase Agreements entered. Summarized below are the effects of these repurchase arrangements:

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

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands of US dollars)

	FY2005	FY2004
	Restated	Restated
Office furniture, fixtures and leasehold improvements	$1,173	$1,005
Computers and office equipment	5,623	2,371
Motor Vehicles	354	58
Software	755	613
Electronic Equipment	2,143	1,178
Land and buildings	68
Other	233	68
Less: Accumulated depreciation	(6,662)	(4,572)
Net Property and Equipment	$3,687	$721

For the years ended December 31, 2005 and 2004, the total depreciation and amortization expenses were $351,000 and $103,000 respectively, which were all included in the cost of revenue.

5. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases for two years with fixed monthly rentals that expire through 2005. None of the leases included contingent rentals. Lease expense charged to operations for 2005 amounted to $516,000 (2004: $383,000). Future minimum lease payments under non-cancelable operating leases are 2006: $571,000 and 2007: $680,000. 2008-2009 $764,000

RESTRICTED CASH –The Company has a $163,000 and 212,000 pledged bank deposit for Epro which represents overdraft protections with certain financial institutions for the years ended December 31, 2005 and 2004 respectively.

BANK LINE OF CREDIT (2005): As of December 31, 2005, the Company utilized $1,059,000 of the banking facility including $944,000 from Epro and $115,000 from Smartime. Epro has an overdraft banking facility with certain major financial institutions in the aggregate amount of $1,218,000, which is secured by a pledge of its fixed deposits of $163,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier. For Smartime, there is no due date payment stipulated by Hong Kong Hang Seng Bank because its overdraft banking facility was borrowed directly from one of its directors personal fixed deposit account as a mortgage. The detailed payment period is based on its funding condition.

As at December 31, 2004 the Company utilized 196,000 of the banking facility including $78,000 from Epro and $118,000 from Smartime, Epro is secured by a pledge of the Company's fixed deposits of $212,000, pursuant to the following terms: interest will be charged at the Hong Kong Prime Rate per annum and payable at the end of each calendar month or the date of settlement, whichever is earlier. For Smartime, there is no due date payment stipulated by Hong Kong Hang Seng Bank because its overdraft banking facility was borrowed directly from one of its directors personal fixed deposit account as a mortgage. The detailed payment period is based on its funding condition.

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

MINIMUM STATED CAPITAL REQUIREMENTS. Guangzhou Dianxun Co, Limited (DE) ("Dianxun"), a subsidiary of the Group, is carrying on business as a telecommunication value added service provider in the People's Republic of China ("PRC"). Initially, Dianxun obtained a certificate (the "Certificate") from the PRC authority to transact business and according to the PRC Telecommunication Rules, all telecommunication value added service providers can only carry on business if the Certificate is granted and if the Company maintains a minimum capital requirement of at least RMB10,000,000

In order to satisfy the capital requirement of RMB 10,000,000, the shareholders of Dianxun had contributed relevant asset equivalent to RMB9,000,000 on behalf of Dianxun and such assets were verified by an independent professional accountant. Subsequently, such assets were returned back to the shareholders. In the opinion of the directors, even though the capital requirement is not fulfilled, Dianxun can continue to carry on business. No provision for any loss arising from the consequential actions that may be taken by the authority in the PRC and any potential penalties or claims for the Company not maintaining the minimum stated capital requirements of the PRC have been made in these financial statements.

Dianxun's contribution to consolidated revenues and net profit for 2005 was approximately 2% and 0%, respectively. Upon demand by the PRC authorities, PacificNet has agreed to loan Clickcom the remaining balance of the registration capital to provide the stated capital in accordance with PRC laws.

6. OTHER CURRENT ASSETS

Other current assets are represented in Consolidated Balance Sheets which include the following as at December 31 (in thousands of US Dollars):

	2005	2004
Other current assets	Restated	Restated
Prepayment	$1,108	$211
Utilities deposit	12	-
Prepaid expenses	1,059	142
Income tax refunds	-	22
Others receivable	4,049	1,590
Provision for doubtful account of other receivables	(1,031)	(356)
Total	$5,197	$1,609

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands of US Dollars):

	2005	2004
Bank loans	Restated	Restated
Secured [1]	$108	$757
Unsecured	86	890
Less: current portion	(188)	(1,577)
Non current portion	$6	$70

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

Aggregate future maturities of borrowing for the next five years are as follows: (2006: $188,000, 2007: $6,000)

8. CAPITAL LEASE OBLIGATIONS

The Company leases various equipments under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for 2005 and 2004.

Aggregate minimum future lease payments under capital leases as of December 31, 2005 for each of the next five years are as follows: (2006: $126,000; 2007: $57,000; and 2008: $21,000)

Capital lease obligations represent the following at December 31 (in thousands of US Dollars):

	2005	2004
Capital lease obligations	Restated	Restated
Total minimum lease payments	$216	$225
Interest expense relating to future periods	(12)	(16)
Present value of the minimum lease payments	204	209
Less: current portion	(126)	(99)
Non current portion	$78	$110

Following is a summary of fixed assets held under capital leases at December 31 (in thousands of US Dollars):

	2005	2004
	Restated	Restated
Computers and office equipment	$636	$571
Less: accumulated depreciation	(475)	(359)
Net	$161	$212

9. ACCRUED EXPENSES& OTHER PAYABLES

Accrued expenses consist of the following at December 31 (in thousands of US Dollars):

	2005	2004
Accrued expenses & other payables	Restated	Restated
Deposit received from customers	$5,280	$318
Accrued expenses	1,249	377
Salaries and benefit payable	1,267	149
Others	211	107
Total	$8,007	$951

10. SUNDRY INCOME

Sundry income for the years ended December 31, 2005 and 2004 was comprised of the following on the consolidated income statements (in thousands of US dollars).

	2005	2004
Sundry income	Restated	Restated
Consulting service income	$(368)	$(345)
Investment income	(260)	(55)
Leasehold income	(6)	(104)
Others	(21)	(17)
TOTAL	$(655)	$(521)

11. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the year ended December 31, 2005, the Company had the following equity transactions (i) 700,000 shares as a result of exercise of stock options and warrants with cash consideration of $966,000; (ii) 515,900 shares for acquisition of subsidiaries valued at $3,971,000;(iii) 20,000 shares at $63,000 for investor relations services rendered based on the fair market value of the services rendered; (iv) repurchase of 45,000 shares fraudulently issued by the former financial controller of the company in 2004 to herself at par value;  and (v) repurchase of 149,459 shares with a market value of $1,547,000 related to affiliated company (see Note 3 for details).

For the year ended December 31, 2004, the Company had the following equity transactions (i) 219,364 shares as a result of exercise of stock options and warrants with cash consideration of $606,000; (ii) 1,756,240 shares for acquisition of subsidiaries valued at $9,938,000; and (iii) 2,205,697 shares for cash proceeds of $12,330,000 (net of offering costs); (iv) 50,000 shares at $2.64 per share, or $132,000 for investor relations services rendered; (v) 83,000 shares were fraudulently issued by the former financial controller of the company to herself out of which 38,000 could not be cancelled as they had been resold and the balance were cancelled in 2005 by the company; and (vi) 149,459 shares with a market value of $1,547,000 for acquisition of affiliated company (see Note 3 for details)

b) STOCK OPTION PLAN

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

The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility and to provide incentives to such personnel to promote the success of the business. The Plan provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of options to purchase shares of common stock. Options granted under the Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. To date, all options granted have been nonqualified options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. Options granted under the Plan fully vest through June 2006.

The status of the Stock Option Plan as of December 31, 2005, is as follows:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2003	550,600	$2.87
Granted	870,000	$3.03
Cancelled	(400,000)	4.25
Exercised	(188,500)	$2.04
OUTSTANDING, DECEMBER 31, 2004	832,100	$1.90
Granted	680,000	$6.57
Cancelled	(680,000)	$6.57
Exercised	(76,000)	$2.05
OUTSTANDING, DECEMBER 31, 2005	756,100	$3.99

Additional information on options outstanding as of December 31, 2005 is as follows:

	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	AVERAGE REMAINING CONTRACTUAL LIFE
Options outstanding	$3.99	756,100	3.50 years
Options exercisable	$2.06	529,000	1.50 years

c) WARRANTS

At December 31, 2005, the Company had outstanding and exercisable warrants to purchase an aggregate of 591,138 shares of common stock. The weighted average remaining life is 3.74 years and the weighted average price per share is $9.50 per share as follows:

The status of the warrants as of December 31, 2005, is as follows:

	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2003	800,000	$1.53
Granted	622,002	$9.38
Expired	-	-
Exercised	(30,864)	$7.15
OUTSTANDING, DECEMBER 31, 2004	1,391,138	$4.93
Granted	-	-
Expired	(200,000)	$1.75
Exercised	(600,000)	$1.45
OUTSTANDING, DECEMBER 31, 2005	591,138	$9.5

Following is the details of warrants outstanding as of December 31, 2005

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
January 15, 2004	123,456	3.04	$7.15	123,456	$7.15
November 17, 2004	117,682	3.88	$3.89	117,682	$3.89
December 9, 2004	350,000	3.94	$12.21	350,000	$12.21
Total	591,138	3.74	$9.50	591,138	$9.50

The Company believes 330,000 warrants issued in connection with certain acquisition agreements (Note 2) with the following subsidiaries, Yueshen: 50,000, Cheer Era: 80,000, Smartime: 50,000, Clickcom: 50,000, and Guangzhou3G:100,000 were no longer part of the purchase consideration as more fully described in Note 5 and therefore are not considered outstanding.

During 2005, 200,000 unexercised warrants (Excel Harbour warrants) expired, and 600,000 warrants were exercised by Sino Mart Management Ltd, a related party, at an exercise price of $1.45 per share for total proceeds of $870,000. For the year ended December 31, 2004, 30,864 warrants were exercised at an exercise price of $7.15 per share for total proceeds of $220,678.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31:

	Number of shares	Remarks
Balance, December 31, 2003	800,000
Repurchase in the open market	33,616
Balance, December 31, 2004	833,616
Repurchase in the open market	2,000
Repurchase of shares from Take1	149,459	See note 3 to the F/S
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	298,550	Including 24,000 shares relating to options exercised but neither money received nor shares issued, 196,350 shares to 3G and 78,000 shares to Clickcom, 200 other shares
Share consideration for acqusition of ChinaGoHi deemed issued under Sale and Purchase Agreement	(137,500)	Due to share issuance in progress; actual share certificate delivered after the year end
Balance, December 31, 2005	1,191,125
Shares outstanding at December 31, 2005	10,809,562
Shares issued at December 31, 2005	12,000,687

12. INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States.

United States of America

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

The following table sets forth the significant components of the deferred tax assets for operation in the United States of America as of December 31, 2005 and 2004.

	2005	2004
Deferred tax asset credit:
Federal	34%	34%
State	6%	6%
Valuation allowance	(40)%	(40)%
	0%	0%

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2005	2004
U.S federal tax rate	34%	34%
State tax rate	6%	6%
Valuation allowance	(40)%	(40)%
	0%	0%

The Company generates substantially all of its net income from its Hong Kong and PRC operations and the Company has recorded income tax provisions for the years ended December 31, 2005 and 2004. The tax laws for these jurisdictions are summarized as follows:

Hong Kong

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong for each of the years ended December 31, 2005 and 2004. Provision for Hong Kong profits tax for 2005 was approximately $40,000 (2004 $36,000).

PEOPLE'S REPUBLIC OF CHINA (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company's subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. Provision for PRC business tax expense for 2005 was $232,000 (2004: $70,000).

No provision for deferred tax liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

13. RELATED PARTY TRANSACTIONS

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer (CEO) and President. The employment agreement with the CEO provides for $100,000 cash compensation plus $60,000 annual share compensation until April 1, 2005. The CEO is also eligible for an annual bonus for each fiscal year of the Company during the term based on performance standards as the Board or compensation committee designates. The CEO is entitled to receive a monthly housing allowance of $2,500, monthly automobile allowance of $500, Tax Preparation expenses of $2,000 per year, and Cash Bonus based on net profit of the Company. During 2004, under the Company’s stock option plan, the CEO was granted an option to acquire 65,000 shares at an exercise price per share of $2.00 (at market price) which has not been exercised. During 2004, under the Company’s stock option plan, the President was granted an option to acquire 73,000 shares at an exercise price per share of $2.00 (at market price) which has not been exercised.

Lease Agreement

In November 2004, the Company entered a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.

LOAN DUE TO AND FROM RELATED PARTIES

As at December 31, 2005 and 2004, there was a total loan receivable of approximately $2,328,000 and $1,460,000 respectively due from related parties while the loan due to related party was $759,000 and $184,000.

As at December 31, 2005 the related party loans receivable included $769,000 due from Take 1, an affiliated company that is 20% owned by PacificNet Strategic Limited. The loans receivable from shareholders and directors of PacificNet’s subsidiaries comprised of $1,559,000 due from a shareholder of Smartim and Yueshen.

As at December 31, 2004, the related party loans receivable included $320,000 due from Take 1, an affiliated company that is 20% owned by PacificNet Strategic Limited. The loans receivable from shareholders and directors of PacificNet’s subsidiaries comprised of $1,140,000 due from a shareholder of Yueshen.

The terms of these three related party loans receivable and payable are summarized below:

LOAN TO TAKE 1

Please refer to Note 3 of the Consolidated Financial Statements for detailed discussion on the change of investment structure of this affiliated company which is now 20% owned by PacificNet Strategic Limited. As at years ended December 31, 2005 and 2004, there was a Convertible Loan of $769,000 and $320,000 respectively outstanding from Take 1. The purpose of the Convertible Loan was a working capital loan to finance the expansion of Take 1’s business in Europe and North America.

LOAN TO SMARTIME’S SHAREHOLDER

As at December 31, 2005, there was $192,000 loan receivable due from the shareholder of PacificNet Smartime.

LOAN TO SHAREHOLDER OF YUESHEN

As at December 31, 2005 and 2004, there was an unsecured loan of $1,367,000 and $1,140,000 respectively due from Ms. Li Yan-Kuan, shareholder of Yueshen.

LOAN PAYABLE TO RELATED PARTY

As at December 31, 2005, a loan of $513,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purpose expiring by August 4, 2010 at Hong Kong Prime lending rate approximately 6.5% interest per annum prevailing in the year 2005.

As at years ended December 31, 2005 and 2004, a loan of $246,000 and $184,000 respectively was payable to a shareholder of Yueshen.

14. SEGMENT INFORMATION

SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (“SFAS 131”), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. PacificNet’s chief decision-makers, as defined under SFAS 131, is the Chief Executive Officer and Chairman. During 2005 and 2004, PacificNet had four operating segments.

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

For the year ended December 31, 2005 (in thousands of US Dollars, except percentages)	Group 1. Outsourcing Business ($)	Group 2. Value-Added Telecom Business ($)	Group 3. Communication Products Distribution Business ($)	Group 4. Other Business ($)	Total ($)
	Restated	Restated	Restated	Restated	Restated
Revenues	13,568	13,779	2,880	859	31,086
(% of Total Revenues)	44%	44%	9%	3%	100%
Earnings / (Loss) from Operations	686	1,274	(106)	(6,187)	(4,333)
(% of Total Profit)	(16)%	(29)%	2%	143%	100%
Total Assets	8,100	18,783	7,036	12,432	46,351
(% of Total Assets)	17%	41%	15%	27%	100%
Goodwill	3,964	5,165			9,129
Geographic Area	HK,PRC	HK, PRC	HK,PRC,Macau	HK,PRC

For the year ended December 31, 2004 (in thousands of US Dollars, except percentages)	Group 1. Outsourcing Business ($)	Group 2. Value-Added Telecom Business ($)	Group 3. Communication Products Distribution Business ($)	Group 4. Other Business ($)	Total ($)
	Restated	Restated	Restated	Restated	Restated
Revenues	9,821	6,084	849	188	16,942
(% of Total Revenues)	58%	36%	5%	1%	100%
Earnings / (Loss) from Operations	862	1,655	(287)	(6,818)	(4,588)
(% of Total Profit)	(19%)	(36%)	6%	149%	100%
Total Assets	4,671	3,684	6,725	14,917	29,997
(% of Total Assets)	16%	12%	22%	50%	100%
Goodwill	3,964	3,672			7,636
Geographic Area	HK,PRC	HK, PRC	HK,PRC,Macau	HK,PRC

The Company identifies and classifies its operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which are summarized as follows:

(1) Outsourcing Services – involves human voice services such as Business Process Outsourcing, CRM, call center, IT Outsourcing and software development services. These types of services are conducted through our subsidiaries EPRO, Smartime/Soluteck and PacificNet Solution Ltd.

(2) Value-Added Telecom Ser vices (VAS) – primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as ChinaGoHi, Linkhead, Clickcom and Guangzhou 3G/Sunroom. For example, Linkhead is a master reseller of NMS hardware and software platforms in China, and its voice cards are used as an integral part of voice hardware using CPCI industry control machines, and also by Media Servers to support access from PSTN and VoIP, softswitch and 3G networks.

(3) Communication and Gaming Products Group – primarily involves voice products distribution such as distribution of calling cards and Gaming products. These calling cards differ from the phone cards in the VAS business as these cards are geared towards the end user, and include prepaid calling cards, IDD long distance calling cards, internet access cards, bundled cross-selling insurance cards, and shopping discount cards.

(4) Other Business –other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, PacificNet Games, etc.

Product and service revenues classified by major geographic areas are as follows (in thousands):

For the year ended December 31, 2005	Hong Kong	PRC	Macau	United States	Total
Product revenues-Restated	3,216	6,788			10,004
Service revenues-Restated	10,413	10,669			21,082

For the year ended December 31, 2004	Hong Kong	PRC	Macau	United States	Total
Product revenues-Restated	849	6,085			6,933
Service revenues-Restated	9,168	841			10,008

15. EVENTS SUBSEQUENT TO DECEMBER 31, 2005 (UNAUDITED)

1)  SALE OF CONVERTIBLE DEBENTURES

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

EVENT OF DEFAULT

On March 16, 2007 the predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005, December 31, 2004 and December 31, 2003. As a result, on March 27, 2007, we notified the holders of the outstanding convertible debenture that we suspended use of the prospectus contained in our Registration Statement on Form S-1 (File No. 333-134127) that was declared effective on December 8, 2006, due to the lack of fiscal year end 2005 and 2004 audited financial statements and that they must cease selling under the prospectus. The suspension of the use of the prospectus after April 17, 2007, triggered an event of default under the registration rights agreement and the convertible debentures, and if any of the holders so elect, they could accelerate and demand payment under the debentures, in accordance with the registration rights agreement.

2)  SALE OF CONVERTIBLE DEBENTURES BY OUR SUBSIDIARY PACIFICNET GAMES LIMITED

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

The $5 million financing, evidenced by a convertible secured note issued by PacGames to Pope, matures on February 6, 2010, and may be converted into 26% to 32% ownership interest in PacGames based on reaching certain net income milestones during fiscal year 2007. The interest rate on the convertible debenture isl initially  set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

3)  SALE OF GUANGZHOU YUESHEN TAIYANG NETWORK SCIENCE AND TECHNOLOGY LIMITED (“Yueshen”)

Operations of Yuenshen were discontinued during the year. Accordingly, the Company had recorded a charge to loss on disposal of $0.5 million at December 31, 2006.On 12 August, 2006, to recover the loan advanced to Yueshen, we commenced a law suit in the High Court of the Hong Kong Special Administrative Region ("HKSAR") against i) Guangzhou Yueshen Taiyang Network Science and Technology Limited as borrower and both ii) Ms. Li Yan Kuan and iii) Mr. Yi Wen as guarantors for the loan sum of RMB 2,000,000 ("Debt Sum") together with the agreed interest rate calculated at 6% per annum all due on 15 November, 2005 according to the promissory note and guarantee entered into by the three defendants on 15 May, 2005.

4)  SALE OF GUANGZHOU CLICKOM DIGIT-NET SCIENCE AND TECHNOLOGY LTD. (“Clickcom”)

Operations of Clickcom were discontinued and became dormant during the year as a result of poor business and market prospects. Former staffs of Clickcom have been reassigned to MOABC. Nominal amount of fixed assets are subject to disposition. Accordingly, Clickcom has been classified as Asset Held for Disposition in 2006.

5)  SALE OF CHINAGOHAI (“Lion Zone”)

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

6)  SALE OF BEIJING LINKHEAD TECHNOLOGIES COMPANY LIMITED (“Linkhead”)

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

7)  SALE OF GUANGZHOU 3G (“GZ3G”)

As part of our strategy to move away from telecom VAS, on April 30,2007 our wholly-owned subsidiary, PacificNet Strategic Investment Holdings Limited, entered into a stock purchase and sale agreement with Heyspace International Limited to sell its 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited. The purchase price is $6,000,000 payable in installments over a six month period or earlier if Heyspace completes its initial public offering prior to October 31, 2007.

8) SALE OF PACIFICNET TELECOM SOLUTIONS INC. ("PacTelso")
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

9) SALE OF PACIFICNET SOLUTIONS LIMITED  ("PacSo")
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

10) SALE OF PACIFICNET POWER LIMITED ("PacPower")
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

11) SALE OF MOABC.com ("MOABC")
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

12) ACQUISITION OF PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO.LTD ("IMOBILE")

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

13) ACQUISITION OF GUANGZHOU WANRONG INFORMATION TECHNOLOGY CO.LTD (GUANGZHOU WANRONG)

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

14)  ACQUISITION OF PACIFICNET GAMES LIMITED (PACGAMES)

On August 3, 2006, PacificNet’s wholly owned subsidiary PacificNet Games Limited (“PacGames”, [_____________]) completed the acquisition of 100% of Able Entertainment Technology Ltd., a leading gaming technology provider based in the Macau Special Administrative Region of China. Upon completion of this transaction, the Company owned 35% of PacificNet Games Limited. Under the purchase agreement, Able Entertainment Technology Ltd represented that is expects to generate an annual profit of USD $1,600,000 and will provide for an adjustment to the purchase price if PacGames does not achieve an annual net profit of USD $1,600,000 during the first 12-month period ended June 30, 2007, and USD $3,000,000 during the second 12-month period ended June 30, 2008.

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

15)  ACQUISITION OF TAKE1 TECHNOLOGIES LIMITED (“TAKE1”)

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

16) LEGAL PROCEEDINGS

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

3. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc. (NYSE:JCI) (www.jci.com )

On or about December, 2005, Johnson Controls Hong Kong Limited approached PacificNet Power Limited (a 51% owned subsidiary of PacificNet) and made a representation that they had submitted a tender to “The Incorporated Owners of Nan Fung Centre, Tsuen Wan (“the Employer”) for the “construction and replacement works of existing air-cooled chiller plant by new water-cooled chiller plant for Tsuen Wan Nan Fung Centre and energy saving performance contract” (“the Construction and Replacement Works Contract”). JCHKL invited and induced PacificNet Power Limited to act as the main contractor for the Contract and it would then act as a sub-contractor.

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

4. PacificNet Inc., v/s Iroquois Master Fund, Ltd.
On October 3, 2007 Iroquois Master Fund, Ltd. filed a complaint in the Supreme Court of the State of New York against PacificNet Inc., complaining against non-payment of mandatory default amount on convertible debentures of $3,000,000 and $420,000.

As of October 2, 2007, the outstanding principal amount of the $3,000,000 debenture is $2,045,452 and accrued but unpaid interest amount is $30,682.

The mandatory default amount due to Iroquois Master Fund, Ltd. pursuant to amended debenture (as amended in February 2007) is $2,698,974 on $3,000,000 convertible debenture.

As of October 2, 2007, the outstanding principal amount of the $420,000 debenture is $420,000 and accrued but unpaid interest amount is $6,300.

The mandatory default amount due to Iroquois Master Fund, Ltd. is $554,190 on $420,000 convertible debenture.

Iroquois Master Fund, Ltd. also demanded for the reimbursement of its attorney fees and other costs and expenses incurred together with costs and disbursements of this action and such other and further relief as to the court seems just and proper.

16. RESTATEMENT

On March 19, 2007 the predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005 and 2004 due to uncertainties around certain option grants during the said period.  Independent investigation in this connection commissioned by our Audit Committee resulted in extra stock-based compensation charges of approximately $0.3 million, $1.2 million and $0.1 million to each of the years ended December 31, 2005, 2004 and 2003, respectively,. The Company determined that its allowance for bad debts on the accounts receivable was understated by $3.5 Million and $0.28 million in the years ended December 31, 2005 and 2006, respectively. The Company also restated impairment of goodwill for certain subsidiaries ($3.7 million and $2.6 million in the years ended December 31, 2005 and 2004, respectively) and accrued certain 2005 bonus payable in 2006 amounting to $600,000.  Also, the Company concluded that the consolidation of certain entity (Yueshen) was wrongly reflected as the Company did not have control over the management of the entity.

Below is the detailed effect of the restatement:

(In thousands of US Dollars)	2005 As reported	2005 As restated	2004 As reported	2004 As reported
Consolidated Balance Sheets:
ASSETS:
Current assets	$31,130	$28,784	$21,531	$19,707
Non-current assets	20,073	14,212	11,719	10,290
Total assets	$51,203	$42,996	$33,250	$29,997
LIABILITIES
Current liabilities	$10,620	$11,675	$5,346	$4,061
Non-current liabilities	84	84	198	180
Total liabilities	10,704	11,759	5,544	4,241
STOCKHOLDERS' EQUITY
Additional paid-in capital	$57,690	$61,979	$53,916	$57,730
Accumulated deficit	(25,990)	(38,627)	(28,479)	(33,482)
TOTAL STOCKHOLDERS' EQUITY	31,785	23,204	25,310	24,108
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,203	$42,996	$33,250	$29,997

Consolidated Statements of Operations:
Net revenue	$44,341	$31,086	$29,709	$16,942
Cost of sales	(33,439)	(20,678)	(24,704)	(12,286)
Gross profit	10,902	10,408	5,635	4,656
Selling, General and Administrative expenses	(6,333)	(10,419)	(3,698)	(5,267)
Stock-based compensation expenses	-	(282)	-	-1,246
Income/(loss) from operations	4,569	(4,333)	1,937	(4,588)
Income/(loss) before income taxes, minority interest and discontinued operations	5,645	(3,596)	2,438	(4,135)
Income/(loss) before discontinued operations	2,498	(5,145)	817	(5,425)
Net income available to common stockholders	$2,489	$(5,145)	$774	$(5,425)
Earnings/(loss) per common share:
Basic	$0.25	$(0.51)	$0.11	$(0.78)
Diluted	$0.23	$(0.51)	$0.09	$(0.78)
Shares used in computing earnings per share:
Basic	10,154,271	10,156,809	7,268,374	7,015,907
Diluted	10,701,211	10,156,809	8,241,996	7,015,907

Consolidated Statements of Cash Flows
Net income (loss)	$2,489	$(5,145)	$774	$(5,425)
Stock-based compensation	-	282	-	1,246
Net cash provided by (used in) operating activities	9,250	11,843	(4,431)	(2,757)
Net cash used in investing activities	(6,199)	(9,799)	(4,265)	(1,611)
Net cash provided by (used in) financing activities	24	(946)	11,620	10,077
Effect of exchange rate on cash & cash equivalent	(260)	7	17	2
NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,815	$1,105	$2,941	$5,711