Form 10-K/A
period 2006-12-31
PACIFICNET INC
filed 2007-11-14
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES ☐ NO ☒

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☒

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

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Explanatory Note:

This Annual Report on Form 10K/A ("Form 10K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10K for the year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 11, 2007. We are amending and restating the following items in this amendment:

(i)	Part II. ITEM 7. Management discussion and analysis of financial condition and result of operations
(ii)	Part II. Item 8. Financial Statements and supplementary data
(iii)
Part III. Item 10. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act to update director information for our newly elected director who will be signing the Annual Report on Form 10-K/A

(iv)	Part III. Item 14. Principal Accountant Fees and Services, to reflect the fees of our new auditor in connection with the re-statement of the fiscal year ended December 31, 2006.
(v)	Part IV. Item 15. Exhibits and Financial Statements

i

TABLE OF CONTENTS

PART II
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1
ITEM 8.	FINANCIAL STATEMENTS(RESTATED) AND SUPPLEMENTARY DATA	11
ITEM 9A.	CONTROLS AND PROCEDURES	11

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE	11
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	15

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ii

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

iii

PART II

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company engaged the incumbent auditors to conduct a re-audit of the financial statements for the years ended December 31, 2005 and 2004.  Upon completion of the re-audit, the Company has restated the opening balances of the financial statements for the year ended December 31, 2006 as previously filed on May 11, 2007 with the ending balances of the audited financial statements for the years ended December 31, 2005 and 2004 as reported in the form 10-KSB/A that was filed with the SEC on October 25, 2007.

In the course of the financial statements restatement for the year ended December 31, 2006, management has decreased total non-current assets by $1 million worth of goodwill as a result of the re-audit restatement to the ending goodwill balances as at December 31, 2005.  Further, management has also decreased total selling, general and administrative expenses by an aggregate of $5.3 million.  Said decrease mainly comprises of extra goodwill impairment amounting to approximately $3.7 million and $2.6 million, respectively, already charged to the restated Selling, General and Administrative expenses for the years ended December 31, 2005 and 2004.

Further details of the effects of the restatement are found below in Note 18 - Restatement to the audited financial statements contained in this form 10K.

RESULTS OF OPERATIONS

REVENUES

Revenues for the year ended December 31, 2006 were $42,738,000, which represents a year-over-year increase of 147% as compared to $17,307,000 for the same periods of prior year.

The increase in revenues was mainly due to the growth in Products (Telecom & Gaming) and Other Business Groups, which posted a year-over-year increase of 712% and 325% respectively. In aggregate, the newly acquired subsidiaries during 2006 contributed to 18% of the total revenues. Revenues for the fourth quarter of the year were $9,573,000, an increase of 989% as compared to $4,812,000 for the fourth quarter of 2005; or a decrease of 11.2% as compared to $10,785,000 for the third quarter of the year. Segmented financial information of the four business operating groups is set out below followed by a brief discussion of each business group.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

For the year ended December 31, 2006 (in thousands of US Dollars, except percentages)	Group 1. Outsourcing Services ($) Restated	Group 2. Telecom Value-Added Services ($) Restated	Group 3. Products (Telecom & Gaming) ($) Restated	Group 4. Other Business ($) Restated	Total ($) Restated
Revenues	14,146	1,555	23,385	3,652	42,738
(% of Total Revenues)	33%	4%	55%	8%	100%
Earnings / (Loss) from Operations	677	(44)	(1,054)	(5,889)	(6,310)

For the year ended December 31, 2005 (in thousands of US Dollars, except percentages)	Group 1. Outsourcing Services ($) Restated	Group 2. Telecom Value-Added Services ($) Restated	Group 3. Products (Telecom & Gaming) ($) Restated	Group 4. Other Business ($) Restated	Total ($) Restated
Revenues	13,568		2,880	859	17,307
(% of Total Revenues)	78%		17%	5%	100%
Earnings / (Loss) from Operations	686		(106)	(6,188)	(5,608)

(1) OUTSOURCING SERVICES

Revenues for the year ended December 31, 2006 were $14,146,000, a year-over-year decrease of 4% as compared to $13,568,000 for the year ended December 31, 2005. Outsourcing services revenues made up 33% of the Company’s total revenues for the FY 2006 which was primarily due to 13% growth in the call center related revenues as compared to the same period in 2005. Revenues from outsourcing services for the fourth quarter of the year were $3,833,000, an increase of 5% as compared to $3,645,000 for the fourth quarter of 2005; or an increase of 3% as compared to $3,733,000 for the third quarter of 2006.

During 2006, the outsourcing contract center in Hong Kong was close to full utilization. Pricing was highly competitive but demand for outbound calling lists, in-sourcing operators and sub-contract call center facilities management, for American Express and MetLife, remained strong. New contracts won during the year included customer service operation management training for NanJing Airlines, web-based quality management services and supplier quality management services for McDonalds Corporation, and CRM consulting and call center training services for China Telecom’s Xinjiang Branch and China Unicom’s Shanghai Branch. Under the project service agreement, the Company will enhance the CRM service level and telemarketing management capability of China Unicom’s customer service center called the “10010 Information Hotline.”

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Revenues for the year ended December 31, 2006 were $1,555,000 as compared to $0 for the year ended December 31, 2005 as a result of reclassifications induced by Note 16. Our acquisitions in 2006 contributed to the increase in revenues and made the company a major mobile internet contents provider in China. Revenues from VAS for the fourth quarter of the year were $1,448,000, a sequential increase of 4,520% from $40,000 for the third quarter of 2006. VAS revenues made up 13.9% of the Company’s total revenues for the fourth quarter of the year.

(3) PRODUCTS (TELECOM & GAMING)

Revenues for the year ended December 31, 2006 were $23,385,000, a significant year-over-year increase of 712% from $2,880,000 for the year ended December 31, 2005. Revenues from the products group for the fourth quarter of the year were $5,124,000, an increase of 735.9% as compared to $613,000 for the fourth quarter of 2005; or a decrease of 20% as compared to $6,411,000 for the third quarter of 2006. The Product revenues made up 55% of the Company’s total revenues for the FY 2006.

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

(4) OTHER BUSINESS

Revenues for other business for the year ended December 31, 2006 was $3,652,000, an increase of 325% as compared to $859,000 for the year ended December 31, 2005. Incremental revenues were largely derived from new air conditioning installation contracts won by the Company’s subcontracting business in Hong Kong.

COST OF REVENUES AND GROSS MARGIN

Cost of revenues for the year ended December 31, 2006 was $36,217,000, which represents a year-over-year increase of 174% as compared to $13,221,000 for the year ended December 31, 2005.

The increase in the cost of revenues was directly associated with the corresponding increase in revenues. Cost of revenues, as a percentage of revenues, was 85% for the year ended December 31, 2006 as compared with 76% for the year ended December 31, 2005. The improvement in cost of revenues was attributable to the Company’s constant pursuit of higher margin businesses. The cost of revenues in services and product sales for the year ended December 31, 2006 increased by 34% and 66% respectively as compared to 79% and 21% for the same periods of prior year.

Gross profit for the year ended December 31, 2006 was $6,521,000, which represents a year-over-year increase of 60% as compared to $4,086,000 for the same periods of prior year, resulting from our newly acquired subsidiaries in 2006 and call centre business. Gross profit for the fourth quarter of the year was $1,899,000, a year-over-year increase of 10% from $1,724,000 for the same period in 2005; or a sequential increase of 72% for the third quarter of 2006. Gross margin was 15% for the year ended December 31, 2006, compared to 24% for the year ended December 31, 2005.

Going forward, decline of gross margin is expected to continue as a result of the new strategic initiative of moving away from the highly competitive legacy telecom business into the new niche gaming technology business. Assistance will be sought from financial advisors and bankers to help dispose of the legacy businesses units, including but not limited to disposition, spin-offs, mergers and sale back to founders.

(1) OUTSOURCING SERVICES

In 2006, year-over-year cost of revenues for outsourcing services increased by 5% to $10,908,000 (2005: $10,366,000). Gross profit was 1% lower at $3,238,000 (2005: $3,202,000). Gross margin for outsourcing services was 23% for the year ended December 31, 2006, as compared to 24% for the year ended December 31, 2005. Gross profit for outsourcing services accounted for 50% of the total gross profit for the year ended December 31, 2006, as compared to 79% for the same period in 2005. Gross profit of $950,000 for the fourth quarter represented a year-over-year reduction of 11% to the same period in 2005; but a sequential increase of 30% as compared to $732,000 for the third quarter of 2006 due to the increasing demand for outsourcing contact center services, especially from the industries of telecom, banking, market research and fast-moving consumer goods, among others. Year-over-year gross profit erosion was primarily due to a combination of aggressive pricing and higher cost of labor in the highly competitive Hong Kong market. Extra call center space and depreciation of newly acquired fixed assets for operations purposes also contributed to a higher cost of revenues. Gross margin for this segment mainly depends on the facilities management services.

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Cost of revenues and gross profit for VAS were $1,138,000 and $416,000 for the year ended December 31, 2006 respectively, as compared to $0and $0 for the year ended December 31. For the fourth quarter of 2006, VAS gross profit was $118,000 as compared to $0 for the same period in 2005; or a sequential increase of 372% as compared to $87,000 for the third quarter of 2006. The increase in year-over-year gross profit is due to a major VAS acquisition in 2006.

(3) PRODUCTS (TELECOM & GAMING)

Increase of 755% in year-over-year cost of revenues for products (telecom & gaming) to $22,002,000 (2005: $2,572,000) was commensurate with its 61% year-over-year revenue growth. Gross profit was 349% higher at $1,384,000 (2005: $307,000) in absolute terms. Gross margin of mobile phone distribution business in China and Hong Kong largely remained steady on a year-over-year basis. Gross profit for products (telecom & gaming) accounted 21% and 8% of the total gross profit both for the year ended December 31, 2006 and 2005 respectively. Gross profit of $583,000 for the fourth quarter represented a year-over-year increase of 122% as compared to the same period in 2005; or a sequential increase of 163% as compared to $222,000 for the third quarter of 2006

Slight year-over-year gross margin improvement from 24% (2005) to 15% (2006) can be attributed to the newly acquired gaming technology business. Gross margin contribution of the gaming technology provider business was not apparent in 2006 due to its startup nature and had relative insignificant revenue throughout the year.

(4) OTHER BUSINESS

A year-over-year increase of 666% in cost of revenues to $2,169,000 for the year ended December 31, 2006 (2005: $283,000) for Other Business is largely driven by subcontracting revenue growth. 95% of cost of revenues in 2006 was attributable to the new installation contracts won by the Company, gross margins of which remained almost steady at 24% from year to year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses (“SG&A”) totaled $11,126,000 for the year ended December 31, 2006, which represents a year-over-year increase of 104% as compared to $5,447,000 for the year ended December 31, 2005. The increase in selling, general and administrative expenses reflected the expansion of our operations of which expenses were incurred by our newly acquired subsidiaries and the expansion of the call centre business. In addition to making several key acquisitions in 2006, we laid the foundation for a strong future, by hiring additional personnel in key areas to support our accounting and back-office functions, as well as implemented the systems to allow the Company to better measure the performance of each of its units.

On the other hand, due to the reclassifying of certain former subsidiaries that the Company disposed of during 2006, extra provisions for doubtful accounts of approximately $6,173,000 was include in SG&A., which accounted for 55% of the total SG&A(Restated).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Total for the year ended December 31, 2006	Total for the year ended December 31, 2005	Percentage change
(in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated

Remuneration and related expenses	3,083	1,664	85
Office (majority is rental and utilities)	1,047	758	38
Travel	291	225	29
Entertainment	151	78	94
Professional (legal and consultant)	446	327	36
Audit	174	138	26
Selling	243	147	65
BAD DEBTS	6,173	1,178	424
Other	(482)	931	(152)
Total	11,126	5,447	104

(1) OUTSOURCING SERVICES

Selling, General and Administrative expenses for outsourcing services were $2,495,000 for the year ended December 31, 2006, an increase of 10% from $2,262,000 for the year ended December 31, 2005. Due to the increase in the demand for telemarketing and call center services, the Company purchased a call center facility in China, to support the rapidly growing business of the company. However, in order to meet clients’ diversified needs, a wide array of supporting services are provided, including professional inbound services, outbound services, facilities management and insourcing services. The expansion of call centre services also leaded to the increase number of headcounts.

	Group 1.
	Outsourcing Services
	Total for the year ended December 31, 2006	Total for the year ended December 31, 2005	Percentage change
(in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated

Remuneration and related expenses	1,207	785	54
Office (majority is rental and utilities)	535	566	(5)
Travel	33	56	(42)
Entertainment	39	38	4
Professional (legal and consultant)	62	47	33
Audit	21	18	15
Selling	33	5	512
BAD DEBTS	402	628	(36)
Other	163	118	38
Total	2495	2,262	10

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Selling, General and Administrative expenses for VAS were $326,000 for the year ended December 31, 2006 as compared to $0 in 2005. The increase of SG&A expense resulted from acquisitions during the year.

	Group 2.
	Telecom Value-Added Services
	Total for the year ended December 31, 2006	Total for the year ended December 31, 2005	Percentage change
(in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated

Remuneration and related expenses	189	-	n/a
Office (majority is rental and utilities)	64	-	n/a
Travel	36	-	n/a
Entertainment	20	-	n/a
Professional (legal and consultant)	0	-	n/a
Audit	0	-	n/a
Selling	5	-	n/a
BAD DEBTS	1	-	n/a
Other	11	-	n/a
Total	326	-	n/a

(3) PRODUCTS (TELECOM & GAMING)

Selling, General and Administrative expenses for products (telecom & gaming) were $2,370,000 for the year ended December 31, 2006, a significant increase of 474% as compared to $413,000 for the year ended December 31, 2005. Increase is primarily due to new acquisitions during the year.

	Group 3.
	Products (Telecom & Gaming)
	Total for the year ended December 31, 2006	Total for the year ended December 31, 2005	Percentage change
(in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated

Remuneration and related expenses	315	-	n/a
Office (majority is rental and utilities)	158	-	n/a
Travel	47	-	n/a
Entertainment	40	-	n/a
Professional (legal and consultant)	19	10	99
Audit	0	-	n/a
Selling	95	-	n/a
BAD DEBTS	1,627	377	332
Other	69	27	155
Total	2,370	413	473

(4) OTHER BUSINESS

Selling, General and Administrative expenses were $5,935,000 for the year ended December 31, 2006, an increase of 114% as compared to $2,772,000 in 2005. Year-over-year corporate level remuneration related expenses increased from approximately $246,000 to $535,000 as a result of strengthening of internal controls.

	Group 4.
	Other Business
	Total for the year ended December 31, 2006	Total for the year ended December 31, 2005	Percentage change
(in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated

Remuneration and related expenses	1,372	879	56
Office (majority is rental and utilities)	290	193	51
Travel	175	169	4
Entertainment	51	40	28
Professional (legal and consultant)	365	271	35
Audit	153	120	27
Selling	110	142	(22)
BAD DEBTS	4,143	173	2,289
Other	(724)	787	(192)
Total	5935	2772	114

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses were $1,463,000 for the year ended December 31, 2006, representing a year-over-year increase of 430% as compared $276,000 for the same periods of prior year.

Depreciation	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage change
(in thousands of US Dollars, except percentages)	($)	($)	(%)
	Restated	Restated	Restated
Group 1. Outsourcing Services	67	16	319
Group 2. Telecom Value-Added Services	134	14	857
Group 3. Products (Telecom & Gaming)	38
Group 4. Other Business	89
Total	328	30	993

Amortization	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage change
(in thousands of US Dollars, except percentages)	($)	($)	(%)
	Restated	Restated	Restated
Group 1. Outsourcing Services		210	(100)
Group 2. Telecom Value-Added Services		36	(100)
Group 3. Products (Telecom & Gaming)	29
Group 4. Other Business	1,106
Total	1,135	246	361

OPERATING LOSS

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

(in thousands of US Dollars)	Group 1. Outsourcing Services ($) Restated	Group 2. Telecom Value- Added Services ($) Restated	Group 3. Products (Telecom & Gaming) ($) Restated	Group 4. Other Business and Corporate ($) Restated	Total for the year ended December 31, 2006 ($) Restated	Total for the year ended December 31, 2005 ($) Restated
Operating profits before non-cash accounting provisions	1,079	(43)	573	(1,504)	105	1,788
Allowance for doubtful accounts (1)	(402)	(1)	(1,627)	(4,143)	(6,173)	(3,425)
Goodwill impairment (2)						(3,689)
Stock-based compensation expenses (3)				(242)	(242)	(282)
Operating profits	677	(44)	(1,054)	(5,889)	(6,310)	(5,608)

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

2.	Stock-based compensation expenses of $242,473 are due to adoption of SFAS123R during the year.

INTEREST INCOME / (EXPENSES), NET

Interest income/(expense), net	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage change
In thousands of US Dollars, except percentages	($)	($)	(%)
	Restated	Restated	Restated
Interest income	162	223	(27)
Interest expense	(1,354)	(123)	507
Interest income/(expense), net	(1,192)	100	106

Interest income was $162,000 for the year ended December 31, 2006, a decrease of 27% as compared to $223,000for the year ended December 31, 2005, of which 86% ($139,000) was generated from lending and fixed-rate bank deposits. Interest expenses were $1,354,000 for the year ended December 31, 2006, an increase of 1001% as compared to $123,000 for the year ended December 31, 2005. Most of the interest expenses were attributed to bank loans and bank overdraft during the year.

	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage change
Interest Income (in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated
Group 1. Outsourcing Services		5	(100)
Group 2. Telecom Value-Added Services
Group 3. Products (Telecom & Gaming)	140	152	(8)
Group 4. Other Business	22	66	(67)
Total	162	223	(27)

	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage change
Interest Expense (in thousands, except percentages)	($)	($)	(%)
	Restated	Restated	Restated
Group 1. Outsourcing Services	309	105	194
Group 2. Telecom Value-Added Services	1	(1)	(200)
Group 3. Products (Telecom & Gaming)	56	6	833
Group 4. Other Business	988	13	7,500
Total	1,354	123	1,001

SUNDRY INCOME/EXPENSE

Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries’ control and such income does not related to each subsidiaries’ core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2005, the non-operating income or sundry income was $289,000 included in Statement of Operations was mainly derived from the investment income of $260,000, Leasehold income $6,000, Software service income $(11,000) and various others totaling $34,000.

For the year ended December 31, 2006, the non-operating income or sundry income was $105,000 mainly derived from leasehold income of $76,000 and various others totaling $29,000.

Sundry Income (Net)	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage change
	($)	($)	(%)
(in thousands, except percentages)	Restated	Restated	Restated
Group 1. Outsourcing Services		57	(100)
Group 2. Telecom Value-Added Services
Group 3. Products (Telecom & Gaming)		20	(100)
Group 4. Other Business	105	212	(50)
Total	105	289	(64)

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

INCOME TAXES

The income taxes expenses for the Company’s subsidiaries were $63,000 for the year ended December 31, 2006. The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules. In addition, Guangzhou 3G-WOFE, as a new High Technology Foreign Investment Enterprises and under PRC Income Tax Laws, is entitled to a two-year tax exemption in 2005 and 2006.

	For the year ended December 31, 2006	For the year ended December 31, 2005	Percentage Change
Income Tax (in thousands, except percentages)	($)	($)	(%)
Group 1.Outsourcing Services		42	(100)
Group 2.Telecom Value-Added Services
Group 3.Products (Telecom & Gaming)
Group 4.Other Business	63	13	425
Total	63	55	15

MINORITY INTERESTS

Minority interests for the year ended December 31, 2006 was $153,000. Minority interests represented the interests of third parties in our subsidiaries’ results.

NET LOSS

Net loss for the year ended December 31, 2006 was $12,805,000 as a result of a number of nonrecurring items. Segmented details are set out below:

Net Earnings (in thousands, except percentages)	Group 1. Outsourcing Services ($) Restated	Group 2. Telecom Value- Added Services ($) Restated	Group 3. Products (Telecom & Gaming) ($) Restated	Group 4. Other Business ($) Restated	Total for the year ended December 31, 2006 ($) Restated	Total for the year ended December 31, 2005 ($) Restated	Percentage Change (%) Restated
Operating profits	677	(44)	(1,054)	(5,889)	(6,310)	(5,608)	13
Interest income/(expenses), net	0	1	140	(1,333)	(1,192)	100	(1,292)
Loss in change in fair value of warrants	-	-	-	(214)	(214)	-	n/a
Maximum liquidated damage in connection with convertible debenture covenant breach	-	-	-	(3,817)	(3,817)	-	n/a
Sundry income	1	0	50	54	105	289	(64)
Earnings before Income Taxes, Minority Interest and Discontinued Operations	678	(43)	(864)	(11,199)	(11,428)	(5,219)	119

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Net cash and cash equivalents at December 31, 2006 were approximately $1.9 million, a decrease of approximately $1.6 million compared to December 31, 2005. This change resulted from cash used in operations of $(8.6) million, cash used in investing activities of $(2.9) million and cash provided by financing activities of $9.9million.

Significant components of cash flows from operations are as follows:

(Amounts in millions of US Dollars)
Net loss	$(12.81)
Non-cash and/or nonrecurring items	13.93
Other changes in assets and liabilities	(9.70)
Net cash used in operations	$(8.58)

Other significant sources (uses) of cash during 2006 were $7.5 million proceeds from issuance of convertible debenture, bank loan advances of $0.9 million, $2.6 million used in purchases of office properties in China and equipment, $0.7 million used in acquisition of and advancing loans to subsidiaries, and $0.3 million used in corporate development including debt repayments and purchases of treasury stock.

WORKING CAPITAL

The Company’s working capital decreased by 96% to negative $335,000 at December 31, 2006, as compared to $9,198,000 at December 31, 2005. The decrease in working capital primarily resulted from $1,586,000 decrease in cash and cash equivalent, and the increase of $8,000,000 in convertible debentures.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

The following is a brief description of each board of director, key positions and brief biography:

MR. TONY TONG, age 38, is the Chairman, CEO, Executive Director, and co-founder of PacificNet since 1999. From 1995 to 1997, Mr. Tong served as the Chief Information Officer of DDS Inc., a leading SAP-ERP consulting company in the USA, which was later acquired by CIBER, Inc. (NYSE: CBR). From 1993 to 1994, Mr. Tong worked for Information Advantage, Inc. (NASDAQ:IACO), a leading business intelligence, Data-Mining and CRM technology provider serving Fortune 500 clients. IACO consummated an IPO on NASDAQ in 1997 and was later acquired by Sterling Software and Computer Associates (NYSE:CA). From 1992 to 1993, Mr. Tong worked as a Business Process Re-engineering Consultant at Andersen Consulting (now Accenture, NYSE:ACN). From 1990 to 1991, Mr. Tong worked for ADC Telecommunications (NASDAQ:ADCT), a global supplier of telecom equipment. Mr. Tong'’s R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by US Patent and Trademark Office) titled “Computerized Work Flow System, an Internet-based workflow management system for automated web creation and process management.” Mr. Tong also serves on the board of advisors of Fortune Telecom (listed on Hong Kong Stock Exchange: 0110.HK), a leading distributor of mobile phones, PDAs, telecom services, and accessories in China and Hong Kong. Mr. Tong is a frequent speaker on technology investment in China, and was invited to present at the Fourth APEC International Finance & Technology Summit in 2001. Mr. Tong is the Vice Chairman (PRC) of Hong Kong Call Centre Association, a Fellow of Hong Kong Institute of Directors, a consultant on privatization and securitization for China’s State-owned Assets Supervision and Administration Commission (SASAC), and a frequent speaker for LexisNexis, a licensed Continued Professional Development (CPD) trainer, on China investment. Mr. Tong graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA. Tony Tong is the brother of Victor Tong.

MR. VICTOR TONG, age 36, is the President, Secretary, and Director of PacificNet, and has served on our board as an Executive Director since 2002. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture, NYSE:ACN), American Express Financial Advisors (IDS), 3M, and the Superconductivity Center at the University of Minnesota. In 1994, Victor co-founded Talent Information Management (“TIM”), a leading internet application development and consulting company in Minnesota. PacificNet.com was originally founded as an operating division of TIM. In 1997, Mr. Tong successfully sold GoWeb internet consulting division of TIM to Key Investment, a leading technology and media investment company owned by Vance Opperman, a billionaire in Minnesota who founded West Publishing. Mr. Tong became the President of KeyTech, a leading information technology consulting company based in Minnesota. In 1999, he was recognized in “City Business 40 Under 40” as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award and graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Tong was an adjunct professor at the College of Software of Beihang University, one of the top software colleges in China. Victor Tong is the brother of Tony Tong.

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

MR. SHAOJIAN (SEAN) WANG, age 41, has served on our board as a Director since 2002. From 2002 to May 2006, Mr. Wang also served as Chief Financial Officer of PacificNet. Mr. Wang is now President and Chief Operating Officer of Hurray! Holding Co., Ltd. (NASDAQ:HRAY), a NASDAQ-listed Chinese VAS company. Previously, Mr. Sean Wang was COO and acting Chief Financial Officer (CFO) at GoVideo and Opta Corporation, a public listed consumer Electronics Company in the US controlled by TCL, a leading consumer electronics maker in China. From 1987 to 2002, he served as a country manager at Ecolab, Inc. and as the managing director at Thian Bing Investments PTE, Ltd. From 1993 to 2002, Mr. Wang served as managing director of Thian Bing Investments PTE, Ltd. Where he managed the Singapore-based company’s multi-million dollar investment operations and identified strategic and investment opportunities. Mr. Sean Wang attended Peking University and received a BS in Economics from Hamline University and an MBA from Carlson School of Management, University of Minnesota.

MR. MICHAEL CHUN HA, age 36, has served on our board as an Independent Director since December 24, 2003. Mr. Ha graduated from the Faculty of Law, University of Hong Kong in 1994 with a bachelor degree in law and was admitted as a solicitor of the High Court of the Hong Kong Special Administrative Region in 1997 and a solicitor of the Supreme Court of England and Wales in 1998. From 1995 to 2002, Mr. Ha worked as lawyer in a number of international and Hong Kong prestigious law firms, specializing in the areas of corporate finance, securities offerings, takeovers, cross-border mergers and acquisitions, venture capital, corporate restructuring, regulatory and compliance issues, project finance, and general commercial transactions and services in Hong Kong and the People’s Republic of Hong Kong. In 2002, Mr. Ha commenced his own practice in the trade name of “Ha and Ho Solicitors” and the firm specializes in the areas of general commercial transactions, corporate finance and civil and criminal litigations. Mr. Ha is also the company secretary of, Shanxi Central Pharmaceutical International Company Limited, a Hong Kong main board listed company from year 2000 and a director of a private investment company, Metro Concord Investment Limited, from year 2002.

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

MR. TAO JIN, age 38, has served on our board as an Independent Director since January 6, 2005. Mr. Jin is a resident partner at Jun He Law Offices (www.JunHe.com), a leading Chinese law firm specializing in commercial legal practice with over 160 lawyers and offices in Beijing, Shanghai, Shenzhen,  Dalian, Haikou and New York. Founded in April 1989, Jun He was one of the first private law firms formed in China, and has been a pioneer in the re-established Chinese legal profession with a focus in representing foreign clients in business activities throughout China. Over the past few years, Jun He has been honored a number of times as one of the best law firms in China by the Ministry of Justice of China. With a team of more than 160 well-trained lawyers, Jun He is one of the largest and most established law firms in China. Prior to joining Jun He, Mr. Jin served as Vice President and Assistant General Counsel of J.P. Morgan Chase Bank, as the head legal counsel for capital markets transactions in Asia, and for JPMorgan’s M&A transactions in China. Mr. Jin joined Jun He as a partner in 2005. From 1999 to 2002, Mr. Jin served as a Senior New York Qualified Lawyer for Sullivan & Cromwell, which represented China Unicom, PetroChina and China Telecom in their IPO’s and dual listings in New York and Hong Kong. From 1996 to 1999, Mr. Jin served as Associate Lawyer for Cleary, Gottlieb Steen & Hamilton, which represented various Fortune 500 companies and investment banks in public and private securities offerings and M&A activities. Mr. Jin received his Juris Doctor in 1996 with high honors from Columbia University, and received B.S. in Psychology in 1990 from Beijing University.

MR. MIKE FEI, age 38, is the Company Secretary and General Counsel for PacificNet. Mr. Fei joined PacificNet in 2004 as in-house PRC Chief Legal Counsel for PacificNet’s China Operations. Mr. Fei is a Member of the All-China Bar Association and holds a Master of Law degree from the University of New South Wales of Australia. Mr. Fei has 8 years of experience in the legal profession and dealt with more than 200 cases of litigation and arbitration which related to the issues of foreign investment, bankruptcy, merging, commercial contract and debt disputes.

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

BOARD COMMITTEES

The Board of Directors has a Nominating Committee, Compensation Committee and an Audit Committee.

NOMINATING COMMITTEE

The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Michael Ha and Tao Jin are members of the Nominating Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 1, 2006, for its Annual Meeting of Stockholders, which was held on December 15, 2006. The Nominating Committee Charter is not available on the Company’s website. A copy of the Nominating Committee Charter was included in the proxy statement for the Annual Meeting held on December 30, 2005.

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

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The board of directors has established an audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Tao Jin (Chairman of Audit Committee), Jeremy Goodwin, and Peter Wang, each of whom are considered “independent” under the NASDAQ Stock Market listing standards currently in effect. The board of directors has determined that each of the members of the audit committee qualify as an “audit committee financial expert” under the Securities and Exchange Commission’s definition.

The Audit Committee is responsible for nominating the Company’s independent auditors and reviewing any matters that might impact the auditors’ independence from the Company; reviewing plans for audits and related services; reviewing audit results and financial statements; reviewing with management the adequacy of the Company’s system of internal accounting controls, including obtaining from independent auditors management letters or summaries on such internal accounting controls; determining the necessity and overseeing the effectiveness of the internal audit function; reviewing compliance with the U.S. Foreign Corrupt Practices Act and the Company’s internal policy prohibiting insider trading in its Common Stock; reviewing compliance with the SEC requirements for financial reporting and disclosure of auditors’ services and audit committee members and activities; reviewing related-party transactions for potential conflicts of interest; and reviewing with corporate management and internal and independent auditors the policies and procedures with respect to corporate officers’ expense accounts and perquisites, including their use of corporate assets.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that the following executive officers and directors failed to timely file Form 4’s: Tony Tong failed to timely file Form 4’s, one Form 4 reporting the exercise of a stock option and three Form 4’s each reporting the grant of stock options; Victor Tong failed to timely file Form 4’s, one Form 4 reporting the exercise of a stock option and four Form 4’s each reporting the grant of stock options; Shaojian Wang failed to timely file Form 4’s, two Form 4’s each reporting the exercise of stock options and three Form 4’s each reporting the grant of stock options; Michael Chun Ha failed to timely file Form 4’s, one Form 4 reporting the exercise of an option and three Form 4’s each reporting the grant of stock options; Peter Wang failed to timely file three Form 4’s each reporting the grant of stock options; Jeremy Goodwin failed to timely file three Form 4’s each reporting the grant of stock options and Tao Jin failed to timely file three Form 4’s each reporting the grant of stock options.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended December 31, 2006 and 2005, our principal independent auditors were Kabani & Company, Inc. (“Kabani”), Clancy and Co., P.L.L.C. and its Hong Kong affiliate HLB Hodgson Impey Cheng (collectively, “Clancy”). Clancy resigned as our independent auditor on January 19, 2007. The following is a summary of the services provided and fees billed to us by Clancy during 2006 and 2005。

AUDIT FEES

During 2006, the aggregate fees billed by Clancy for professional services rendered for the review of the financial statements included in the Company’s Registration Statement on Form S-1, including amendments thereto, the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2006, and the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and amendments thereto, was $150,000.

An aggregate of $160,000 has been accrued for professional services rendered by Kabani for the audit of the financial statements for the year ended December 31, 2006.  Further, an aggregate of $500,000 has been accrued in 2007 for professional services rendered by Kabani & Company, Inc for the restatement of the Company's financial statements for the fiscal year ended December 31, 2006.

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

PACIFICNET INC.

Date: November 13 , 2007	BY: /S/ TONY TONG Tony Tong
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007	BY: /S/ DANIEL LUI
Daniel Lui
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TONY TONG	Director, Chairman and CEO	November 13, 2007
Tony Tong

/s/ VICTOR TONG	Director, President and	November 13, 2007
Victor Tong

/s/ DANIEL LUI	Chief Financial Officer	November 13, 2007
Daniel Lui

/s/ SHAO JIAN WANG	Director	November 13, 2007
Shao Jian Wang

/s/ MICHAEL CHUN HA	Director	November 13, 2007
Michael Chun Ha

/s/ TAO JIN	Director	November 13, 2007
Tao Jin

/s/ JEREMY GOODWIN	Director	November 13, 2007
Jeremy Goodwin

/s/ HO-MAN POON	Director	November 13, 2007
Ho-Man Poon

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Net Inc.

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2006, the Company incurred net losses of $12,415,000.  In addition, the Company had a negative cash flow in operating activities amounting to negative $8,190,000 in the year ended December 31, 2006, and the Company’s accumulated deficit was $51,090,000 as of December 31, 2006. In addition, the Company is in default on its convertible debenture obligation. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18, the financial statements for the years ended December 31, 2006 and 2005 have been restated.

/s/ KABANI & COMPANY, INC.

LOS ANGELES, CA
March 30, 2007, except for notes 1, 2, 4, 6, 9, 10, 11, 12, 13, 14, 16, & 18 are as of November 5, 2007

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS–RESTATED
AS AT DECEMBER 31, 2006 AND 2005
(In thousands of United States dollars, except par values and share numbers)

	As at December 31,
	2006	2005
ASSETS	Restated	Restated
Current Assets:
Cash and cash equivalents	$1,900	$3,486
Restricted cash - pledged bank deposit	234	163
Accounts receivables, net of allowances for doubtful accounts	8,141	3,841
Inventories	201	203
Loan receivable from related parties	1,706	2,328
Loan receivable from third parties	128	1,062
Marketable equity securities - available for sale	558	539
Other current assets	4,173	1,375
Total Current Assets	17,041	12,997

Property and equipment, net	4,711	958
Intangible assets, net	323	0
Investments in affiliated companies and subsidiaries	115	1,161
Goodwill	5,601	3,964
Net assets held for disposition	8,664	8,854
Other assets	471	-
TOTAL ASSETS	$36,926	$27,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$855	$1,059
Bank loans-current portion	576	188
Capital lease obligations - current portion	120	126
Accounts payable	1,266	628
Accrued expenses and other payables	1,828	704
Customer deposits	352	335
Convertible debenture	8,000	-
Warrant liability	904	-
Liquidated damages liability	2,837	-
Loan payable to related party	638	759
Total Current Liabilities	17,376	3,799

Bank loans - noncurrent portion	1,635	6
Capital lease obligations - noncurrent portion	124	78
Convertible debenture - non current portion	945	-
Total long-term liabilities	2,704	84

Total liabilities	20,080	3,883

Minority interest	2,869	846
Commitments and contingencies	-	-
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none	-	-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
December 31, 2006 - 14,155,597 issued; 11,538,664 outstanding; December 31, 2005: 12,000,687 issued, 10,809,562 outstanding	1	1
Treasury stock, at cost (2006: 2,616,933 Shares, 2005: 1,191,125 shares)	(272)	(134)
Additional paid-in capital	65,757	61,979
Cumulative other comprehensive income	(42)	(15)
Accumulated deficit	(51,090)	(38,627)
Less: stock subscription receivable	(377)	-
Total Stockholders' Equity	13,977	23,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,926	$27,934

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS -  RESTATED
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands of United States dollars, except loss per share and share amounts)

	For the Years Ended December 31,
	2006	2005	2004
	Restated	Restated	Restated
Net Revenues
Services	$16,790	$14,091	$10,008
Product sales	25,948	3,216	849
Total net revenue	42,738	17,307	10,857

Cost of Revenues
Services	(12,155)	(10,380)	(7,046)
Product sales	(24,062)	(2,841)	(841)
Total cost of revenue	(36,217)	(13,221)	(7,887)

Gross Profit	6,521	4,086	2,970

Operating expenses:
Selling, General and Administrative expenses	(11,126)	(5,447)	(5,244)
Stock-based compensation expenses	(242)	(282)	(1,246)
Depreciation and amortization	(1,463)	(276)	(94)
Impairment of goodwill	-	(3,689)	(2,628)
Impairment of investment	(1,233)	-	-
Total Operating expenses	(14,064)	(9,694)	(9,212)

Loss from operations	(7,533)	(5,608)	(6,242)
Other income (expenses):
Interest income/(expense), net	(1,192)	100	(57)
Gain/(loss) in change in fair value of derivatives	(214)	-	-
Liquidated damages expense	(3,817)	-	-
Sundry income, net	105	289	176
Total other income (expense)	(5,118)	389	119

Loss from operations before Income Taxes and Minority Interests	(12,661)	(5,219)	(6,123)

Provision for income taxes	(63)	(55)	(106)
Share of earnings from investment on equity method	17	855	87
Minority Interests	153	(1,461)	(296)
Loss from continued operations	(12,554)	(5,880)	(6,438)

Income/(loss) from discontinued operations:
Gain on disposal	530	-	-
Loss on disposal	(504)	-	-
Income from discontinued operations	113	735	1,014
Total income/(loss) from discontinued operations	139	735	1,014

NET LOSS	(12,415)	(5,145)	(5,424)

Other comprehensive income (loss):
Foreign exchange gain (loss)	(27)	7	(22)
Net comprehensive loss	$(12,442)	$(5,138)	$(5,446)

BASIC & DILUTED LOSS PER COMMON SHARE:
Loss per common share continued operations	$(1.08)	$(0.58)	$(0.92)
Earnings per common share discontinued operations	$0.00	$0.07	$0.14
Loss per common share - basic & diluted	$(1.08)	$(0.51)	$(0.78)
*Weighted average number of shares - basic & diluted	11,538,664	10,156,809	7,015,907

*Weighted average number of shares used to calculate basic and diluted loss per share is considered same as the effect of dilutive shares is anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – RESTATED
(In thousands of United States dollars, except number of shares)

	Common Stock Outstanding		Additional Paid-in Capital	Cumulative Other Comprehensive Income/(loss)	Accumulated Deficit (Restated)	Treasury Stock		Stock Subscription Receivable	Total Stockholders' Equity (Restated)
	Shares	Amount				Shares	Amount
Balance at December 31, 2003, as restated	5,363,977	$1	$31,790	$(24)	$(28,056)	800,000	$(5)	$-	$3,706
Issuance of common stock for acquisition of subsidiaries	1,756,240	-	9,938	-	-	-	-	-	9,938
Proceeds from the sale of common stock, net of related costs	2,205,697	-	12,330	-	-	-	-	-	12,330
PIPE related Expenses	-	-	(205)	-	-	-	-	-	(205)
Issuance of common stock for acquisition of affiliate	149,459	-	1,547	-	-	-	-	-	1,547
Repurchase of common stock	(33,616)	-	-	-	-	33,616	(114)	-	(114)
Stock issued for services	50,000	-	132	-		-	-	-	132
Stock issued in error	83,000	-	-	-	-	-	-	-	-
Stock options expense	-	-	1,246	-	-	-	-	-	1,246
Exercise of stock options and warrants for cash	219,364	-	606	-	-	-	-	-	606
Foreign currency translation gain	-	-	-	2	-	-	-	-	2
Excess finders fee charged adjusted	-	-	345	-	-	-	-	-	345
Net loss	-	-	-	-	(5,425)	-	-	-	(5,425)
Balance at December 31, 2004	9,794,121	1	57,730	(22)	(33,482)	833,616	(119)	-	24,108
Issuance of common stock for acquisition of subsidiaries	515,900	-	3,971	-	-	-	-	-	3,971
Stock issued for services	20,000	-	63	-	-	-	-	-	63
Repurchase of common stock for acquisition of affiliate	(149,459)	-	(1,547)	-	-	149,459	-	-	(1,547)
Cancellation of common stock	(45,000)	-	-	-	-	45,000	-	-	-
Repurchase of common shares	(2,000)	-	-	-	-	2,000	(15)		(15)
Stock options expense	-	-	282	-	-	-	-		282
Exercise of stock options and warrants for cash	676,000	-	966	-	-	-	-		966
Holdback shares as contingent consideration due to performance targets not yet met	-	-	-	-	-	298,550	-		-
Share consideration for acquisition of subsidiary deemed issued under S&P	-	-	-	-	-	(137,500)	-		-
Excess finders fee charged adjusted	-	-	455	-	-	-	-		455
Option exercise price adjusted	-	-	60	-	-	-	-		60
Foreign currency translation gain	-	-	-	7	-	-	-		7
Net loss	-	-		-	(5,145)	-	-		(5,145)
BALANCE AT DECEMBER 31, 2005	10,809,562	1	61,979	(15)	(38,627)	1,191,125	(134)		23,204
Exercise of stock options for cash and receivable	394,000	-	834	-	-	-	-	-	834
Issuance of common stock for acquisition of subsidiaries	618,112	-	4,346	-	-	-	-	-	4,346
Cancellation of common stock	(275,000)	-	(1,672)	-	-	-	-	-	(1,672)
Repurchase of common shares (Treasury shares)	(29,472)	-	-	-	-	-	(138)	-	(138)
Foreign currency translation loss	-	-	-	(27)	-	-	-	-	(27)
Stock options expense	-	-	242	-	-	-	-	-	242
Goodwill opening balance adjustment	-	-	-	-	(48)	-	-	-	(48)
Issuance of warrants for issuing fee of convertible debts	-	-	28	-	-	-	-	-	28
Stock subscription receivable	-	-	-	-	-	-	-	(377)	(377)
Net loss	-	-	-	-	(12,415)	-	-	-	(12,415)
BALANCE AT DECEMBER 31, 2006	1,797,202	$1	$65,757	$(42)	$(51,090)	1,191,125	$(272)	$(377)	$13,977

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS –RESTATED
(In thousands of United States dollars)

Cash Flows from operating activities	For the Years Ended December 31,
	2006	2005	2004
	Restated	Restated	Restated
Net loss	$(12,415)	$(5,145)	$(5,424)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts	6,173	3,425	777
Minority Interest	(153)	1,461	296
Depreciation and amortization	1,463	276	94
Goodwill/Investment impairment	1,233	3,689	2,628
Stock-based compensation	242	282	1,246
Issuance of shares for services	-	63	132
Change in fair value of derivatives	214	-	-
Amortization of interest discount	690	-	-
Liquidated damages expense	3,817	-	-
Changes in current assets & liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(7,098)	(297)	(2,743)
Inventories	2	(55)	(72)
Accounts payable and accrued expenses	(2,219)	2,671	1,098
Net cash provided by (used in) operating activities of continued operations	(8,051)	6,370	(1,968)
Net cash provided by (used in) operating activities of discontinued operations	(139)	(735)	(1,014)
Net cash provided by (used in) operating activities	(8,190)	5,635	(2,982)

Cash flows from investing activities
Increase in restricted cash	(71)	49	-
Increase in purchase of marketable securities	(19)	(510)	(29)
Acquisition of property and equipment	(2,608)	(2,966)	(477)
Acquisition of subsidiaries and affiliated companies	(667)	(3,958)	(991)
Net increase (decrease) in assets held for disposition	190	(3,493)	264
Acquisition of subsidiaries and affiliated companies	(667)	(3,958)	(991)
Repurchase of treasury shares	(138)	(15)	(114)
Net cash used in investing activities of continued operations	(3,503)	(7,400)	(1,611)
Net cash provided by (used in) investing activities of discontinued operations	190	(3,493)	264
Net cash used in investing activities	(3,313)	(10,893)	(1,347)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loans receivable from third parties	934	(1,024)	(38)
Loans receivable from related parties	622	(868)	(1,460)
Loans payable to related party	(121)	575	184
Advances (repayments) under bank line of credit	(204)	1,113	(1,253)
Repayment of amount borrowed under capital lease obligations	40	(5)	(92)
Proceeds from exercise of stock options and warrants	237	966	606
Advances under bank loans	935	(1,453)	(135)
Net proceeds from issuance of convertible debenture	7,500	-	-
Payment of certain PIPE related expenses	-	-	(205)
Proceeds from sale of common stock for cash	-	-	12,330
Net cash provided by(used in) financing activities of continued operations	9,943	(696)	9,937
Net cash provided by (used in) financing activities of discontinued operations	-	-	-
Net cash provided by (used in) financing activities	9,934	(696)	9,937

Effect of exchange rate change on cash and cash equivalents	(27)	7	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,586)	(5,947)	5,610

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,486	9,433	3,823
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,900	$3,486	$9,433

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$664	$229	$178
Income taxes paid	$5	$(53)	$3
NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment in subsidiaries and affiliate through issuance of common stock	$4,346	$3,971	$9,938
Investment in affiliate through issuance of common stock	$-	$-	$1,547
Property & equipment acquired under bank loans	$1,082	$-	$-

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – RESTATED
(Amounts expressed in United States dollars unless otherwise stated)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PacificNet Inc. (referred to herein as “PacificNet” or the “Company”) was originally incorporated in the State of Delaware on April 8, 1987. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS) and products (telecom and gaming) services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. We are value-added resellers and providers of telecom VAS, which is comprised of interactive voice response (IVR) systems, call center management systems, and voice over Internet protocol (VOIP), as well as mobile phone VAS, such as short messaging services (SMS) and multimedia messaging services (MMS). Our products (telecom and gaming) include gaming technology and communication products distribution. The Company’s operations are primarily targeted in Greater China and certain Asian country markets.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and its wholly owned and majority-owned subsidiaries including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

The Company has adopted FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. Acquisitions of subsidiaries or variable interest entities are accounted for using the purchase method of accounting. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE – Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

•	Carrying amounts of the VIE are consolidated into the financial statements of PacificNet as the primary beneficiary (referred as “Primary Beneficiary” or “PB”)

•	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety

•	There is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest

PRC laws and regulations restrict us, as a foreign entity, from having a direct controlling interest in entities such as Beijing Xing Chang Xin Sci –tech Development Co. Ltd (IMOBILE-DE) and Guangzhou Sunroom Information Industry Co., Ltd. (Sunroom-DE) that hold operating licenses to engage in domestic online ecommerce and telecom value-added services in China. As a result, we conduct substantially all of our operations through Beijing PacificNet IMOBILE Technology Co., Ltd (WOFE) and Technology Ltd. And Guangzhou 3G Information Technology Co., Ltd. (WOFE). We own 51% of the shares in each of the WOFEs and each WOFE signed Consulting and Services Agreements with IMOBILE-DE and Sunroom-DE (the entities that actually carry out the operating activities). These agreements provide that all of the DE profits will flow through to the respective WOFEs. Pursuant to these agreements, the Company guarantees any obligations undertaken by these companies under their contractual agreements with third parties, and the Company is entitled to receive service fees in an amount equal to 51% of the net income of these companies. Accordingly, we bear the risks of and enjoy the rewards associated with the investments in the WOFEs.

The operations of Des are managed by their original management teams, however, the Company has the power to appoint or change directors and senior management because it indirectly ultimately controls the voting power of the shareholders of each DE through the Power of Attorney given to PacificNet’s President according to the operating agreements between the Des and WOFEs. Pursuant to the Consulting and Service Agreements signed between each WOFE and their respective DE, the WOFE (“Party A”) agrees to be the exclusive provider of telecom consulting services to the DE (“Party B”). During the term of the agreement, Party B shall not accept technical and consulting services provided by any third party. Party B agrees to pay a fee to Party A equal to 100% of its monthly net income for the services provided. Payment of the service fees has been secured through a share pledge agreement with the shareholders of each of the Des, whereby they pledged all of their shares to the respective WOFE.

(1) Each of the Des, by design, is thinly capitalized because a substantial portion of PacificNet’s invested amounts or consideration were paid or payable directly to previous owners of Sunroom-DE and Imobile-DE for entering into the acquisition transactions while none of the investment consideration was injected into the Des. Therefore, additional funding from PacificNet is needed to support the Des’ business development and working capital.

(2) Fees from Service Contracts are substantial, but are not commensurate with the level of service provided by the WOFEs to the Des. The contractual and funding arrangements with the Des evidence that PacificNet has closely participated in the majority of the Des’ economics. PacificNet is the primary beneficiary through its WOFE subsidiaries since PacificNet is the only enterprise with a sufficiently large interest in the VIEs. In compliance with PRC’s foreign investment restrictions on Internet Content Provider and Value Added Telecom Services Provider’s laws and regulations, the Company conducts all of its value-added services for telecom in China via the following significant domestic VIEs below. The respective management agreements between the VIE’s and WOFE’s create a variable interest and accordingly, these two Vies are consolidated as VIE through their respective WOFEs from the date of acquisition.

The following is a summary of all the VIEs of the Company:

Beijing Xing Chang Xin Sci –tech Development Co. Ltd (the “Imobile-VIE”), a China company controlled through business agreement. Through Imobile-VIE, a variable interest entity, PacificNet is able to engage in the business of ICP, and operates mobile distribution and value-added service in the PRC. The business of the VIE is managed by their original management teams. Imobile-VIE is owned by Gao Chunhui, CEO 51% and Liu Lei, COO 49%, of the Company. The registered capital of the VIE is RMB 2,000,000. The VIE’s board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE. It however has the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE.

Guangzhou Sunroom Information Industrial Co., Ltd. (“Sunroom-VIE”), a PRC registered domestic enterprise, controlled by PacificNet through a series of contractual agreements. It is responsible for VAS in China under its ICP and VAS licenses. It is 31% owned by Mr. Wang Yongchao (CEO), 41.4% owned by Mr. Liao Mengjiang (COO) and 27.6% owned by non-participating shareholder, Mr. Sun Zhengquan. The registered capital of the VIE Company is $4.0 million. Sunroom-VIE is required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. As of December 31, 2005, Sunroom-VIE’s revenues and net loss accounted for approximately 17% and (96) % of our consolidated revenues and net earnings before minority interests, respectively.

The initial capital investments in these VIEs were not funded by us but we have provided loans to these VIEs to fund their R&D and expansion plans. As of December 31, 2005, the amount of loans to Clickcom VIE and Sunroom VIE were approximately US$262,695 (low interest at 2%) and US$246,216 (interest free) respectively. None of the VIEs’ assets were collateralized for our loans. Given the fact that we do not have direct ownership interests in these VIEs, the creditors of these VIEs will not have recourse to the general credit of our group being the primary beneficiary.

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

BUSINESS COMBINATIONS

The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management’s estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Fair market value of the identifiable assets and liabilities, including tangible and intangible, is primarily ascertained with replacement cost method. At time of acquisition, based on market research and discussion with management, a benchmark is established with reference to comparable replacement cost in open market. Occasionally, net book value is used as a fair market value equivalent if the assets and liabilities of the newly acquired subsidiaries and/or VIEs were either current in nature or newly established.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment annually in accordance with SFAS 142. The assessment includes first comparing implied P/E valuation of the goodwill carrying subsidiaries (adjusted by R&D expenses written off) to benchmarks as found in comparable publicly traded companies. If a comfortable buffer over the public benchmark does not exist, more sophisticated DCF analysis, based on 5 year cash flows forecasts, will follow to ascertain if goodwill impairment is warranted.

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

We currently have nine reporting units: EPRO, Smartime/Soluteck, Guangzhou 3G-WOFE (assets held for disposition), iMobile-WOFE, Shanghai Classic (including discontinued subsidiary – Yueshen), Wangrong, Clickcom (discontinued operation), PacificNet Games, Linkhead (discontinued operation), but those that are marked either assets held for disposition or discontinued are excluded for the purposes of goodwill assessment. We determined our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. Excluding investment holding vehicles and self-developed units, reporting units only include those operating units that PacificNet holds 50% or more through acquisition and maintain effective control. Units such as PacificNet Solution, PacificNet Limited, and PacificNet Communication are 100% owned by PacificNet through self-development and not through acquisition. Therefore, there is no goodwill allocation to these self-developed units.

We allocated goodwill amongst the reporting units based on the consideration paid in shares and cash minus the proportional share of the fair value of net assets and liabilities at the time of acquisition specific to each reporting unit. The fair value of each reporting unit represents the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties in an open marketplace. At the time of acquisition, the fair value of assets and liabilities was determined based on book value minus any potential write-down, if any, to reflect the fair value of the assets and liabilities acquired in the transaction. The Company has one class of goodwill arising from business combination resulting from the acquisitions of our subsidiaries.  Goodwill has been revised to reflect certain expenses that should have been written off prior to certain acquisitions, not subsequent to the acquisitions, to better reflect the assets acquired and liabilities assumed in certain business combinations during 2003 in accordance with SFAS No. 141, “Business Combinations”. Originally, the Company had acquired certain intangible assets such as research and development costs and related party receivables that were considered as part of the purchase price allocation, then subsequently expensed them at year end.

The total carrying amount of goodwill recorded on the balance sheets at December 31, 2006 is $5,601,000 and the changes in the carrying amount of goodwill for the following reporting periods are summarized below:

(US$'000s)	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Total goodwill on the restated balance sheet
Balance as of December 31, 2003	$420	$-	$-	$420
Goodwill acquired during the year	3,575	4,831	1,438	9,844
Goodwill reclassified to net assets held for disposition	-	(3,672)	-	(3,672)
Goodwill impaired during the year	(31)	(1,159)	(1,438)	(2,628)
Balance as of December 31, 2004-Restated	3,964	-	-	3,964
Goodwill acquired during the year	-	5,183	-	5,183
Goodwill reclassified to net assets held for disposition	-	(1,494)	-	(1,494)
Goodwill impaired during the year	-	(3,689)	-	(3,689)
Balance as of December 31, 2005-Restated	3,964	-	-	3,964
Goodwill acquired during the year	-	1,694	1,176	2,870
Balance as of December 31, 2006-Restated	$3,964	$461	$1,176	$5,601

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

The following table summarizes goodwill from the Company's acquisitions during 2006 and 2005:

	For the years ended December 31
	2006	2005
(USD$'000s)	Restated	Restated
Epro	$3,949	$3,949
Smartime (Soluteck)	15	15
iMobile	430	-
Wanrong	461	-
PacificNet Games	746	-
Total	$5,601	$3,964

The following table summarizes the intangible assets acquired from PacificNet Games:

(USD000s)	December 31, 2006
Technology	$353
Less: Accumulated amortization	(30)
Net	$323

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

During the year ended December 31, 2005 the Company impaired goodwill as follows:

(USD$'000s)	2005
Restated
Linkhead	$3,423
Clickom	266
GZ3G(Sunroom)	-
Lion Zone (ChinaGoHi)	-
Total	$3,689

There was no impairment of goodwill in the year ended December 31, 2006.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. Allowance for doubtful accounts at December 31, 2006 was approximately $3,400,000 (2005: $168,000).

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

(In thousands of US Dollars, except weighted shares and per share amounts)	FY 2006 Restated	FY 2005 Restated
Numerator: Net loss	$(12,415)	$(5,145)
Denominator:
Weighted-average shares used to compute basic & diluted loss per share	11,538,664	10,156,809
Basic & Diluted loss per common share:	$(1.08)	$(0.51)

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

EVENT OF DEFAULT

On March 16, 2007, the predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005, December 31, 2004 and December 31, 2003. As a result, on March 27, 2007, we notified the holders of the outstanding convertible debenture that we suspended use of the prospectus contained in our Registration Statement on Form S-1 (File No. 333-134127) that was declared effective on December 8, 2006, due to the lack of fiscal year end 2005 and 2004 audited financial statements and that they must cease selling under the prospectus. The suspension of the use of the prospectus after April 17, 2007, triggered an event of default under the registration rights agreement and the convertible debentures, and if any of the holders so elect, they can accelerate and demand payment under the debentures, in accordance with the registration rights agreement based on the following provisions.

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

ADVERTISING EXPENSES

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under selling, general and administrative expenses, which amounted to $31,052 in 2006 (2005: $129,000).

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

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains or losses are charged to the income statement during the period in which the gain or loss is realized. Investments classified as available-for-sale securities include marketable equity securities of Unit Trust Funds and are based primarily on quoted market prices at December 31, 2006. The component costs of these securities are summarized as follows: cost of $559,000, gross unrealized losses of $1,000 and estimated fair value of $558,000 as at December 31, 2006 and cost of $586,000, gross unrealized losses of $47,000 and estimated fair value of $539,000 as at December 31, 2005. The acquisition of marketable securities and unrealized losses on marketable equity securities are recorded on consolidated statements of cash flows.

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

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $51.1 million and $38.6 million as of December 31, 2006 and December 31, 2005, respectively. Negative cash flows from the operations of $8.2 million were noted for the year ended December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

A summary of the assets acquired and liabilities for Guangzhou Wangrong assumed in the acquisition follows:

Estimated fair values:	Restated
Current Assets	$185,050
Property Plan and equipment	-
Current Liabilities assumed	-
Net asset acquired	185,050
Consideration paid:	646,158
Shares	-
Cash paid	-
Goodwill	$461,108

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

The following un-audited pro forma consolidated financial information for the years ended December 31, 2006 and 2005, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2005 and 2006 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2005 and 2006 respectively, and may not be indicative of future operating results.

Guangzhou Wanrong	Years ended December 31
	2006	2005	2004
(In thousands of U.S Dollars, except for earnings per share)	Restated (Unaudited)	Restated (Unaudited)	Restated (Unaudited)
Revenues	$43,692	$18,271	$11,598
Operating loss	(6,354)	(5,610)	(6,547)
Net loss attributable to shareholders	(12,437)	(5,145)	(5,581)
Loss per share – basic & diluted	$(1.08)	$(0.51)	$(0.80)

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

A summary of the assets acquired and liabilities for iMobile assumed in the acquisition follows:

Estimated fair values:	Restated
Current Assets	$127,500
Property Plan and equipment	-
Current Liabilities assumed	-
Net asset acquired	127,500
Consideration paid:	557,000
Goodwill	$429,500

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

iMobile	Years ended December 31
(In thousands of U.S Dollars, except for earnings per share)	2006 Restated (Unaudited)	2005 Restated (Unaudited)	2004 Restated (Unaudited)
Revenues	$43,285	$24,201	$16,303
Operating loss	(6,221)	(5,695)	(6,221)
Net loss attributable to shareholders	(12,407)	(5,181)	(5,413)
Loss per share – basic & diluted	$(1.08)	$(0.51)	$(0.77)

PacificNet included the financial results of iMobile in its consolidated 2006 financial results from the date of the purchase, February 26, 2006 through December 31, 2006.

PACIFICNET GAMES LIMITED

On August 3, 2006, PacificNet’s wholly owned subsidiary PacificNet Games Limited (“PacGames”, [太平洋网络游戏有限公司]) completed the acquisition of 100% of Able Entertainment Technology Ltd., a leading gaming technology provider based in the Macau Special Administrative Region of China. Upon completion of this transaction, the Company owned 35% of PacificNet Games Limited. Under the purchase agreement, Able Entertainment Technology Ltd represented that is expects to generate an annual profit of USD $1,600,000 and will provide for an adjustment to the purchase price if PacGames does not achieve an annual net profit of USD $1,600,000 during the first 12-month period ended June 30, 2007, and USD $3,000,000 during the second 12-month period ended June 30, 2008.

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

A summary of the assets acquired and liabilities for PacGames assumed in the acquisition follows:

Estimated fair values:	Restated
Current Assets	$642,111
Property Plan and equipment	25,051
Intangible asset	179,858
Current Liabilities assumed	(291,598)
Net asset acquired	555,422
Consideration paid:	1,301,811
Goodwill	$746,389

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

PACT Games	Years ended December 31
(In thousands of U.S Dollars, except for earnings per share)	2006 Restated (Unaudited)	2005 Restated (Unaudited)	2004 Restated (Unaudited)
Revenues	$44,176	$17,307	$10,857
Operating loss	(5,585)	(5,608)	(6,242)
Net loss attributable to shareholders	(12,381)	(5,145)	(5,424)
Loss per share – basic & diluted	$(1.07)	$(0.51)	$(0.77)

Accordingly, PacificNet included the financial results of PacGames in its consolidated 2006 financial results from August 3, 2006 through December 31, 2006.

3. INVESTMENT IN AFFILIATED COMPANIES

Investments

Investments in affiliated companies consist of the following as of December 31, 2006 (in thousands):

(USD000s)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
	AMOUNT	DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Take1 (Cheer Era Limited) [1]	$ 100	2 20% ownership interest; trader of vending machine located in Hong Kong
MOABC	(19)	20% ownership interest
Glad Smart	30	15% ownership interest
Community media co.	4	5% ownership interest
Total	$ 115

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

Initial equity investment of 30% in Take 1 was made in April 2004 by the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited for an aggregate consideration of $385,604 in cash and 149,459 PacificNet shares. PacificNet’s interest in Take 1 was reduced to 20% in the year 2005 from 30% as a result of PacificNet repurchasing an aggregate of 149,459 at nominal value.

As of December 31, 2006, there was an outstanding inter-company convertible loan of $1,026,000 due from Take 1. The Convertible Loan, expiring on October 17, 2008, is guaranteed personally and jointly by the two minority shareholders of Take 1, and bears an interest rate of 8% per annum or 6-month Prime Rate of Hong Kong.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands of US Dollars):

	2006 Restated	2005 Restated
Office furniture, fixtures and leasehold improvements	$908	$1,259
Computers and office equipment	1,720	2,691
Motor Vehicles	130	97
Software	395	747
Electronic Equipment	68	1,174
Land and buildings	2,805	68
Less: Accumulated depreciation	(1,315)	(5,078)
Property and Equipment, Net	$4,711	$958

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

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2006 amounted to $571,000 (2005: $516,000). Future minimum lease payments under non-cancelable operating leases are $680,000 for 2007, $764,000 for 2008 through 2011

RESTRICTED CASH - The Company has a $234,000 and $163,000 pledged bank deposit for Epro for the years ended December 31, 2006 and 2005 respectively, which represents overdraft protections with certain financial institutions.

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

6. OTHER CURRENT ASSETS

Other current assets comprises of the following as at December 31 (in thousands of US Dollars):

Other current assets	2006 Restated	2005 Restated
Prepayment	$1,048	$655
Utilities deposit	1,292	-
Receivable from Lion Zone Holdings Ltd (See note 14)	485	-
Loans to employees	412	-
Prepaid expenses	408	204
Others receivable	170	1,504
Advances to sales reps	358	-
Provision for doubtful account of other receivables	-	(988)
Total	$4,173	$1,375

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands):

	2006	2005
Secured [1]	$1,668	$108
Unsecured	543	86
Less: current portion	(576)	(188)
Noncurrent portion	$1,635	$6

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

Capital lease obligations represent the following at December 31 (in thousands of US Dollars):

	2006	2005
Total minimum lease payments	$263	$216
Interest expense relating to future periods	(19)	(12)
Present value of the minimum lease payments	244	204
Less: current portion	(120)	(126)
Noncurrent portion	$124	$78

Following is a summary of fixed assets held under capital leases at December 31 (in thousands of US Dollars):

	2006	2005
Computers and office equipment	$630	$441
Less: accumulated depreciation	(391)	(286)
Net	$239	$155

9. ACCRUED EXPENSES & OTHER PAYABLES

Accrued expenses consist of the following at December 31 (in thousands of US Dollars):

	2006 Restated	2005 Restated
Professional fee	321	486
Director fee	100
Salaries and benefit payable	792	109
Marketing expense	389	-
Others	226	109
Total	$1,828	$704

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

For the year ended December 31, 2005, the Company had the following equity transactions (i) 676,000 shares as a result of exercise of stock options and warrants with cash consideration of $966,000; (ii) 515,900 shares for acquisition of subsidiaries valued at $3,971,000;(iii) 20,000 shares at $63,000 for investor relations services rendered based on the fair market value of the services rendered; (iv) repurchase of 45,000 shares fraudulently issued by the former financial controller of the company in 2004 to herself at par value;  and (v) repurchase of 149,459 shares with a market value of $1,547,000 related to affiliated company (see Note 3 for details).

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

The status of the Stock Option Plan as of December 31, 2006, is as follows:

	Options outstanding	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2003	550,600	$2.87
Granted	870,000	$3.03
Cancelled	(400,000)	$4.25
Exercised	(188,500)	$2.04
OUTSTANDING, DECEMBER 31, 2004	832,100	$1.90
Granted	680,000	$6.57
Cancelled	(680,000	$6.57
Exercised	(76,000)	$2.05
OUTSTANDING, DECEMBER 31, 2005	756,100	$3.99
Granted	500,000	$4.75
Cancelled	(491,600)	$4.75
Exercised	(394,000)	$2.12
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00

Following is a summary of the status of options outstanding at December 31, 2006:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price

2004-7-26	370,500	$1,548,690	0.57	$2.00	370,500	$2.00

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

Following is a summary of the warrant activity:

		WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2003	800,000	$1.53
Granted	622,002	-
Expired	-	-
Exercised	(30,864)	-
OUTSTANDING, DECEMBER 31, 2004	1,391,138	4.93
Granted	-	-
Expired	(200,000)	-
Exercised	(600,000	-
OUTSTANDING, DECEMBER 31, 2005	591,138	9.5
Granted	416,000	-
Expired	-	-
Exercised	-	-
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61

Following is a summary of the status of warrants outstanding at December 31, 2006:
Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	3.04	$7.15	123,456	$7.15
2004-11-15	117,682	3.88	$3.89	117,682	$3.89
2004-12-9	350,000	3.94	$12.21	350,000	$12.21
2006-3-13	416,000	4.20	$12.20	416,000	$12.20

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

Risk-free interest rate	4.78%
Expected life of the options	5.00 years
Expected volatility	37.08%
Expected dividend yield	0%

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31, 2006:

	Number of shares	Remarks
Escrowed shares returned to treasury in 2003	800,000
Shares purchased in the open market	43,426
Repurchase of shares from Take 1	149,459
Repurchase of shares from Yueshen	24,200
Cancellation of former employee shares	45,000
Termination with ChinaGoHi	825,000	Returned shares plus Escrow shares
Incomplete acquisition of Allink	200,000
Holdback shares as contingent consideration due to performance targets not yet met	529,848	Includes shares related to Clickcom (78,000); Guangzhou(Wanrong (138,348); iMobile (153,500); Games (160,000);
Balance, December 31, 2006	2,616,933
Shares outstanding at December 31, 2006	11,538,664
Shares issued at December 31, 2006	14,155,597

11. INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States.

The components of income before income taxes are as follows:

(USD000s)	2006	2005	2004
Income subject to PRC	$1,662	$1,308	$1,923
Loss subject to Hong Kong	(8,053)	(4,451)	(3,629)
Loss subject to United States	(5,961)	(1,947)	(3,612)
Income (loss) before taxes	(12,352)	(5,090)	(5,318)
Less: income taxes	(63)	(55)	(106)
Net income available to common stockholders	$(12,415)	$(5,145)	$(5,424)

United States of America

For operations in the USA, the Company is subject to United States federal income tax at a rate of 34%. The Company has incurred net accumulated operating losses for income tax purposes and there is no provision for U.S. federal income tax for 2006, 2005 and 2004 due to the Company's loss position. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future because the Parent company is a holding company with foreign subsidiaries and does not generate income. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2006, 2005 and 2004.

The following table sets forth the significant components of the deferred tax assets for operation in the United States of America as of December 31, 2006, 2005 and 2004.

	2006	2005	2004
Deferred tax asset credit:
Federal	34%	34%	34%
State	6%	6%	6%
Valuation allowance	(40)%	(40)%	(40)%
	0%	0%	0%

Hong Kong

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong for each of the years ended December 31, 2006, 2005 and 2004. Provision for Hong Kong profits tax for 2006, 2005 and 2004 was approximately $63,000, $40,000 and $36,000.

PEOPLE'S REPUBLIC OF CHINA (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company's subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. Provision for PRC business tax expense for 2006 was $257,000 (reclassified to discontinued operations), 2005 was $15,000 ($217,000 reclassified to discontinued operations) and 2004 was $70,000.

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

LOAN DUE TO AND FROM RELATED PARTIES

As at the years ended December 31, 2006 and 2005, there was a total loan receivable of approximately $1,706,000 and $2,328,00 respectively due from related parties while the loan due to related party was $638,000 and $759,000.

As at the year ended December 31, 2005 the related party loans receivable included $769,000 due from Take 1, an affiliated company that is 20% owned by PacificNet Strategic Limited. The loans receivable from shareholders and directors of PacificNet’s subsidiaries comprised of $1,559,000 due from a shareholder of Smartim and Yueshen.

As at the year ended December 31, 2006, the related party loan receivables included $1,026,000 due from Take 1, an affiliated company that is 20% owned by PacificNet, $196,000 due from MOABC, an affiliated company that is 20% owned by PacificNet, and $384,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries is comprised of $256,000 due from a shareholder of Yueshen and $128,000 due from a director of Soluteck.

The terms of these related parties loan receivables and payables are summarized below:

LOAN TO TAKE 1

Take 1 is an affiliated company and is 20% owned by PacificNet as of December 31, 2006. A convertible loan of $1,026,000 and $769,000 respectively is outstanding from Take 1 as of December 31, 2006 and 2005. Conversion terms of the convertible loan provide PacificNet an option at any time during the Term to convert in part or in whole of the then outstanding loan principle up to $1,026,000 (or HKD $8,000,000) into shares of Take 1 to reach 51% ownership of Take 1. The loan was extended as a working capital loan to finance the expansion of Take 1's business in Europe and North America.

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

LOAN TO YUESHEN’S SHAREHOLDER

As at the year ended December 31, 2006, there was a loan outstanding of $256,000 receivable from the shareholder of Yueshen.  This loan is collateralized with 106,240 PacificNet shares owned by the shareholder of Yueshen. Further discussion of the outcome of our legal dispute with Yueshen is found under Part II of this 10Q document - Item1: Legal Proceedings.

As at the year ended December 31, 2005 there was an unsecured loan of $1,367,000 due from Ms. Li Yan-Kuan, shareholder of Yueshen.

LOAN TO SMARTIME’S SHAREHOLDER

As at the year ended December 31, 2005, there was $192,000 loan receivable due from the shareholder of PacificNet Smartime.

LOAN TO SOLUTECK’S DIRECTOR

As at the year ended December 31, 2006, there was a loan outstanding of $128,000 receivable from a director of Soluteck, due on December 14 for three consecutive years ending 2007. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN PAYABLE TO RELATED PARTY

As at the year ended December 31, 2006, a loan of $356,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purposes. The loan is due on August 4, 2010. Interest being charged per annum is at Hong Kong Prime lending rate, which was approximately 6.5% per annum in 2005 and 8% in 2006.

As at the year ended December 31, 2006, a loan of $282,000 was payable to a shareholder of Smartime. The loan was advanced to Smartime for working capital purposes.

As at the year ended December 31, 2005, a loan of $513,000 was payable to a shareholder of EPRO. The loan was advanced to Epro for working capital purpose expiring by August 4, 2010 at Hong Kong Prime lending rate approximately 6.5% interest per annum prevailing in the year 2005.

As at the year ended December 31, 2005, a loan of $246,000 was payable to a shareholder of Yueshen.

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

For the year ended December 31, 2006 (in thousands of US Dollars, except percentages)	Group 1. Outsourcing Service ($) Restated	Group 2. Telecom Value-Added Services ($) Restated	Group 3. Products (Telecom & Gaming) ($) Restated	Group 4. Other Business ($) Restated	Total ($) Restated
Revenues	14,146	1,555	23,385	3,652	42,738
(% of Total Revenues)	33%	4%	55%	9%	100%
Earnings / (Loss) from Operations	677	(44)	(1,054)	(5,889)	(6,310)
(% of Total Profit)	(11)%	1%	17%	96%	100%
Total Assets	8,365	2,747	12,673	18,244	36,535
(% of Total Assets)	23%	(8)%	35%	50%	100%
Goodwill	3,964	461	1,176		5,601
Geographic Area	HK,PRC	HK, PRC	HK,PRC,Macau	HK,PRC

For the year ended December 31, 2005 (in thousands of US Dollars, except percentages)	Group 1. Outsourcing Service ($) Restated	Group 2. Telecom Value-Added Services ($) Restated	Group 3. Products (Telecom & Gaming) ($) Restated	Group 4. Other Business ($) Restated	Total ($) Restated
Revenues	13,568	-	2,880	859	17,307
(% of Total Revenues)	78%	-	17%	5%	100%
Earnings / (Loss) from Operations	686	-	(106)	(6,188)	(5,608)
(% of Total Profit)	(12%)	-	2%	110%	100%
Total Assets	4,745	10,876	7,037	12,431	35,089
(% of Total Assets)	14%	31%	20%	35%	100%
Goodwill	3,964	-	-	-	3,964
Geographic Area	HK,PRC	HK, PRC	HK,PRC,Macau	HK,PRC

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

Product and service revenues classified by major geographic areas are as follows (in thousands of US Dollars):

For the year ended December 31, 2006	Hong Kong	PRC	Macau	United States	Total
Product revenues	$19,829	$5,755	$364	$-	$25,948
Service revenues	$13,527	$3,263	$-	$-	$16,790

For the year ended December 31, 2005	Hong Kong	PRC	Macau	United States	Total
Product revenues	$3,216	$-	$-	$-	$3,216
Service revenues	$10,413	$3,678	$-	$-	$14,091

14. DISCONTINUED OPERATIONS/ASSETS HELD FOR DISPOSITION

Financial Statements for the year ended December 31, 2003, 2004 & 2005 have been reclassified to account for the following discontinued operations and/or assets held for disposition.

1. Guangzhou Yueshen Taiyang Network Science and Technology Limited (“Yueshen”)

During the year ended December 31, 2004 the Company impaired its investment in Yueshen. As of December 31, 2006, the Company recorded disposal loss of $504,000.

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

The following is a summary of discontinued operations/ to be discontinued operations:

	Yueshen	ChinaGoHi	Linkhead	G3G	Clickcom	Total
Investment	$-	$4,475	$-	$-	$-	$4,475
Impairment of investment	-	(1,233)	-			(1,233)
Net earnings consolidated into PACT	-	175	-			175
Consideration received/receivable	-	3,947	-			3,947
Gain on disposal	-	530	-			530
Loss on disposal	(504)	-	-			(504)
Income/(loss) from discontinued operations	-	-	(1,089)	1,206	(4)	113
Net assets for disposal /to be sold	$-	$-	$1,142	$6,709	$813	$8,664

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

1)  SALE OF PACIFICNET TELECOM SOLUTIONS INC. ("PacTelso")

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

2)  SALE OF MOABC.com ("MOABC")

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

3)  SALE OF PACIFICNET SOLUTIONS LIMITED  ("PacSo")

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

4)  SALE OF PACIFICNET POWER LIMITED ("PacPower")

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

5)  SALE OF GUANGZHOU 3G (“GZ3G”)

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

6)  SALE OF CONVERTIBLE DEBENTURES BY OUR SUBSIDIARY PACIFICNET GAMES LIMITED

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

7)  SALE OF BEIJING LINKHEAD TECHNOLOGIES COMPANY LIMITED (“Linkhead”)

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

8) ACQUISITION OF GUANGDONG POLY BLUE EXPRESS COMMUNICATIONS CO.LTD. ("Guangdong Poly")

On Sep 5, 2007, we have entered into an agreement to acquire 51% equity interest in Guangdong Poly Blue Express Communications Co., Ltd. (Guangdong Poly). The acquisition is expected to enable PacificNet, through its operating subsidiaries in China, to participate in China's rapidly growing state-sponsored legalized gaming and electronic lottery operations. Guangdong Poly is a leading operator approved by China's Welfare Lottery Center to develop and operate real-time electronic paperless lottery services in China, in accordance to the rules and regulations set by China's Welfare Lottery Center. The Company expects this acquisition to be accretive to 2008 earnings.

According to the agreement, PacificNet Technology (Shenzhen) Limited and PacificNet Games Limited will acquire 34% and 17% of Guangdong Poly Blue Express Communications Co., Ltd, respectively.  The investment in Guangdong Poly is structured dependent on the achievement of certain profit milestones. The investment by PacificNet is subject to the successful completion of customary due diligence and final documentation. The financial terms of the deal were not disclosed.

9)  ADDDITIONAL ACQUISITION OF TAKE1 TECHNOLOGIES IN Q1 2007

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

10) PACIFICNET INC., V/S IROQUOIS MASTER FUND, LTD.

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

18. RESTATEMENT

On March 19, 2007 the predecessor auditor withdrew their opinion on our previously filed financial statements for the years ended December 31, 2005 and 2004 due to uncertainties around certain option grants during the said period.  Independent investigation in this connection commissioned by our Audit Committee resulted in extra stock-based compensation charges of approximately $0.3 million, $1.2 million and $0.1 million to each of the years ended December 31, 2005, 2004 and 2003, respectively.

In the course of the financial statements restatement for the year ended December 31, 2006, management has decreased total non-current assets by $1 million worth of goodwill as a result of the re-audit restatement to the ending goodwill balances as at December 31, 2005.  Further, management has also decreased total selling, general and administrative expenses by an aggregate of $6.3 million.  Said decrease comprises of extra goodwill impairment amounting to approximately $3.7 million and $2.6 million, respectively, already charged to the restated Selling, General and Administrative expenses for the years ended December 31, 2005 and 2004. An impairment of investment of $1.2 million was also recorded for the year ended December 31, 2006 for an entity disposed in 2006.

Below is the detailed effect of the restatement (In thousands of US Dollars):

	2006	2006	2005	2005
	As reported	As restated	As reported	As restated
Consolidated Balance Sheets:
ASSETS:
Current assets	$17,041	$17,041	$31,130	$28,784
Non-current assets	24,841	19,885	20,073	14,212
Total assets	$41,882	$36,926	$51,203	$42,996
LIABILITIES
Current liabilities	$17,376	$17,376	$10,620	$11,675
Non-current liabilities	2,704	2,704	84	84
Total liabilities	20,080	20,080	10,704	11,759
Minority interest	6,874	2,869	8,714	8,033
STOCKHOLDERS' EQUITY
Common stock	1	1	1	1
Treasury stock	(257)	(272)	(119)	(134)
Additional paid-in capital	63,124	65,757	57,690	61,979
Cumulative other comprehensive income (loss)	220	(42)	247	(15)
Accumulated deficit	(47,739)	(51,090)	(25,990)	(38,627)
Stock subscription receivable	(421)	(377)	(44)	-
TOTAL STOCKHOLDERS' EQUITY	14,928	13,977	31,785	23,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,882	$36,926	$51,203	$42,996

Consolidated Statements of Operations:
Net revenue	$42,738	$42,738	$44,341	$31,086
Cost of sales	(36,217)	(36,217)	(33,439)	(20,678)
Gross profit	6,521	6,521	10,902	10,408
Selling, General and Administrative expenses	(5,810)	(11,126)	(6,333)	(10,419)
Stock-based compensation expenses	(242)	(242)	-	(282)
Income/(loss) from operations	(13,988)	(7,533)	4,569	(4,333)
Income/(loss) before income taxes, minority interest and discontinued operations	(19,106)	(12,661)	5,645	(3,596)
Income/(loss) before discontinued operations	(18,999)	(12,554)	2,498	(5,145)
Net income available to common stockholders	$20,093	$(12,415)	$2,489	$(5,145)
Earnings/(loss) per common share:
Basic	$(1.78)	$(1.08)	$0.25	$(0.51)
Diluted	$(1.78)	$(1.08)	$0.23	$(0.51)
Shares used in computing earnings per share:
Basic	11,258,547	11,538,664	10,154,271	10,156,809
Diluted	11,964,587	11,538,664	10,701,211	10,156,809

Consolidated Statements of Cash Flows
Net income (loss)	$20,093	$(12,415)	$2,489	$(5,145)
Stock-based compensation	242	242	-	282
Net cash provided by (used in) operating activities	(8,885)	(8,580)	9,250	11,843
Net cash used in investing activities	(1,297)	(2,922)	(6,199)	(9,799)
Net cash provided by (used in) financing activities	8,638	9,943	24	(946)
Effect of exchange rate on cash & cash equivalent	(43)	(27)	(260)	7
NET INCREASE IN CASH AND CASH EQUIVALENTS	$(1,587)	$(1,586)	$2,815	$1,105