Form 10-Q
period 2007-09-30
PACIFICNET INC
filed 2007-11-27
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007, there were 11,984,072 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.

Form 10-Q for the Quarterly Period Ended September 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Consolidated Balance Sheets	3

	Unaudited Consolidated Statements of Operations	4

	Unaudited Consolidated Statements of Cash Flows	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)
ASSETS	September 30, 2007 (Unaudited)	December 31, 2006 (Audited) Restated
Current Assets:
Cash and cash equivalents	$4,889	$1,900
Restricted cash - pledged bank deposit	239	234
Accounts receivables	6,665	8,141
Inventories	553	201
Loan receivable from related parties	2,227	1,706
Loan receivable from third parties	2,260	128
Marketable equity securities - available for sale	1,059	558
Loans to employees	1,884	770
Other receivables, net	2,900	170
Other current assets	6,659	3,233
Total Current Assets	29,335	17,041

Property and equipment, net	5,794	4,711
Investments in affiliated companies and subsidiaries	353	1,257
Intangible assets, net	337	323
Goodwill	6,258	5,601
Other assets	76	471
Net assets held for disposition	810	7,522
TOTAL ASSETS	42,963	36,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$181	$855
Bank loans-current portion	768	576
Capital lease obligations - current portion	90	120
Accounts payable	2,166	1,266
Accrued expenses and other payables	2,950	1,828
Customer deposits	430	352
Loans payable to related party	681	638
Convertible debenture	6,218	8,945
Warrant liability	761	904
Liquidated damages liability	2,697	2,837
Total Current Liabilities	16,942	18,321

Long-term liabilities:
Bank loans - non current portion	2,051	1,635
Capital lease obligations - non current portion	62	124
Convertible Debenture- non current portion	4,908	-
Total long-term liabilities	7,021	1,759
Total liabilities	23,963	20,080

Minority interest in consolidated subsidiaries	4,032	2,869
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none
Common stock, par value $0.0001, Authorized 125,000,000 shares;
Issued and outstanding:
September 30, 2007: 14,557,041 shares issued, 11,984,072 outstanding
December 31, 2006: 14,155,597 issued, 11,538,664 outstanding	1	1
Treasury stock, at cost (2007 Q3: 2,572,969 shares, 2006: 2,616,933 shares)	(145)	(272)
Additional paid-in capital	67,409	65,757
Cumulative other comprehensive income (loss)	(84)	(42)
Accumulated deficit	(51,729)	(51,090)
Less: stock subscription receivable	(484)	(377)
Total Stockholders' Equity	14,968	13,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,963	$36,926

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except loss per share and share amounts)

	Three months ended September 30,				Nine months ended September 30,
	2007 Unaudited		2006 Unaudited Restated		2007 Unaudited		2006 Unaudited Restated
Net Revenues	$		$		$		$
Services		4,497		3,938		13,361		11,420
Product sales		5,305		6,587		14,729		20,912
Total Net Revenues		9,802		10,525		28,090		32,332

Cost of revenues
Services		3,441		3,076		9,626		8,203
Product sales		3,987		6,342		11,190		19,507
Total Cost of Revenues		7,428		9,418		20,816		27,710

Gross Profit		2,374		1,107		7,274		4,622

Selling, general and administrative expenses		2,030		1,580		5,395		4,067
Provision for doubtful accounts				312				310
Depreciation and amortization		207		145		595		303
Total Operating Expenses		2,237		1,725		5,990		4,370

INCOME(LOSS) FROM OPERATIONS		137		(618)		1,284		252
Other Income(Expenses):
Interest income （Expenses), net		(223)		(252)		(655)		(649)
Gains(Loss) in change in fair value of derivatives		62		1,004		143		1,212
Liquidated damages expense		-		(800)		-		(800)
Sundry income, net		245		9		291		77
Total Other Income (Expenses)		84		(39)		(221)		(160)

Income(Loss) before Income Taxes and Minority Interest		221		(657)		1,063		92
Provision for income taxes		46		(40)		-		(70)
Share of earnings of associated companies		(23)		80		(23)		129
Minority interests		(130)		(12)		(1,004)		(527)
		.
Income(Loss) from Continued Operations		114		(629)		36		(376)

Loss on disposal		(356)		-		(925)		-
Income from discontinued operations		22		(486)		250		980
Total discontinued operations income (loss)		(334)		(486)		(675)		980
Net Income (Loss)		(220)		(1,115)		(639)		604
Unrealized gain on marketable securities		114		-		114		-
Foreign exchange gain (loss)		(38)		-		(135)		-
Net Comprehensive Loss		$(144)		$(1,115)		$(660)		$604

Basic Earnings (Loss) per share-Continued Operations		$0.01		$(0.05)		$0.00		$(0.03)
Basic Earnings (Loss) per share-Discontinued Operations		$(0.03)		$(0.04)		$(0.06)		$0.05
Basic Earnings (Loss) per share		$(0.02)		$(0.09)		$(0.06)		$0.02

Diluted Earnings (Loss) per share-Continued Operations		$0.01		$(0.05)		$0.00		$(0.03)
Diluted Earnings (Loss) per share-Discontinued Operations		$(0.03)		$(0.04)		$(0.06)		$0.05
Diluted Earnings (Loss) per share		$(0.02)		$(0.09)		$(0.06)		$0.02

Weighted average number of shares-Basic		11,931,094		11,619,010		11,805,686		11,171,608
Weighted average number of shares-Diluted		12,027,315		11,619,010		11,858,870		11,171,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)
	For the Nine Month Periods Ended September 30,
	2005 (Unaudited)	2006 (Unaudited) (Restated)
Cash Flows from operating activities
Net income (loss)	$(639)	$604
Adjustment to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Equity earnings of associated companies	23	(129)
Provision for allowance for doubtful accounts	1,391	310
Minority Interest	1,004	527
Depreciation and amortization	595	303
Stock-based compensation	-	120
Change in fair value of derivatives	(143)	(1,212)
Amortization of interest discount	-	307
Liquidated damages expense	-	800
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(5,794)	(2,753)
Inventories	(352)	(119)
Accounts payable and other accrued expenses	945	(1,528)
Loans receivable from third parties	(2,132)	(1,091)
Net cash used in operating activities of continued operations	(5,102)	(3,861)
Net cash used in operating activities of discontinued operations	6,712	(8,283)
Net cash provided by (used in) operating activities	1,610	(12,144)

Cash flows from investing activities
(Increase) / Decrease in restricted cash	(5)	2
Increase in purchase of marketable securities	(501)	13
Acquisition of property and equipment	(828)	(1,713)
Acquisition of subsidiaries and affiliated companies	-	(419)
Net cash used in investing activities of continued operations	(1,334)	(2,117)
Net cash used in investing activities of discontinued operations	925	-
Net cash used in investing activities	(409)	(2,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable to related party	43	(265)
Loans receivable from related party	(521)	(889)
Advances (repayments) under bank line of credit	(674)	22
Advances (repayments) of bank loans	608	1,152
Increase (repayments) of amount borrowed under capital lease obligations	(92)	77
Sale (Repurchase) of treasury shares	127	(124)
Proceeds from exercise of stock options and warrants	96	174
Repayment of convertible debenture	(3,672)	-
Net proceeds from issuance of convertible debenture	5,853	7,500
Net cash provided by financing activities of continued operations	1,768	7,647
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	1,768	7,647
Effect of exchange rate change on cash and cash equivalents	20	282

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,989	(6,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,900	9,579
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,889	$3,247

CASH PAID FOR:
Interest	$385	$744
Income taxes	$-	$502

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired under banking loan	$-	$1,082
Options exercised for shares receivable	$484	$434
Investments in subsidiaries acquired through the issuance of common stock	$-	$3,578
Redemption of convertible debenture	$1,091	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $52 million and $51.1 million as of September 30, 2007 and December 31, 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 30, 2007, the Company entered into a sale and purchase agreement to dispose of its interest in Guangzhou3G for a consideration of US$6 million. The deal was subsequently reopened for renegotiation in November 2007 (See note 12).

On May 15 & 20, 2007, the Company entered into various definitive agreements to reduce its equity interests in certain unprofitable subsidiaries to 15%, namely: Linkhead, Clickcom, PacTelso, PacSo and PacPower (See note 12).

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their third quarter 2007 financial statements.

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

3. EARNINGS PER SHARE

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for the period ended September 30, 2007 exclude the potential dilutive effect of 889,456 warrants because their impact would be anti-dilutive based on current market prices. 472,728 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)	2007	2006	2007	2006

Numerator: Net Income (Loss)	$(220)	$(1,115)	$(639)	$604
Denominator:
Weighted-average shares used to compute basic EPS	11,931,094	11,619,010	11,805,686	11,171,608
Weighted-average shares used to compute diluted EPS	12,027,315	11,619,010	11,858,870	11,171,608
Basic earnings (loss) per common share:	$(0.02)	$(0.09)	$(0.06)	$0.02
Diluted earnings (loss) per common share:	$(0.02)	$(0.09)	$(0.06)	$0.02

4. OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2007 (in thousands):

Other current assets	September 30, 2007	December 31, 2006
	Unaudited	Audited Restated
Prepayment	$832	$1,048
Utilities deposit	396	1,292
Receivable from Lion Zone Holdings Ltd & HeySpace (1)	5,260	485
Prepaid expenses	171	408
Total	$6,659	$3,233

(1)  As of September 30, 2007 receivable from Lion Zone is $132,000 and From HeySpace is $5,128,000

5. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Gaming and Technology)	Total (Unaudited)
Balance as of December 31, 2006	$3,964	$461	$1,176	$5,601
Goodwill acquired during the first quarter	-	-	657	657
Balance as of September 30, 2007	$3,964	$461	$1,833	$6,258

The Company acquired additional 31% interest in Take 1 Technology Ltd on January 5, 2007 and recorded additional goodwill amounting to $657,000. Prior to acquisition of additional interest, the Company owned 20% interest in Take 1 Technology Ltd (See note 13).

6. ACCRUED EXPENSES & OTHER PAYABLES

Accrued expenses and other payables comprises of the following as of September 30, 2007 and December 31, 2006.

(in thousands of US Dollars):	2007 Unaudited	2006 Audited Restated
Professional fee	$1,534	$321
Director fee	233	100
Salaries and benefit payable	281	792
Marketing expense	838	389
Income tax payable	7	-
Others	57	226
Total	$2,950	$1,828

7. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the nine months period ended September 30, 2007, the Company had the following equity transactions: (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March, such shares are valued at $1,090,914; (ii) 41,426 treasury shares were sold to the open market with total consideration $127,000; (iii) 202,000 shares as a results of exercise of stock options with cash consideration of $406,000.  As of September 30, 2007, the Company received $196,000 from exercise of stock options.

b) STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the nine months ended September 30, 2007, no new options were granted and no options were vested, thus the compensation costs is zero. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R.

The status of the Stock Option Plan as of September 30, 2007, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	--	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING, MARCH 31, 2007	370,500	$2.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING, JUNE 30, 2007	370,500	$2.00
Granted	788,000	$4.31
Cancelled	168,500	$2.00
Expired without exercising	68,500	$2.00
Exercised	202,000	$2.00
OUTSTANDING, SEPTEMBER 30, 2007	788,000	$4.31

Following is a summary of the status of options outstanding at September 30, 2007:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2007-8-13	788,000	$441,280	5.86	$4.31	-	$4.31

The 788,000 outstanding options, which were granted on August 11, 2007, will be vested from August 8, 2008 with a 5% per quarter vesting schedule, and the corresponding compensation costs will be recorded within the vesting period. The weighted-average fair value of such options was $2.75.The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.51%
Expected life of the options	5.86 years
Expected volatility	67.44%
Expected dividend yield	0%

788,000 options were granted and 202,000 were exercised during the nine month period ended September 30, 2007. No options were vested during the nine month period ended September 30, 2007.

c) WARRANTS

At September 30, 2007, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 2.59 years and the weighted average exercise price per share is $10.61 per share.

 Following is a summary of the warrant activity:

	Warrants outstanding	WEIGHTED AVERAGE EXERCISE PRICE	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2005	591,138	$9.5	$-
Granted	416,000	-
Forfeited	-	-
Exercised	-	-
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
OUTSTANDING, MARCH 31, 2007	1,007,138	$10.61	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
OUTSTANDING, JUNE 30, 2007	1,007,138	$10.61	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
OUTSTANDING, SEPTEMBER 30, 2007	1,007,138	$10.61	$-

 Following is a summary of the status of warrants outstanding at September 30, 2007:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	1.29	$7.15	123,456	$7.15
2004-11-15	117,682	2.13	$3.89	117,682	$3.89
2004-12-9	350,000	2.19	$12.21	350,000	$12.21
2006-3-13	416,000	3.45	$12.20	416,000	$12.20

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

No warrants were granted, cancelled and exercised during the nine months period ended September 30, 2007.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarterly ended September 30 of 2007:

	Number of shares	Mark
Escrow shares returned to treasury on	800,000
Repurchase in the open market	40,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	529,848	(1)
Termination with ChinaGoHi	825,000
Incomplete acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Balance, September 30, 2007	2,572,969
Shares outstanding at September 30, 2007	11,984,072
Shares issued at September 30, 2007	14,557,041

(1) Includes shares related to Clickcom 78,000, Guangzhou (Wanrong) 138,348, IMobile 153,500 and Games 160,000

From January 24, 2007 to January 30, 2007, we sold 41,426 treasury shares to the open market for total consideration of $127,000.

8. CONVERTIBLE DEBENTURES

8.1 Eight Million Convertible Debentures

On March 13, 2006, we completed a private placement in which we sold $8,000,000 in convertible debentures and issued warrants to purchase up to an aggregate of 400,000 shares of common stock. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain dilutive events. The debentures are due March 13, 2009. The warrants are exercisable for a period of five years at an exercise price of $12.20 per share. At the closing of the private placement, we prepaid the first year's interest on debentures equal to 5% of the aggregate principal amount of debentures. We will pay interest in cash or shares, provided that certain conditions are met, at the rate of 6% for the second year the debentures are outstanding and then 7% for the third. Beginning January 1, 2007, we are obligated to redeem up to $320,000 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We also have the option to prepay the debentures at any time, provided that certain conditions have been met, after the 12 month anniversary of the effective date of the registration statement that has been filed with the Securities and Exchange Commission with respect to the common stock issuable upon conversion of the debentures, some or all of the outstanding debentures for cash in an amount equal to 120% of the principal amount outstanding, plus accrued, but unpaid interest, liquidated damages and penalties outstanding. At any time after the nine months anniversary of the effective date of the registration statement, we may force the holders to convert up to 50% of the then outstanding principal amount of the debentures, subject to certain trading conditions being met. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages and penalties, which shall become immediately due and payable.

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

In February 2007, upon reaching an agreement on the amount and payment of accrued liquidated damages, the Company signed a Settlement and Release Agreement with each of the investors. Under the terms of the Settlement and Release Agreements, the Company paid an aggregate $140,000 in cash as satisfaction in full of liquidated damages owed to Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. Partial liquidated damages owed to Whalehaven Capital Fund Ltd. were paid in the amount of $35,000 in cash, with the remaining liquidated damages in the amount of $105,000 paid in the form of a new convertible debenture due February 2009, on substantially the same terms as the original debentures, except that interest only is paid on the new debentures until October 2008 and beginning in November 2008 until February 2009, when the new debentures are due, the monthly redemption amount under the new debentures shall be equal to $315,000. The remaining investors also agreed to accept the aggregate $840,000 in liquidated damages owed to them in the form of the new convertible debentures for the amount of their respective portion of the liquidated damages. The Company also agreed to amend the original debentures to shorten the term for payment of the original principal amount to a 22 month term. As a result the monthly redemption amount for the original debenture increased from $320,000 to $ 363,638. All other terms and conditions of the original debenture remain in full force and effect. The outstanding original principal amount as at September 30, 2007 is $6,217,718.

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

The gross proceeds of $8,000,000 are recorded as a current debenture liability. In addition, fair values attributed to the Investors’ warrants in accordance with EITF issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” are recorded as liabilities. The initial value related to the Investors’ warrants is $690,642. An aggregate gain of $61,954 and $142,718 representing the change in fair value of warrants recognized during the three and nine months ended September 30, 2007, respectively.

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

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	September 30, 2007 (unaudited)
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of September 30, 2007.

Following is the summary of convertible debenture:

($,000)	$8 million convertible debenture	$945,000 convertible debenture	Total (unaudited)
Balance December 31, 2006	$8,000	$945	$8,945
Principal payment:
Redemption through shares	1,091	-	1,091
Cash payment	1,636	-	1,636
Balance September 30, 2007	$5,273	$945	$6,218

The Company issued 199,444 shares to redeem $1,090,909 of convertible note as of September 30, 2007.

8.2 Five Million Convertible Note

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

In connection with the issuance of the note, PacGames incurred issuance costs of $204,121, which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note. Interest accrual as of September 30, 2007 amounted to $212,603.

Following is the summary of convertible debenture:

($,000)/(unaudited)
Convertible debenture	$5000
Accrued interest	218
Unamortized financing cost	(310)
Balance September 30, 2007	$4,908

9. SEGMENT INFORMATION

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

(2) Telecom Value-Added Services (VAS) - primarily involves machine voice services such as Interactive Voice Response, SMS and related VAS, which are conducted through our subsidiaries such as AD, Wanrong, ChinaGoHi (discontinued), Linkhead (discontinued), Clickcom (discontinued) and Guangzhou 3G/Sunroom (discontinued). For example, Linkhead is a master reseller of NMS hardware and software platforms in China, and its voice cards are used as an integral part of voice hardware using CPCI industry control machines, and also by Media Servers to support access from PSTN and VoIP, Softswitch and 3G networks.

(3) Product (Telecom & Gaming) Services Group - involves communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited, iMobile, Allink, Poly, Take1 and PacificNet Games. PacificNet Games Limited (PacGames) is a leading developer of Asian electronic gaming machines, multi-player electronic gaming technology solutions and gaming related maintenance, IT, and distribution services for the leading hotel and casino operators based in the Macau and other Asian gaming markets.

(4) Other Business - other administrative, financial and investment services and non-core businesses such as PacificNet Power Limited (PacPower), Pacific Financial Services Limited, etc.

The Company's reportable segments are operating units, which represent the operations of the Company's significant business operations. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes the Company's other insignificant services and corporate related items, and, as it relates to segment earnings / (loss), income and expense not allocated to reportable segments.

	Group 1.	Group 2.	Group 3.	Group 4.	Total
For The Three Months Ended September 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	(unaudited)
	($)	($)	($)	($)	($)
Net Revenues	3,971	470	5,305	56	9,802
(% of Total Revenues)	41%	5%	54%	1%	100%
Income / (Loss) from Operations	189	444	201	(697)	137
(% of Total Income)	138%	324%	147%	(509)%	100%
Total Assets	8,090	9,029	19,178	6,667	42,963
(% of Total Assets)	19%	21%	45%	16%	100%
Goodwill	3,964	461	1,833	-	6,258
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

	Group 1.	Group 2.	Group 3.	Group 4.	Total
For The Three Months Ended September 30, 2006	Outsourcing Services	Telecom Value- Added Services	Products (Telecom & Gaming)	Other Business	(unaudited)
	($)	($)	($)	($)	($)
Net Revenues	3,733	40	6,411	341	10,525
(% of Total Revenues)	35%		61%	3%	100%
Income / (Loss) from Operations	188	1	(191)	(616)	(618)
(% of Total Income)	(30)%	1%	31%	100%	100%
Total Assets	9,159	19,011	12,813	22,954	63,937
(% of Total Assets)	14%	30%	20%	36%	100%
Goodwill	3,936	12,920	1,529		18,385
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

	Group 1.	Group 2.	Group 3.	Group 4.	Total
For The Nine Months Ended September 30, 2007	Outsourcing Services	Telecom Value- Added Services	Products (Telecom & Gaming)	Other Business	(unaudited)
	($)	($)	($)	($)	($)
Net Revenues	11,700	1,429	14,729	232	28,090
(% of Total Revenues)	42%	5%	52%	1%	100%
Income / (Loss) from Operations	830	793	1,824	(2,163)	1,284
(% of Total Income)	65%	62%	142%	(168)%	100%
Total Assets	8,090	9,029	19,178	6,667	42,963
(% of Total Assets)	19%	21%	45%	16%	100%
Goodwill	3,964	461	1,833	-	6,258
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

	Group 1.	Group 2.	Group 3.	Group 4.	Total
For The Nine Months Ended September 30, 2006	Outsourcing Services	Telecom Value- Added Services	Products (Telecom & Gaming)	Other Business	(unaudited)
	($)	($)	($)	($)	($)
Net Revenues	10,312	106	18,262	3,652	32,332
(% of Total Revenues)	32%		56%	11%	100%
Income / (Loss) from Operations	734	4	98	(584)	252
(% of Total Income)	291%	2%	39%	(232%)	100%
Total Assets	9,159	19,011	12,813	22,954	63,937
(% of Total Assets)	14%	30%	20%	36%	100%
Goodwill	3,936	12,920	1,529		18,385
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

Product and service revenues classified by major geographic areas are as follows (in US$):

For the three months ended September 30, 2007	Hong Kong, Macau	PRC	United States	Total (unaudited)
Product revenues	2,731	2,574	--	5,305
Service revenues	3,609	888	--	4,497

For the three months ended September 30, 2006	Hong Kong, Macau	PRC	United States	Total (unaudited)
Product revenues	3,435	503	--	3,938
Service revenues	5,261	1,326	--	6,587

For the nine months ended September 30, 2007	Hong Kong, Macau	PRC	United States	Total (unaudited)
Product revenues	9,221	5,508	--	14,729
Service revenues	10,471	2,890	--	13,361

For the nine months ended September 30, 2006	Hong Kong, Macau	PRC	United States	Total (unaudited)
Product revenues	17,355	3,557	--	20,912
Service revenues	9,970	1,450	--	11,420

10. RELATED PARTY TRANSACTIONS

LOAN DUE FROM RELATED PARTIES

At September 30, 2007, there was a total loan receivable of approximately $2,227,000 due from related parties. Included in which were $845,000 due from PACT Power, $150,000 due from PACT Solutions, $604,000 due from PACT Linkhead and $628,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of those subsidiaries. The amounts due from shareholders and directors of subsidiaries are comprised of $449,000 due from a shareholder of Yueshen, $64,000 due from a director of Smartime and $115,000 from a director of PACT Communications. Terms of these related parties loan receivables and payables are summarized below:

LOAN TO POWER

PacPower is an affiliated company, 15% owned by PacificNet, as of September 30, 2007. A convertible loan of $845,000 is outstanding from PacPower. The maturity date of loan was September 9, 2007. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO SOLUTION

PacSo is an affiliated company, 15% owned by PacificNet, as of September 30, 2007. A convertible loan of $150,000 is outstanding from PacSo. The maturity date of loan was January 6，2007. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of September 30, 2007. A convertible loan of $604,000 is outstanding from Linkhead. The maturity date of loan is January 1, 2008.

LOAN TO YUESHEN’S SHAREHOLDER

As of September 30, 2007, there was a loan outstanding of $449,000 receivable from the shareholder of Yueshen. This loan is secured by 106,240 PacificNet shares. The maturity date of loan was February 16，2006. The loan is currently due on demand and non-interest bearing.

LOAN TO SOLUTECK’S DIRECTOR

As of September 30, 2007, there was a loan outstanding of $64,000 receivable from a director of Soluteck, due on January 17 for three consecutive years ending 2008. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN TO COMMUNICATIONS' DIRECTOR

As of September 30, 2007, there was a loan outstanding of $115,000 receivable from a director of Communications, due on August 31, 2007. The interest rate for the loan is 10% per annum plus 1% penalty interest per month in case of delinquency. The loan is secured by 30,000 PacificNet shares. The loan is currently in default.

LOAN DUE TO RELATED PARTIES

As of September 30, 2007, there was an outstanding loan payable of $681,000 due to related parties. Included in which was a loan payable of $187,000 to a shareholder of EPRO. The loan was advanced to Epro by a shareholder of EPRO on behalf of the Company for working capital purposes. The loan is due on August 4, 2010. Interest is charged at Hong Kong prime lending rate.

As of September 30, 2007, a loan of $201,000 was payable to a shareholder of Yueshen. The loan was advanced to Yueshen by a shareholder of Yueshen on behalf of the Company for working capital purposes.

MOABC is an affiliated company, 15% owned by PacificNet. As of September 30, 2007, there was an outstanding balance of $293,000 due to MOABC. The loan is unsecured, non-interest bearing and due on demand.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2007 Q3 amounted to $562,000 (2006 Q3: $332,000). Future minimum lease payments under non-cancelable operating leases are $603,000 for the period from October 2007 to September 2008, and $155,000 for the period from October 2008 to September 2011, respectively.

RESTRICTED CASH - Term deposit of $239,000 has been pledged to certain financial institutions for bank line overdraft protection of Epro.

BANK LINE OF CREDIT - As of September 30, 2007, the Company’s outstanding bank line of credit were as follows:

(i)
Epro has an overdraft banking facility of up to $50,000 with certain banking institutions, which is secured by a pledge of its fixed deposits of $239,000. Interest is charged at Hong Kong Prime Rate and payable at the end of each calendar month or the date of settlement, whichever is earlier.

(ii)	Smartime has an overdraft banking facility of up to $131,000 with a Hong Kong banking institution. This overdraft facility is secured by a personal deposit account of a director of Smartime.

BANK LOANS- Bank loans represent the following at September 30, 2007:

	September 30, 2007 Unaudited	December 31, 2006 Audited Restated
Secured [1]	$757	$1,668
Unsecured	2,062	543
Less: current portion	768	576
Non current portion	$2,051	$1,635

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; third legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $239,000 (2006: $234,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows:

(US$000s)	October 2007 to September 2008	October 2008 to September 2009	October 2009 to September 2010	October 2010 to September 2011	October 2011 to September 2012	Thereafter	TOTAL (unaudited)
Beijing PACT office mortgage (1)	54	57	60	64	67	746	1,048
Shenzhen PACT office mortgage (2)	23	25	26	28	29	635	766
Sub-total	77	82	86	92	96	1,381	1,814

Bank loan of Epro (3)	443	298	16	-	-	-	757
AR factoring loans (3)	248	-	-	-	-	-	248
Sub-total	691	298	16	-	-	-	1,005

TOTAL	768	380	102	92	96	1,381	2,819

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

CAPITAL LEASE OBLIGATIONS - The Company leases various equipments under capital leases expiring in 2009. Aggregate minimum future lease payments under capital leases for each of the next two years are as follows: 2008: $90,000, 2009: $62,000, and thereafter: none.

Aggregate future lease payments (unaudited)
2008	$90,000
2009	$62,000
Total	$152,000
Current portion	$90,000
Non-current portion	$62,000

12. NET ASSETS HELD FOR DISPOSITION

Sale of Interest in Linkhead Technology Bejing Limited. ("Linkhead")

On May 20, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in Linkhead, a PRC limited liability corporation engaged in the business of resaling of NMS hardware and software platforms in China, to Mr. Mu Yingliang, a resident of People’s Republic of China. Consideration for the 36% interest of Linkhead was RMB10,000 (or US$1,295), to be paid within 90 days after signing of the agreement. The Company’s interest in Linkhead decreased from 51% to 15% after the transaction.  Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

Sale of Interest in PacificNet Telecom Solution Inc. ("PacTelso")

On May 20, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PacTelso, an intermediate holding company registered under the laws of British Virgin Islands, to Mr. Mu Yingliang, a resident of People’s Republic of China. Consideration for the 36% interest of PacTelso was RMB10,000 (or US$1,295), to be paid within 90 days after signing of the agreement The Company’s interest in PacTelso decreased from 51% to 15% after the transaction. Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

Sale of Interest in PacificNet Solutions Limited. ("PacSo")

On May 18, 2007, the Company entered into a definitive agreement to sell its 45% equity interest in PacSo, a company registered under the laws of Hong Kong SAR, China and engaged in systems integration, software application, and e-business solutions services, to Mr. Alex Au, a resident of Hong Kong SAR, China. Consideration for the 45% interest of PacSo was HK$4,500 (or US$583), to be paid within 90 days after signing of the agreement. The Company’s interest in PacSo decreased from 60% to 15% after the transaction. Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

Sale of Interest in PacificNet Power Limited ("PacPower")

On May 18, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PacPower, a company registered under the laws of Hong Kong SAR, China and engaged in air-conditioning contracting and consulting businesses, to Mr. Alex Au, a resident of Hong Kong SAR, China. Consideration for the 36% interest of PacPower was HK$3,600 (or US$466), to be paid within 90 days after signing of the agreement. The Company’s interest in PacPower decreased from 51% to 15% after the transaction.  Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

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

Sale of Interest in PacificNet Clickcom Limited ("Clickcom")

On May 15, 2007, the Company entered into a definitive agreement to sell its 36% entire interest in PacificNet Clickcom Limited. ("Clickcom"), a leading Value-Added Services (VAS) company in China, to Mr. Ou Zhenbin, a Chinese residence. Consideration for the 36% interest of Clickcom was RMB10,000 to be paid in cash within 90 days after the agreement signing.  The Company’s interest in Clickcom decreased from 51% to 15% after the transaction.  On November 22, 2007, the said agreement was revoked by the Seller as a result of non-payment by the Buyer, Mr. Ou. The Company’s plan to dispose of its interest in Clickcom remained unchanged and continued as held for disposal as of September 30, 2007. Since the S&P agreements was terminated in the subsequent period proforma information is presented as if the Clickcom is held for disposal as of September 30, 2007 (See note 17)

Sale of Interest in Guangzhou 3G Information Technology Co., Ltd. ("Guangzhou 3G")

On April 30, 2007, the Company entered into a definitive agreement to sell its 51% entire interest in Guangzhou 3G Information Technology Co., Ltd. ("Guangzhou 3G"), a leading provider of Customer Relationship Management (CRM), mobile internet, e-commerce and gaming technology in China, Consideration for the 51% interest of Guangzhou 3G was US$6 million, to be paid in cash in 5 installments over 7 months after the agreement signing.  The Company acquired 51% controlling interest in Guangzhou 3G in March of 2005 for US$5.5 million consideration which was paid partially in cash and mostly in PACT stock. The Company’s interest in Guangzhou 3G decreased from 51% to 0% after the transaction. Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the second quarter of 2007.

Information relating to the operations of the subsidiaries up to the periods of disposal during the nine month period ended September 30, 2007 is as follows:

(In US$ thousands)	Linkhead	Clickcom	Power	PacTelso	Solutions	MOABC	3G	Total (unaudited)
Income (loss) from discontinued operations	(8)	(3)	-	-	-	-	262	250
Gain (loss) from discontinued operations	(300)	-	340	1	(0)	5	(971)	(925)
Net assets held for disposition (remaining interest)		810	-	-	-	-	-	810

13. ACQUISITION

TAKE 1 TECHNOLOGIES GROUP LIMITED

On January 05, 2007, we entered into an agreement for PacificNet to exercise the option to acquire an additional 31% interest in Take 1. The completion date for the new Securities Subscription Agreement was January 05, 2007, with a contingent consideration of $965,505 (to be paid entirely with shares of PacificNet: 149,459 PACT Shares, valued at $6.46 per share). As a result, PacificNet has become the majority and controlling shareholder of Take1 with our ownership percentage increasing from 20% to 51%.

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

Summarized below were the assets acquired and liabilities assumed for Take 1 in the acquisition:

Estimated fair values/(unaudited):
Current Assets	$106,422
Intangible asset	64,665
Total Assets Acquired	171,087
Liabilities assumed	(728,156)
Net assets acquired	(557,069)
Investment on equity method	385,604
Loss from Investment	(285,260)
Goodwill	$657,413

At September 30, 2007, goodwill of $657,413 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill is reported under reportable segment for Products (Telecom & Gaming).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Take 1 acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Take 1. Accordingly, the operating results of Take 1 have been consolidated with those of the Company starting January 05, 2007. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax loss of US$640,000 for the nine months ended September 30, 2007 is available. Accordingly, the contingent consideration of 120,000 shares has not been reflected in the consolidated financial statements of the Company as of September 30, 2007.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE QUARTER ENDED September 30, 2007 AND 2006

The following is an un-audited pro forma consolidated financial information for the nine month ended September 30, 2006 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2006 and 2007, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2006 and 2007, respectively, and may not be indicative of future operating results.

(un-audited and in thousands of U.S. dollars)	Nine months ended September 30
	2007	2006
Revenue	28,090	33,568
Operating income	1,284	(1,260)
Net profit	$(639)	$503
Earnings per share – basic	$(0.05)	$0.05
Earnings per share – diluted	$(0.05)	$0.05

Accordingly, PacificNet included the financial results of Take 1 in its consolidated 2007 financial results from January 5, 2007 through September 30, 2007.

14. INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies are consisted of the following as of September 30, 2007:

(US$ thousands)/(unaudited)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:	AMOUNT	DESCRIPTION
Glad Smart	$30	15% ownership interest
MOABC	$(14)	15% ownership interest
Community Media Co.	$4	5% ownership interest
Solutions	–	15% ownership interest (1)
Linkhead	$333	15% ownership interest
Power	–	15% ownership interest (1)
Total	$353

(1)  Amounts less than one thousand dollars are excluded.

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

PacificNet Power however received some correspondences and complaints from the Employer about the poor and/ or sub-standard works done by JCHKL. PacificNet Power, after separate investigation, discovered the poor workmanship and sub-standard works done by JCHKL. Accordingly, the Employer and/ or their representatives have delayed the monthly installments payment to PacificNet Power.

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

3. Lawsuit between PacificNet Inc. and HLB Hodgson Impey Cheng (HLB or Defendant), a firm of Chartered Accountants and Certified Public Accountants in Hong Kong

On September 20, 2007, PacificNet Inc. filed a claim against its former auditors HLB Hodgson Impey Cheng (HLB), a firm of Chartered Accountants and Certified Public Accountants, in the High Court of the Hong Kong Special Administrative Region seeking refund of the professional fees, compensation of professional fees and expenses for Company to engage and deploy new auditors to take over the incomplete audit works from the Defendant and returning and/or providing all relevant accounting records, vouchers, audit program and working papers retained by the Defendant and losses and damages incurred.

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

17. SUBSEQUENT EVENTS

Revocation of Sale & Purchase Agreement of PacificNet Clickcom Limited ("Clickcom")

On May 15, 2007, the Company entered into a definitive agreement to sell its 36% entire interest in PacificNet Clickcom Limited. ("Clickcom"), a leading Value-Added Services (VAS) company in China, to Mr. Ou Zhenbin, a Chinese residence. Consideration for the 36% interest of Clickcom was RMB10,000 to be paid in cash within 90 days after the agreement signing.  The Company’s interest in Clickcom decreased from 51% to 15% after the transaction.  On November 22, 2007, the said agreement was revoked by the Seller as a result of non-payment by the Buyer.

Following is the unaudited proforma consolidated financial information as if the Guangzhou 3G was not disposed of as of May 15, 2007 and held for disposal as of September 30, 2007.

(un-audited and in thousands of U.S. dollars)	Nine months ended September 30
	2007	2006
Income (loss) from continued operations	17	(111)
Income (loss) from discontinued operations	250	980
Net income (loss)	(645)	394
Earnings per share – basic	(0.05)	0.04
Earnings per share – diluted	(0.05)	0.04

Acquisition Of Guangdong Poly Blue Express Communications Co.Ltd (Guangdong Poly)

On September 5, 2007, the company entered into an agreement to acquire (subject to meeting of certain conditions) an aggregate of 51% equity interest in Guangdong Poly Blue Express Communications Co., Ltd. (Guangdong Poly).  Guangdong Poly is a leading operator approved by China's Welfare Lottery Center to develop and operate real-time electronic paperless lottery services in China, in accordance to the rules and regulations set by China's Welfare Lottery Center. Total consideration payable for the purchase of Guangdong Poly was US$2 million, in which US$1 million payable in PACT restricted shares and US$1 million payable in cash.

Due to outstanding closing conditions, the acquisition was not closed until October 25, 2007.

IROQUOIS MASTER FUND, LTD. vs. PACIFICNET INC.

On October 3, 2007 Iroquois Master Fund, Ltd. filed a complaint in the Supreme Court of the State of New York against PacificNet Inc., claiming that the Company is in default for failure to pay principal and interest under the Amended and Restated Convertible Debenture due March 2009 (the Amended Debenture”) in the principal amount of $3,000,000 and interest on the Convertible Debenture due February 2009 (the “New Debenture”) in the principal amount of $420,000.

As of October 2, 2007, Iroquois claims that the outstanding principal amount of the Amended Debenture was$2,045,452, and accrued but unpaid interest amount was $30,682.  Iroquois claims that, as of October 2, 2007, the  mandatory default amount, as calculated under the terms of the Amended Debenture  due and owing  is $2,698,974.

As of October 2, 2007, Iroquois claims that the  outstanding principal amount of the New Debenture was $420,000,and accrued but unpaid interest amount was $6,300.

Iroquois claims that, as of October 2, 2007, the  mandatory default amount, as calculated under the terms of the New Debenture, due and owing is $554,190.

As of the date of the complaint, Iroquois Master Fund, Ltd. was seeking damages of $3,253,163.80 in the aggregate, together with any accrued but unpaid interest through the date of judgment.  Iroquois Master Fund, Ltd. also demanded for the reimbursement of its attorney fees and other costs and expenses incurred together with costs and disbursements of this action and such other and further relief as to the court seems just and proper.

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

NATURE OF BUSINESS

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and nine months ended September 30, 2007 amounted to $9,802,000 and $28,090,000, a year-over-year decline of 7% and 13% as compared to $10,525,000 and $32,332,000 for the same periods of prior year, respectively. The year-over-year decrease in revenues was mainly due to contraction of the Company’s low margin Mobile phone wholesaling businesses in Greater China. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

For The Three Months Ended September 30, 2007	Group 1	Group 2.	Group 3	Group 4	TOTAL
	Outsourcing	Telecom Value-Added	Products	Other
In thousands of US Dollars	Services	Services	(Telecom & Gaming)	Business
	($)	($)	($)	($)	($)
Revenues	3,971	470	5,305	56	9,802
Earnings / (Loss) from Operations	189	444	201	(697)	137

For The Three Months Ended September 30, 2006	Group 1	Group 2.	Group 3	Group 4	TOTAL
	Outsourcing	Telecom Value-Added	Products	Other
In thousands of US Dollars	Services	Services	(Telecom & Gaming)	Business
	($)	($)	($)	($)	($)
Revenues	3,733	40	6,411	341	10,525
Earnings / (Loss) from Operations	188	1	(191)	(616)	(618)

For The Nine Months Ended September 30, 2007	Group 1	Group 2.	Group 3	Group 4	TOTAL
	Outsourcing	Telecom Value-Added	Products	Other
In thousands of US Dollars	Services	Services	(Telecom & Gaming)	Business
	($)	($)	($)	($)	($)
Revenues	6,937	9,243	11,700	210	28,090
Earnings / (Loss) from Operations	830	793	1,824	(2,163)	1,284

For The Nine Months Ended September 30, 2006	Group 1	Group 2.	Group 3	Group 4	TOTAL
	Outsourcing	Telecom Value-Added	Products	Other
In thousands of US Dollars	Services	Services	(Telecom & Gaming)	Business
	($)	($)	($)	($)	($)
Revenues	10,312	106	18,262	3,758	32,332
Earnings / (Loss) from Operations	734	4	98	(584)	252

(1)
Outsourcing services: Revenues for the three and nine months ended September 30, 2007 were $3,971,000 and $11,700,000, representing a year-over-year increase of 6% and 13% as compared to $3,733,000 and $10,312,000 for the same periods of last year.  The increase was mainly derived from the inbound service, in-sourcing operations and telemarketing management, from which the sales revenues amounted to $635,000, $1,136,000 and $651,000 for the third quarter of this year, a quarter-over-quarter increase of 32%, 2% and 43%, respectively as compared to the same period of prior year.  On the other hand, sales revenues from software business decreased to $518,000, a decrease of 24% as compared to $667,000 for the same period of prior year. Revenue from outsourcing services accounted for 41% of the Company's total revenues for the third quarter of FY2007.

(2)
Telecom Value-added Services (VAS): Revenues for the three and nine months ended September 30, 2007 was $470,000 and $1,429,000 respectively, a significant year-over-year increase of 1,075% and 1,248% as compared to $40,000 and $106,000 for the same periods of last year. The increase was mainly due to the sales revenues from WAP based mobile phone games and traditional SP businesses, which accounted for 77% of the Company's total VAS revenues for the third quarter of FY2007.

(3)
Products (Telecom & Gaming): Revenues for the three and nine months ended September 30, 2007 were $5,326,000, and $14,751,000, representing a year-over-year decrease of 17% and 19% as compared to $6,411,000 and $18,262,000 for the same periods of 2006, respectively. Decrease in Products revenues, which accounted for 54% of the Company's total revenues for the third quarter of FY2007, is largely due to contraction of the Company’s mobile phone wholesaling businesses in Greater China.

Gaming technology revenues derived from selling Multi-player Electronic Gaming Machine to casino operators amounted to $977,000, and accounted for 18% of total Products revenues for the third quarter of FY2007.  With the internet gaming license granted by First Cagavan and Cagavan Economic Zone Authority (CEZA) of the Philippines, the company is widely recognized as a well positioned emerging gaming technology provider, both online and land-based. Moreover, successful penetration of the Cambodia gaming market brought some initial orders of 150 betting stations for the fourth quarter of 2007, plus further orders of 500-2000 betting stations in 2008.

Revenues from sales of Electronic Slot Machines amounted to $456,000, and accounted for 9% of the total Products Revenues for the third quarter of FY 2007, a sequential decrease of 64% as compared to the second quarter of FY2007.  Decrease was largely due to allocation of precious technical resources to after-sale service of the deliveries made during the second quarter and work in progress of backlog orders from operators in Europe.  The company continued to take advantage of the Italy’s new Comma 6A gaming legislation in entering the largest European slot market, Italy, as an exclusive supplier of electronic slot machines to various leading gaming operators in Europe.  Besides, our subsidiary, Take 1, has unveiled a new line of gaming machine products, Electronic Bingo Machines, at the Global Gaming Expo (G2E) Las Vegas, and received TST Certification for Gaming Accreditation.

As planned, the company continues to scale down its low-margin mobile phone wholesaling business and distribution business in Greater China. Revenues from sales of mobile phone for the three and nine months ended September 30, 2007, amounted to $3,893,00 and $9,903,000, a decline of 39% and 46% as compared to $6,411,000 and $18,262,000 for the same periods of 2006.

During the third quarter, the company’s subsidiary - iMobile had signed a new agreement with Mototola (China) to become the latter’s authorized distributor of MOTO accessory products for the MOTO Customer Service Network, MOTO Branded Stores and distribution channels in Southern China.

COST OF REVENUES

Cost of revenues for the three and nine months ended September 30, 2007 were $7,428,000 and $20,816,000, representing a decrease of 21% and 25% from $9,418,000 and $27,710,000 for the same periods last year, respectively. Cost of revenues as a percentage of the corresponding revenues was approximately 76% for the third quarter of FY2007 as compared to 89% for the same period of prior year.

(1)
Outsourcing services: Cost of revenues from outsourcing services for the three and nine months ended September 30, 2007 amounted to $3,270,000 and $9,128,000, an increase of 9% and 14% respectively as compared with 2006.  Increase in cost of revenues was largely due to headcount increase at service staff level.

(2)
Telecom Value-added Services (VAS): Cost of revenues from VAS for the three and nine months ended September 30, 2007 was $161,000 and $475,000, an increase of 437% and 533% as compared with 2006.  Increase is in line with sales growth of WAP-based mobile phone games.

(3)
Products (Telecom & Gaming): Cost of revenues derived from Products for the three months ended September 30, 2007 amounted to $3,987,000 and $11,190,000, a reduction of 36% and 36% respectively, compared with the same periods of 2006.  Approximately 92% of the cost of revenues related to Products for the third quarter of FY2007 was derived from the sales of mobile phones, and 8% was derived from the sales of electronic gaming machines.

GROSS PROFIT

Gross profit for the three and nine months ended September 30, 2007 was $2,374,000 and $7,274,000, a year-over-year increase of 114 % and 57%, respectively, as compared to $1,107,000 and $4,622,000 for the same periods of prior year. Gross margin was 24% and 26% for the three and nine months ended September 30, 2007 as compared to 11% and 12% for the same period of prior year, respectively.  Quarterly improvement in gross margin was attributed to higher margin for Multiplayer Gaming Machines (57%) and Electronic Slot Machines (70%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) totaled $2,030,000 and $5,395,000 for the three and nine months ended September 30, 2007, an increase of 28% and an increase of 33% respectively as compared to $1,580,000 and $4,067,000 for the same periods of prior year.  SG&A consists primarily of indirect staff salaries, office rental, insurance, advertising expenditures and traveling costs.

(1)
Outsourcing services: SG&A attributed to outsourcing services for the three and nine months ended September 30, 2007 amounted to $480,000 and $1,671,000, a decrease of 5% and an increase of 13% as compared to $506,000 and $1,479,000 for the same periods of prior year.

(2)
Telecom Value-added Services (VAS): SG&A attributed to VAS for the three and nine months ended September 30, 2007 amounted to negative $154,000 and $68,000, as compared to $9,000 and $27,000 for the same periods of prior year.

(3)
Products (Telecom & Gaming): SG&A attributed to Products for the three and nine months ended September 30, 2007 amounted to $1,018,000 and $1,419,000, an increase of 422% and 191% as compared to $195,000 and $487,000 for the same periods of prior year.  Increase in SG&A was primarily due to additional headcount and office expenses incurred by newly opened Zhuhai R&D center and Macau sales center, for sustained development of the gaming technology business growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Three months ended September 30, 2007	Three months ended September 30, 2006	Percentage Change
(in thousands, except percentages)	($)	($)	(%)
Remuneration	1,004	690	45
Office	370	246	50
Travel	95	88	7
Entertainment	66	35	89
Professional (legal and consultant)	139	71	96
Audit	583	16	3,578
Selling	110	51	117
Recovery of provisions for doubtful accounts from subsequent collections	(424)	(28)	1,440
Other	88	98	(12)
Total	2,030	1,268	60

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Percentage Change
(in thousands, except percentages)	($)	($)	(%)
Remuneration	3,222	1,908	69
Office	1,015	685	48
Travel	358	211	70
Entertainment	165	90	84
Professional (legal and consultant)	499	273	83
Audit	720	154	369
Selling	295	187	58
Recovery of doubtful accounts from subsequent collections	(1,115)	-	n/a
Other	236	251	-6
Total	5,395	3,757	44

INCOME / (LOSS) FROM OPERATIONS

On a year-over-year basis, income from operations amounted to $137,000 and $1,284,000 for the three and nine months ended September 30, 2007, as compared to ($618,000) and $252,000 for the same periods of prior year respectively.

Significant increase in operating income was mainly derived due to higher margin gaming revenues, which accounted for 7% of the total operating income for the third quarter of FY2007.

INCOME TAXES

The income tax provisions for the three and nine months ended September 30, 2007 were $46,000 and $0 as compared to ($40,000) and ($70,000) for the same periods of prior year. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year.  As a result, such interim estimates are subject to change as the year progresses and more information becomes available.  We, however, expect our income taxes to increase as our net income increases and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS

Minority interests for the three and nine months ended September 30, 2007 totaled $130,000 and $1,004,000 respectively as compared with $12,000 and $527,000 for the same period of prior year, representing minority ownership interests in subsidiaries consolidated in the Company’s consolidated financial statement.

NET INCOME

On a year-over-year basis, Net Income amounted to ($220,000) and ($639,000) for the three and nine months ended September 30, 2007 respectively, as compared to ($1,115,000) and $604,000 for the same period of prior year.   Quarterly Net Loss was directly associated with Loss on disposal, which amounted to $356,000 for the third quarter of FY 2007. However, as the company focused on the high-margin Gaming Technology Business, this year, Net Income from sales of Electronic Gaming Machines reached $35,000 and $190,000 respectively for the three and nine months ended September 30, 2007.

CASH

Net cash and cash equivalents at September 30, 2007 were approximately $4.9 million, an increase of approximately $3.0 million as compared to December 31, 2006. This was primarily due to successful collection of certain doubtful debts.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of September 30, 2007 are detailed below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years		After 5 years
Line of credit	$181	$181	$		$
Bank Loans	2,819	768		670		1,381
Operating leases	758	603		155		-
Capital leases	152	90		62		-
Total cash contractual obligations	$3,910	$1,642		$887		$1,381

In addition to above, as previously disclosed in the paragraph under the sub-heading of PROBABLE EVENT OF DEFAULT under Item 1 - CONVERTIBLE DEBENTURES, the terms of the convertible note obligate the Company to pay monthly 2% of outstanding principal as liquidated damages and 30% of the outstanding principal as mandatory default amount from the date of ineffectiveness of registration statement. As of September 30, 2007, the Company has accrued three months of liquidated damages and mandatory default amount or approximately $2,697,000, although the Company may not have to pay the full amount of liquidated damages. The amount has been reflected in the consolidated financial statements as a separate line item on the consolidated balance sheet as “liquidated damages liability”.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. We did not engage in trading activities involving non-exchange traded contracts during the third quarter of 2006.

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of September 30, 2007. Further, the Company had not engaged in any non-exchange trading activities during third quarter of 2007.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Hong Dollar and the Chinese Renminbi, could adversely affect our financial results. During the quarter ended September 30, 2006, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in US. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales denominated in foreign currencies are denominated in the Hong Dollar and the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and these two currencies. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

Interest Rate Risk

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

Seasonality and Quarterly Fluctuations

Several of our businesses experience fluctuations in quarterly performance. Traditionally, the first quarter from January to March is a low season for our call center business due to the long Lunar New Year holidays in China Revenues and income from gaming products, call center and telecom value-added services tend to be higher in the fourth quarter due to special holiday promotions. Internet/Direct Commerce revenues also tend to be higher in the fourth quarter due to increased consumer spending during that period. Revenues from the gaming and VAS can vary from quarter to quarter due to new product launches and the seasonality of certain product lines

Sales of our gaming machines to Macau and other Asian casinos and gaming operators are generally strongest in Q3 and Q4 and slowest in the Chinese New Year holiday season in Q1. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators and gaming operators than in other quarters, when a game or platform that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. In addition, as further technology advancements become available for the gaming industry, replacement or conversion of gaming machines will be impacted once any such advanced technology is approved by regulators.

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

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

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

PACIFICNET INC.

Date: November 27, 2007	By:	/s/ Tony Tong
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: November 27, 2007	By:	/s/ Daniel Lui
Daniel Lui Chief Financial Officer (Principal Financial Officer)