Form 10-Q/A
period 2007-03-31
PACIFICNET INC
filed 2007-12-11
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-Q/A
(Amendment No. 1)

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

As of May 30, 2007, there were 11,782,072 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE:

This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, which was originally filed with the Securities and Exchange Commission ("SEC") on May 31, 2007.  We are amending and restating the following specific items in this Form 10-Q/A:

         1.       Part I. Item 1. Financial Statements - to restate the financial statements as of, and for the three months ended March 31, 2007, and to restate the balance sheet as of December 31, 2006;
         2.       Part I. Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.
         3.       Part II. Item 6 - to update the officer certifications for this Form 10-Q/A.

PACIFICNET INC.
Form 10-Q/A for the Quarterly Period Ended March 31, 2007

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)
	March 31, 2007 Unaudited Restated	December 31, 2006 Audited Restated
ASSETS
Current Assets:
Cash and cash equivalents	$4,041	$1,900
Restricted cash - pledged bank deposit	235	234
Accounts receivables, net	8,411	8,141
Inventories	428	201
Loan receivable from related parties	713	1,706
Loan receivable from third parties	178	128
Marketable equity securities - available for sale	568	558
Loans to employees	1,341	770
Other receivables, net	290	170
Other current assets	2,796	3,233
Total Current Assets	19,001	17,041

Property and equipment, net	6,656	4,711
Investments in affiliated companies and subsidiaries	34	1,257
Intangible assets, net	400	323
Goodwill	6,258	5,601
Other assets	-	471
Net assets held for disposition	8,876	7,522
TOTAL ASSETS	$41,225	$36,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$404	$855
Bank loans-current portion	933	576
Capital lease obligations - current portion	110	120
Accounts payable	1,277	1,266
Accrued expenses and other payables	1,711	1,828
Customer deposits	341	352
Loans payable to related party	577	638
Convertible debenture	7,854	8,945
Warrant liability	844	904
Liquidated damages liability	2,697	2,837
Total Current Liabilities	16,748	18,321

Long-term liabilities:
Bank loans - non current portion	2,280	1,635
Capital lease obligations - non current portion	104	124
Convertible Debenture- non current portion, net	2,307	-
Total long-term liabilities	4,691	1,759
Total liabilities	21,439	20,080

Minority interest in consolidated subsidiaries	4,206	2,869
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares Issued and outstanding - none
Common stock, par value $0.0001, Authorized 125,000,000 shares; Issued and outstanding: March 31, 2007: 14,355,041 shares issued, 11,782,072 outstanding December 31, 2006: 14,155,597 issued, 11,538,664 outstanding	1	1
Treasury stock, at cost (2007 Q1: 2,572,969 shares, 2006: 2,616,933 shares)	(145)	(272)
Additional paid-in capital	67,003	65,757
Cumulative other comprehensive income (loss)	(13)	(42)
Accumulated deficit	(50,782)	(51,090)
Less: stock subscription receivable	(484)	(377)
Total Stockholders' Equity	15,580	13,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,225	$36,926

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)
	Three months ended March 31
	2007 Unaudited Restated	2006 Unaudited Restated
Net Revenues
Services	$4,565	$3,736
Product sales	4,702	2,936
Total Net Revenues	9,267	6,672

Cost of revenues
Services	3,353	2,577
Product sales	3,375	2,743
Total Cost of Revenues	6,728	5,320

Gross Profit	2,539	1,352

Selling, general and administrative expenses	1,567	1,079
Stock-based compensation expenses	-	182
Depreciation and amortization	172	29
Total Operating Expenses	1,739	1,290

INCOME(LOSS) FROM OPERATIONS	800	62
Other Income (Expenses):
Interest income (Expenses), net	(200)	(52)
Gain (Loss) in change in fair value of derivatives	61	-
Sundry income, net	19	15
Total Other Income (Expenses)	(120)	(37)

Income (Loss) before Income Taxes and Minority Interest	680	25
Provision for income taxes	(68)	(17)
Share of earnings of associated companies	-	(3)
Minority interests	(534)	(86)

Income (Loss) from Continued Operations	78	(81)

Income from discontinued operations	230	882

Net Income	308	801
Other comprehensive item:
Foreign exchange gain (loss)	29	(20)
Net Comprehensive Income	$337	$781

Basic Earnings (Loss) per share-Continued Operations	$0.01	$(0.01)
Basic Earnings per share-Discontinued Operations	$0.02	$0.08
Basic Earnings per share	$0.03	$0.07

Diluted Earnings (Loss) per share-Continued Operations	$0.01	$(0.01)
Diluted Earnings per share-Discontinued Operations	$0.02	$0.08
Diluted Earnings per share	$0.03	$0.07

Weighted average number of shares - Basic	11,703,376	10,834,299
Weighted average number of shares - Diluted	11,997,317	10,834,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars)

	FOR THE THREE MONTH PERIODS ENDED
	2007 Unaudited Restated	2006 Unaudited Restated
Cash Flows from operating activities
Net income	$308	$801
Adjustments to reconcile net income to net cash provided by operating activities:
Equity loss of associated companies	-	3
Provision for allowance for doubtful accounts	(378)	-
Minority Interest	534	86
Unrealized losses/(gain) on marketable equity securities	-	(2)
Depreciation and amortization	306	29
(Gain) loss from discontinued operations	(230)	-
Stock-based compensation	-	182
Change in fair value of derivatives	(61)	-
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(573)	(6,310)
Inventories	(227)	76
Accounts payable and other accrued expenses	294	2,527
Net cash used in operating activities of continued operations	(27)	(2,608)
Net provided by operating activities of discontinued operations	872	4,756
Net cash provided by operating activities	845	2,148

Cash flows from investing activities:
Decrease in restricted cash	(1)	(1,490)
Increase in purchase of marketable securities	(10)	(24)
Acquisition of property and equipment	(819)	(3,794)
Acquisition of subsidiaries and affiliated companies	88	(4)
Loans receivable from third parties	(50)	-
Loans receivable from related party	(33)	(246)
Net cash used in investing activities of continued operations	(825)	(5,558)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used in investing activities	(825)	(5,558)

Cash flows from financing activities:
Decrease in loan receivables	-	(43)
Loan payable to related party	(61)	(723)
Stock subscription receivable	-	(13)
Repayments under bank line of credit	(451)	(48)
Repayments of amount borrowed under capital lease obligations	(30)	(34)
(Purchase) sale of treasury shares	127	-
Proceeds from subscription received, exercise of stock options and warrants	-	42
Net proceeds from issuance of convertible debenture	2,290	8,000
Advances under bank loans	217	1,792
Net cash provided by financing activities of continued operations	2,092	8,973
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	2,092	8,973

Effect of exchange rate change on cash and cash equivalents	29	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,141	5,563
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,900	3,486
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,041	$9,049
CASH PAID FOR:
Interest	$221	$87
Income taxes	$-	$32
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Proceed from option exercised for shares receivable	$-	$35
Property & equipment acquired under banking loan	$785	$-
Investments in subsidiaries acquired through the issuance of common stock	$-	$397

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

Reclassification - Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $50.8 million and $51.1 million as of March 31, 2007 and December 31, 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 30, 2007, the Company entered into a sale and purchase agreement to dispose of its interest in Guangzhou3G for a consideration of US$6 million. The deal was subsequently reopened for renegotiation in November 2007 (See note 17).

On May 15 & 20, 2007, the Company entered into various definitive agreements to reduce its equity interests in certain unprofitable subsidiaries to 15%, namely: Linkhead, Clickcom, PacTelso, PacSo and PacPower (See note 17).

2. RECENT PRONOUNCEMENTS

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three Months Ended March 31,
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)	2007	2006
Numerator: Net Income	$308	$801
Denominator:
Weighted-average shares used to compute basic EPS	11,703,376	10,834,299
Weighted-average shares used to compute diluted EPS	11,997,317	10,834,299
Basic earnings per common share:	$0.03	$0.07
Diluted earnings per common share:	$0.03	$0.07

4. OTHER CURRENT ASSETS

Other current assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
	Unaudited Restated	Audited Restated
Prepayment	$725	$1,048
Utilities deposit	1,326	1,292
Receivable from Lion Zone Holdings Ltd	385	485
Prepaid expenses	360	408
Total	$2,796	$3,233

5. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Gaming and Technology)	Total Restated
Balance as of December 31, 2006	$3,964	$461	$1,176	$5,601
Goodwill acquired during this quarter	-	-	657	657
Balance as of March 31, 2007	$3,964	$461	$1,833	$6,258

The Company acquired additional 31% interest in Take 1 Technology Ltd on January 5, 2007 and recorded additional goodwill amounting to $657,000. Prior to acquisition of additional interest, the Company owned 20% interest in Take 1 Technology Ltd (See note 12).

6. ACCRUED EXPENSES & OTHER PAYABLES

Accrued expenses and other payables comprises of the following as of March 31, 2007 and December 31, 2006.

(in thousands of US Dollars):	2007 Unaudited Restated	2006 Audited Restated
Professional fee	$695	$321
Director fee	88	100
Salaries and benefit payable	156	792
Marketing expense	588	389
Others	184	226
Total	$1,711	$1,828

7. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the three month period ended March 31, 2007, the Company had the following equity transactions: (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March. Such shares are valued at $ 1,090,914; (ii) 41,426 treasury shares were sold to the open market with total consideration $127,000.

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

No warrants were granted, cancelled and exercised during quarter ended March 31 of 2007.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock as at March 31 of 2007:

Number of shares
Escrow shares returned to treasury in 2003	800,000
Repurchase in the open market	40,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met (1)	529,848
Termination with ChinaGoHi	825,000
Incomplete acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Balance, March 31, 2007	2,572,969
Shares outstanding at March 31, 2007	11,782,072
Shares issued at March 31, 2007	14,355,041
_________
(1)	Includes shares related to Clickcom 78,000, Guangzhou (Wanrong) 138,348, IMobile 153,500 and Games 160,000

From January 24th, 2007 to Jan 30th, 2007, we sold 41,426 treasury shares to the open market with total consideration $127,000.

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

a)
If, during the Effectiveness Period, either the effectiveness of the Registration Statement lapses for any reason or the Holder shall not be permitted to resell Registrable Securities under the Registration Statement for a period of more than 20 consecutive Trading Days or 60 non-consecutive Trading Days during any 12 month period, the Company has to pay ‘Mandatory Default Amount’ as the sum of (i) the greater of (A) 130% of the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, or (B) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (a) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (b) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture.

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

Due to the provisions mentioned above and as per the terms of the Debenture, the Company has reclassified the remaining principal amount of the Debenture of $6,909,086 and the principal amount of the new Debentures of $945,000 to current liabilities.

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:
($,000)	March 31, 2007
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of March 31, 2007.

The Company issued 199,444 shares to redeem $1,090,909 of convertible note as of March 31, 2007.

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

In connection with the issuance of the note, PacGames incurred issuance costs of $204,121, which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note. Interest accrual as of March 31, 2007 amounted to $29,041.

Following is the summary of convertible debenture:

March 31, 2007
($,000)
Convertible debenture	$2,500
Unamortized financing cost	(193)
$2,307

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

For the three months ended March 31, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	(Restated)
	($)	($)	($)	($)	($)
Revenues	3,963	527	4,773	4	9,267
(% of Total Revenues)	43%	6%	52%		100%
Income / (Loss) from Operations	400	(3)	1,196	(793)	800
(% of Total Profit)	50%		150%	(99)%	100%
Total Assets	8,322	(2,140)	15,875	19,168	41,225
(% of Total Assets)	20%	(5)%	39%	46%	100%
Goodwill	3,964	461	1,833		6,258
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the three months ended March 31, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	(Restated)
	($)	($)	($)	($)	($)
Revenues	3,022	295	3,355		6,672
(% of Total Revenues)	45%	4%	50%		100%
Income / (Loss) from Operations	206	15	359	(518)	62
% of Total Profit)	332%	24%	579%	(835)%	100%
Total Assets	12,088	15,011	6,089	13,221	46,409
(% of Total Assets)	26%	32%	13%	28%	100%
Goodwill	3,964				3,964
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

Product and service revenues classified by major geographic areas are as follows (in thousands of US Dollars):

For the three months ended March 31, 2007	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	2,137	1,550	1,015	4,702
Service revenues	3,492	1,073	-	4,565

For the three months ended March 31, 2006	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	2,936	-	-	2,936
Service revenues	3,027	709	-	3,736

10. RELATED PARTY TRANSACTIONS

LEASE AGREEMENT

In November 2004, the Company entered into a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.

LOAN DUE FROM RELATED PARTIES

At March 31, 2007, there was a total loan receivable of approximately $713,000 due from related parties. Included in which were $279,000 from MOABC, an affiliated company that is 15% owned by PacificNet, and $434,000 from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of those subsidiaries. The amounts due from shareholders and directors of subsidiaries are comprised of $254,000 due from a shareholder of Yueshen, $64,000 due from a director of Soluteck and $116,000 due from a director of PACT Communications. Terms of these related parties loan receivables and payables are summarized below:

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

LOAN TO COMMUNICATIONS' DIRECTOR

As of March 31, 2007, there was a loan outstanding of $116,000 receivable from a director of Communications, due on August 31, 2007. The interest rate for the loan is 10% per annum plus 1% penalty interest per month in case of delinquency. The loan is secured by 30,000 PacificNet shares.

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

(ii)	Smartime has an overdraft banking facility of up to $110,000 with a Hong Kong banking institution. This overdraft facility is secured by a personal deposit account of a director of Smartime.

BANK LOANS - Tabulated below are bank loans outstanding (in thousands):

	March 31, 2007	December 31, 2006
	Unaudited Restated	Audited Restated
Secured [1]	$2,476	$1,668
Unsecured	737	543
Current portion	(933)	(576)
Non current portion	$2,280	$1,635

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $235,000 (2006: $234,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows (in thousands of US Dollars):

	April 2007 to March 2008	April 2008 to March 2009	April 2009 to March 2010	April 2010 to March 2011	April 2011 to March 2012	Thereafter	TOTAL
Beijing PACT office mortgage (1)	$51	$54	$57	$43	$81	$761	$1,047
Shenzhen PACT office mortgage (2)	21	23	24	26	28	648	770
Sub-total	72	77	81	69	109	1,409	1,817

Bank loans (3)	437	404	131	-	-	-	972
AR factoring loans (3)	424	-	-	-	-	-	424
Sub-total	861	404	131	-	-	-	1,396

TOTAL	$933	$481	$212	$69	$109	$1,409	$3,213
_________
(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.
(3)	Interest rates charged range from Hong Kong Prime Lending Rate to Prime + 2%.

CAPITAL LEASE OBLIGATIONS - The Company leases various equipments under capital leases expiring in 2009. Aggregate minimum future lease payments under capital leases for each of the next three years are as follows: 2007: $110,000; 2008: $80,000; 2009:$24,000, and thereafter: none.

Aggregate future lease payments
2007	$110,000
2008	80,000
2009	24,000
Thereafter	-
Total	224,000
Current portion	(110,000)
Non-current portion	$104,000

12. ACQUISITION

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

At March 31, 2007, goodwill of $657,413 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill is reported under reportable segment for Products (Telecom & Gaming).

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Take 1 acquisition is based on a management's estimates and overall industry experience. Immediately after the signing of the definitive agreement, the Company obtained effective control over Take 1. Accordingly, the operating results of Take 1 have been consolidated with those of the Company starting January 05, 2007. Pursuant to SFAS 141 "Business Combinations", the earn-out consideration is considered contingent consideration, which will not become certain until the audited combined after-tax profit of US$128,205 for the quarter ended March 31, 2007 is available. Accordingly, the contingent consideration of 149,459 shares has not been reflected in the consolidated financial statements of the Company as of March 31, 2007.

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

	Three months ended September 30
(un-audited and in thousands of U.S. dollars)	2007	2006
Revenue	$9,267	$6,916
Operating income	$800	$47
Net profit	$308	$796
Earnings per share – basic	$0.03	$0.07
Earnings per share – diluted	$0.03	$0.07

Accordingly, PacificNet included the financial results of Take 1 in its consolidated 2007 financial results from January 5, 2007 through March 31, 2007.

13. INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies consists of the following as of March 31, 2007:

(US$ thousands)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION
	AMOUNT	DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Glad Smart	$30	15% ownership interest
Community media co.	$4	5% ownership interest
Total	$ 34

14. LEGAL PROCEEDINGS.

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

On February 13, 2007, we instructed our Hong Kong legal counsel to issue a Defense and Counterclaim to JCHKL to counter-claim that ( i) JCHKL's construction work has not complied with the applicable rules and regulations of various government authorities in Hong Kong; (ii) the Chiller System provided by JCHKL was defective and merchantable unfit and JCHKL has failed and/or refused to rectify such defective works; and (iii) JCHKL shall return the work deposit in the amount of  HK$1,500,000 to PacificNet Power Limited and shall compensate and keep PacificNet Power Limited indemnified against all the loss and damages suffered as a result of any claims from the China Weal Property Management Ltd.

The case is now in the discovery stage before proceeding to the stage of fixing a date for trial in the High Court of Hong Kong and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

2. Lawsuit between PacificNet Power Limited and Johnson Controls Hong Kong Limited (JCHKL), a subsidiary of Johnson Controls Inc.  (NYSE:JCI) (www.jci.com )

On or about December, 2005, Johnson Controls Hong Kong Limited approached PacificNet Power Limited (a 51% owned subsidiary of PacificNet) and made a representation that they had submitted a tender to “The Incorporated Owners of Nan Fung Centre, Tsuen Wan (“the Employer”) for the “construction and replacement works of existing air-cooled chiller plant by new water-cooled chiller plant for Tsuen Wan Nan Fung Centre and energy saving performance contract” (“the Contract”). JCHKL invited and induced PacificNet Power Limited to act as the main contractor for the Contract and it would then act as a sub-contractor.

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

On April 23, 2007, we instructed our lawyers issued a letter to the Defendant requesting and demanding them, being the sub-contractor of the Construction and Replacement Works Contract, to take immediate rectification action within seven days from the date of the said letter to (i) rectify and complete all outstanding defective works of the Construction and Replacement Works Contract; (ii) replace the water-cooled chiller plant and/or equipments which are not conformed with the requirements of the tender documents previously submitted by the Defendant to the Employer; and (iii) improve the poor performance of energy saving of the new water-cooled chiller plant.

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

On July 25, 2007, JCHKL issued a Defense and Counterclaim to PacificNet Power to argue that: (i) they had carried out the works according to the Contract terms; (ii) the works had been approved by PKL Consultants Limited, the consultant representative of the Employer; and (iii) a sum of HK$30,000 is still due and owing by PacificNet Power to JCHKL.

The case is now in the discovery stage before proceeding to the stage of fixing a date for trial in the High Court of Hong Kong. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

15. RESTATEMENT

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

Based on the Audit Committee Recommendations, extra stock-based compensation charges of approximately $0.3 million, $1.2 million and $0.1 million were charged to each of the years ended December 31, 2005, 2004 and 2003, respectively. Also, for the years ended December 31, 2005 and 2004, the Company determined that its allowance for bad debts on the accounts receivable was understated by $3.5 Million and $0.28 million in the years ended December 31, 2005 and 2006, respectively. The Company also restated impairment of goodwill for certain subsidiaries ($3.7 million and $2.6 million in the years ended December 31, 2005 and 2004, respectively) and accrued certain 2005 bonus payable in 2006 amounting to $600,000. Also, the Company concluded that the consolidation of certain entity (Yueshen) was wrongly reflected as the Company did not have control over the management of the entity.

Following the reaudit of its financial statements for the years ended December 31, 2005 and 2004, the Company restated its financials statements for the year ended December 31, 2006.

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

Following the restatements of its financials statements for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 the Company is restating its first quarter review for the year 2007 to account for the effects of its prior year’s restatements.

Following are the effects of the restatement on the period ended March 31, 2007 and the year ended December 31, 2006:

	Three Months ended March 31, 2007		Year ended December 31, 2006
Consolidated Balance Sheets:	As reported	As restated	As reported	As restated
ASSETS:
Current assets	$19,126	$19,001	$17,041	$17,041
Non-current assets	26,285	22,224	24,841	19,885
Total assets	$45,411	$41,225	$41,882	$36,926
LIABILITIES
Current liabilities	$14,959	$16,748	$17,376	$18,321
Non-current liabilities	6,480	4,691	2,704	1,759
Total liabilities	21,439	21,439	20,080	20,080
Minority interest	7,126	4,206	6,874	2,869
STOCKHOLDERS' EQUITY
Common stock	1	1	1	1
Treasury stock	(130)	(145)	(257)	(272)
Additional paid-in capital	64,560	67,003	63,124	65,757
Cumulative other comprehensive income (loss)	249	(13)	220	(42)
Accumulated deficit	(47,431)	(50,782)	(47,739)	(51,090)
Stock subscription receivable	(403)	(484)	(421)	(377)
TOTAL STOCKHOLDERS' EQUITY	16,846	15,580	14,928	13,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,411	$41,225	$41,882	$36,926

	Three Months ended March 31, 2007		Three Months ended March 31, 2006
	As reported	As restated	As reported	As restated
Consolidated Statements of Operations:
Net revenue	$9,267	$9,267	$6,672	$6,672
Cost of sales	(6,728)	(6,728)	(5,320)	(5,320)
Gross profit	2,539	2,539	1,352	1,352
Selling, General and Administrative expenses	(1,567)	(1,567)	1,079	1,079
Stock-based compensation expenses	-	-	(182)	(182)
Income from operations	800	800	62	62
Income before income taxes, minority interest and discontinued operations	680	680	25	25
Income/(loss) before discontinued operations	78	78	(81)	(81)
Income from discontinued operations	230	230	882	882
Net income available to common stockholders	$308	$308	$801	$801
Earnings per common share:
Basic	$0.03	$0.03	$0.07	$0.07
Diluted	$0.03	$0.03	$0.07	$0.07
Shares used in computing earnings per share:
Basic	11,719,168	11,703,376	10,855,761	10,834,299
Diluted	12,013,109	11,997,317	11,526,945	10,834,299
Consolidated Statements of Cash Flows
Net income	$308	$308	$801	4801
Stock-based compensation	-	-	182	182
Net cash provided by (used in) operating activities	(100)	845	(157)	2,148
Net cash used in investing activities	(913)	(825)	(2,190)	(5,558)
Net cash provided by financing activities	2,271	2,092	7,619	8,973
Effect of exchange rate on cash & cash equivalent	29	29	18	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,041	$4,041	$3,778	$5,563

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

Information relating to the operations of the subsidiaries up to the periods of disposal during the three month period ended March 31, 2007 is as follows (in thousands of US Dollars):

	Linkhead	Power	Clickcom	PacTelso	Solutions	MOABC	3G	Total
Income(loss) from discontinued operations	(8)	-	(1)	-	1	(23)	261	230
Net assets held for disposition	1,134	-	812	-	1	(42)	6,971	8,876

Revocation of Sale & Purchase Agreement of PacificNet Clickcom Limited ("Clickcom")

On May 15, 2007, the Company entered into a definitive agreement to sell its 36% entire interest in PacificNet Clickcom Limited. ("Clickcom"), a leading Value-Added Services (VAS) company in China, to Mr. Ou Zhenbin, a Chinese residence. Consideration for the 36% interest of Clickcom was RMB10,000 to be paid in cash within 90 days after the agreement signing.  The Company’s interest in Clickcom decreased from 51% to 15% after the transaction.  On November 22, 2007, the said agreement was revoked by the Seller as a result of non-payment by the Buyer..

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

The case is now in the pleadings stage. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

Pacificnet Inc. vs Iroquois Master Fund, Ltd.

On October 3, 2007 Iroquois Master Fund, Ltd. filed a complaint in the Supreme Court of the State of New York against PacificNet Inc., claiming that the Company is in default for failure to pay principal and interest under the Amended and Restated Convertible Debenture due March 2009 (the Amended Debenture) in the principal amount of $3,000,000 and interest on the Convertible Debenture due February 2009 (the ‘‘New Debenture’’) in the principal amount of $420,000.

As of October 2, 2007, Iroquois claims that the outstanding principal amount of the Amended Debenture was $2,045,452, and accrued but unpaid interest amount was $30,682.  Iroquois claims that, as of October 2, 2007, the mandatory default amount, as calculated under the terms of the Amended Debenture due and owing  is $2,698,974.

As of October 2, 2007, Iroquois claims that the outstanding principal amount of the New Debenture was $420,000, and accrued but unpaid interest amount was $6,300. Iroquois claims that, as of October 2, 2007, the mandatory default amount, as calculated under the terms of the New Debenture, due and owing is $554,190.

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

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A ( Amendment No.1) FOR THE YEAR ENDED DECEMBER 31, 2006 .

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended March 31, 2007 were amounted to $9,267,000, which represented a quarter-over-quarter increase of 39% as compared to $6,672,000 for the three months ended March 31, 2006. The increase in revenues was mainly due to the Products (Telecom & Gaming), primarily driven by the Company’s high growth gaming technology businesses, and organic growth in Outsourcing Services Group, which posted a quarter-over-quarter increase of 42.3% and 31.1% respectively. The revenues in services and product sales during the first quarter of 2007 increased by 60.1% and 22.2% compared to the same periods of 2006. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

For The Three Months Ended March 31, 2007	Group 1	Group 2.	Group 3	Group 4	TOTAL
	Outsourcing	Telecom Value-Added	Products	Other
In thousands of US Dollars	Services	Services	(Telecom & Gaming)	Business
	($)	($)	($)	($)	($)
Revenues	3,963	527	4,773	4	9,267
Earnings / (Loss) from Operations	400	(3)	1,196	(793)	800

For The Three Months Ended March 31, 2006	Group 1	Group 2.	Group 3	Group 4	TOTAL
	Outsourcing	Telecom Value-Added	Products	Other
In thousands of US Dollars	Services	Services	(Telecom & Gaming)	Business
	($)	($)	($)	($)	($)
Revenues	3,022	295	3,355	-	6,672
Earnings / (Loss) from Operations	206	15	359	(518)	62

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

COST OF REVENUES

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

GROSS PROFIT

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses totaled $1,567,000 for the three months ended March 31, 2007, an increase of 45% as compared to $1,079,000 for the first quarter of FY2006. Selling, general and administrative expenses as a percentage of revenue, however, recorded only a small quarter-over-quarter increase from 16% to 17%. Selling, general and administrative expenses consist primarily of staff salaries, rent, insurance and traveling costs. The quarter-over-quarter increase in total general and administrative expenses during the three months ended March 31, 2007 was mainly due to the increase in consultant and labor costs as a result of new product development as well as rental and utilities expenses for the expansion of the Company’s gaming technology subsidiaries and call centers in Hong Kong and China.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Three months ended March 31,
(in thousands, except percentages)	2007	2006	Percentage Change
	($)	($)	(%)
Remuneration and related	1,041	581	79
Office	300	215	40
Travel	91	40	128
Entertainment	40	16	150
Professional (legal and consultant)	290	65	346
Audit	20	18	11
Selling	111	52	113
Other	52	92	(43)
Recovery of provisions for doubtful accounts	(378)	-	n/a
Total	1,567	1,079	45

INCOME / (LOSS) FROM OPERATIONS

On a quarter-over-quarter basis, income from operations for the three months ended March 31, 2007increased to $800,000, a significant increase of 1,100% as compared to $62,000 for the same period of prior year. Segmented operating incomes of $400,000, $3,000, and $1,196,000 for the three months ended March 31, 2007 were generated from the Company's three business groups: (1) CRM Outsourcing Services, (2) Telecom Value-Added Services, and (3) Products (Telecom & Gaming) Services, respectively. This compares to operating incomes of $206,000, $15,000 and $359,000 from the same groups for the same period last year, respectively. Improved profitability of continuing operations evidenced the success of the Company’s new gaming technology strategy, as reflected by the significant gaming technology operating income.

INCOME TAXES

Income tax provision was $68,000 for the three months ended March 31, 2007, a quarter-over-quarter increase of 300% as compared to $17,000 for the same quarter last year. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available. We expect our income taxes to increase as our net income increases and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS

Minority interests for the three months ended March 31, 2007 totaled $534,000 compared with $86,000 for the same period of the prior year, representing minority ownership interests in subsidiaries consolidated in the Company’s consolidated financial statements.

NET INCOME

Net income for the three months ended March 31, 2007 amounted to $308,000, recording a quarter-over-quarter decrease of 62% as compared to $801,000 for the same quarter of prior year. This was solely due to diminishing income from discontinued operations as a result of the Company shifting from VAS businesses that are highly susceptible to adverse billing policy changes administered by China Mobile.

CASH

Net cash and cash equivalents at March 31, 2007 were approximately $4.04 million, an increase of approximately $2.14 million compared to December 31, 2006. This was primarily due to successful collection of certain doubtful debts of approximately $300,000 and 50% net proceeds ($2.3 million) from issuance of convertible debenture for the Company’s gaming technology business, net of acquisition of property and equipment of approximately $900,000.

CONTRACTUAL OBLIGATIONS

Contractual obligations as of March 31, 2007 are detailed below (in thousands of US Dollars):

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$404	$404
Bank Loans	$3,213	$933	$870		$1,410
Operating leases	$1,339	$655	$684	$
Capital leases	$214	$110	$104	$
Total cash contractual obligations	$5,170	$2,102	$1,658		$1,410

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

PART II - OTHER INFORMATION

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

PACIFICNET INC.	PACIFICNET INC.

Date: December 11, 2007	By:	/s/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2007	By:	/s/ DANIEL LUI
Daniel Lui Chief Financial Officer (Principal Financial Officer)