Form 10-Q/A
period 2007-06-30
PACIFICNET INC
filed 2007-12-17
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

As of August 1, 2007, there were11,984,072 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE:

This Quarterly Report on Form 10-Q/A ("Form 10-A") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007, which was originally filed with the Securities and Exchange Commission ("SEC") on August 21, 2007.  We are amending and restating the following specific items in this Amendment No. 1:

1. Part I. Item 1. Financial Statements - to restate the financial statements as of, and for the three and six months ended June 30, 2007, and to restate the balance sheet as of December 31, 2006;

2. Part I. Item II. Management's Discussion And Analysis of Financial Condition and Results of Operations.

3. Part II. Item 6 - to update the officer certifications for this amended filing.

PACIFICNET INC.
Form 10-Q/A for the Quarterly Period Ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)
	June 30,	December 31,
	2007	2006
ASSETS	Unaudited Restated	Audited Restated
Current Assets:
Cash and cash equivalents	$4,725	$1,900
Restricted cash - pledged bank deposit	237	234
Accounts receivables, net	9,649	8,141
Inventories	391	201
Loan receivable from related parties	2,351	1,706
Loan receivable from third parties	827	128
Marketable equity securities - available for sale	575	558
Loans to employees	3,293	770
Other receivables, net	490	170
Other current assets	2,251	3,233
Total Current Assets	24,789	17,041

Property and equipment, net	6,925	4,711
Investments in affiliated companies and subsidiaries	34	1,257
Intangible assets, net	337	323
Goodwill	6,258	5,601
Other assets	45	471
Net assets held for disposition	2,535	7,522
TOTAL ASSETS	$40,923	$36,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$299	$855
Bank loans-current portion	642	576
Capital lease obligations - current portion	100	120
Accounts payable	1,764	1,266
Accrued expenses and other payables	1,921	1,828
Customer deposits	352	352
Loans payable to related party	577	638
Convertible debenture	6,763	8,945
Warrant liability	824	904
Liquidated damages liability	2,697	2,837
Total Current Liabilities	15,939	18,321

Long-term liabilities:
Bank loans - non current portion	2,162	1,635
Capital lease obligations - non current portion	83	124
Convertible Debenture- non current portion	4,740	-
Total long-term liabilities	6,985	1,759
Total liabilities	22,924	20,080

Minority interest in consolidated subsidiaries	3,272	2,869
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares Issued and outstanding - none
Common stock, par value $0.0001, Authorized 125,000,000 shares; Issued and outstanding: June 30, 2007: 14,355,041 shares issued, 11,782,072 outstanding December 31, 2006: 14,155,597 issued, 11,538,664 outstanding	1	1
Treasury stock, at cost (2007 Q2: 2,572,969 shares, 2006: 2,616,933 shares)	(145)	(272)
Additional paid-in capital	67,003	65,757
Cumulative other comprehensive income (loss)	(139)	(42)
Accumulated deficit	(51,509)	(51,090)
Less: stock subscription receivable	(484)	(377)
Total Stockholders' Equity	14,727	13,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,923	$36,926

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited. In thousands of United States dollars, except earnings per share and share amounts)

	Three month periods ended June 30		Six month periods ended June 30
	2007	2006	2007	2006
	Unaudited Restated	Unaudited Restated	Unaudited Restated	Unaudited Restated
Net Revenues
Services	$4,299	$4,300	$8,864	$8,035
Product sales	4,722	8,914	9,424	11,851
Total Net Revenues	9,021	13,214	18,288	19,886

Cost of revenues
Services	(2,832)	(2,909)	(6,185)	(5,486)
Product sales	(3,828)	(8,528)	(7,203)	(11,271)
Total Cost of Revenues	(6,660)	(11,437)	(13,388)	(16,757)

Gross Profit	2,361	1,777	4,900	3,129

Selling, general and administrative expenses	(1,798)	(1,416)	(3,365)	(2,496)
Stock-based compensation expenses	-	(60)	-	(242)
Depreciation and amortization	(216)	(129)	(388)	(158)
Total Operating Expenses	(2,014)	(1,605)	(3,753)	(2,896)

INCOME FROM OPERATIONS	347	172	1,147	233

Other Income (Expenses):
Interest income (Expenses), net	(232)	(341)	(432)	(393)
Gain in change in fair value of derivatives	20	208	81	208
Sundry income, net	27	48	46	63
Total Other Income (Expenses)	(185)	(85)	(305)	(122)

Income before Income Taxes, Minority Interest and Discontinued Operations	162	86	842	111
Provision for income taxes	22	(13)	(46)	(30)
Share of earnings of associated companies	-	52	-	49
Minority interests	(340)	(179)	(874)	(265)

Loss from Continued Operations	(156)	(54)	(78)	(135)

Loss on disposal	-	-	(971)	-
Income from discontinued operations	400	850	630	1,732
Total discontinued operations income ( loss)	400	850	(341)	1,732
Net Income (Loss)	244	796	(419)	1,597
Other comprehensive income/(loss)
Foreign exchange gain (loss)	(126)	-	(97)	(20)
Net Comprehensive Income (Loss)	$118	$796	$(516)	$1,577

Basic Earnings (Loss) per share-Continued Operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic Earnings (Loss) per share-Discontinued Operations	$0.03	$0.08	$(0.03)	$0.16
Basic Earnings (Loss) per share	$0.02	$0.07	$(0.04)	$0.15

Diluted Earnings (Loss) per share-Continued Operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Diluted Earnings (Loss) per share-Discontinued Operations	$0.03	$0.08	$(0.03)	$0.16
Diluted Earnings (Loss) per share	$0.02	$0.07	$(0.04)	$0.15

Weighted average number of shares-Basic	11,703,376	11,001,522	11,742,942	10,918,372
Weighted average number of shares-Diluted	11,979,949	11,001,522	12,019,514	10,918,372

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited. In thousands of United States dollars)

	FOR THE SIX MONTH
	PERIODS ENDED JUNE 30
	2007	2006
	Unaudited Restated	Unaudited Restated
Cash Flows from operating activities
Net income	$(419)	$1,597
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Equity loss of associated companies	-	(49)
Provision for allowance for doubtful accounts	(691)	-
Minority Interest	874	265
Depreciation and amortization	646	158
Unrealized gain on marketable equity securities	-	(2)
Change in fair value of derivatives	(81)	-
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(2,043)	(11,637)
Inventories	(190)	42
Accounts payable and other accrued expenses	1,650	1,582
Net cash used in operating activities of continued operations	(254)	(8,044)
Net cash provided by operating activities of discontinued operations	2,466	1,732
Net cash provided by operating activities	2,210	(6,312)

Cash flows from investing activities:
Decrease in restricted cash	(3)	163
Increase in purchase of marketable securities	(17)	(24)
Acquisition of property and equipment	(1,928)	(3,124)
Acquisition of subsidiaries and affiliated companies	88	(4)
Net cash used in investing activities of continued operations	(1,860)	(2,989)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used in investing activities	(1,860)	(2,989)

Cash flows from financing activities:
Decrease in loan receivables	-	3,339
Loan payable to related party	(61)	(2,160)
Loans receivable from third parties	(699)	-
Loans receivable from related party	(1,671)	(189)
Stock subscription recevables	-	(13)
Repayments under bank line of credit	(556)	(170)
Repayments of amount borrowed under capital lease obligations	(61)	(73)
(Purchase) sale of treasury shares	127	(124)
Proceeds from exercise of stock options and warrants	-	86
Net proceeds from issuance of convertible debenture	5,685	8,000
Advances under bank loans	(192)	1,706
Net cash provided by financing activities of continued operations	2,572	10,402
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	2,572	10,402

Effect of exchange rate change on cash and cash equivalents	(97)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,825	1,101
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,900	3,486
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,725	$4,587
CASH PAID FOR:
Interest	$221	$87
Income taxes	$-	$32
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Proceed from Option exercised for share receivable	$-	$35
Property & equipment acquired under banking loan	$785	$-
Investments in subsidiaries acquired through the issuance of common stock	$-	$397

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $51.5 million and $51.1 million as of June 30, 2007 and December 31, 2006, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT	Three Months Ended June 30		Six Months Ended June 30
WEIGHTED SHARES AND PER SHARE AMOUNTS)	2007	2006	2007	2006

Numerator: Earnings/ (Loss)	$244	$796	$(419)	$1,597
Denominator:
Weighted-average shares used to compute basic EPS	11,703,376	11,001,522	11,742,942	10,918,372
Weighted-average shares used to compute diluted EPS	11,979,949	11,001,522	12,019,514	10,918,372
Basic earnings (loss) per common share:	$0.02	$0.07	$(0.04)	$0.15
Diluted earnings (loss) per common share:	$0.02	$0.07	$(0.04)	$0.15

4.  OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2007(in thousands):

	June 30, 2007	December 31, 2006
	Unaudited Restated	Audited Restated
Prepayment	$600	$1,048
Utilities deposit	1,042	1,292
Receivable from Lion Zone Holdings Ltd	385	485
Prepaid expenses	224	408
Total	$2,251	$3,233

5.  GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
	Outsourcing	Telecom Value-Added	Products (Gaming and	Total
(US$000s)	Services	Services	Technology)	Restated
Balance as of December 31, 2006	$3,964	$461	$1,176	$5,601
Goodwill acquired during this quarter	-	-	657	657
Balance as of March 31, 2007	3,964	461	1,833	6,258
Goodwill acquired during the second quarter	-	-	-	-
Balance as of June 30, 2007	$3,964	$461	$1,833	$6,258

The Company acquired additional 31% interest in Take 1 Technology Ltd on January 5, 2007 and recorded additional goodwill amounting to $657,000. Prior to acquisition of additional interest, the Company owned 20% interest in Take 1 Technology Ltd (See note 13).

6.  ACCRUED EXPENSES & OTHER PAYABLES

Accrued expenses and other payables comprises of the following as of June 30, 2007 and December 31, 2006.

	2007	2006
(in thousands of US Dollars):	Unaudited Restated	Audited Restated
Professional fee	$692	$321
Director fee	174	100
Salaries and benefit payable	243	792
Marketing expense	627	389
Others	185	226
Total	$1,921	$1,828

7.  STOCKHOLDERS' EQUITY

a)      COMMON STOCK

For the six month period ended June 30, 2007, the Company had the following equity transactions: (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March. Such shares are valued at $ 1,090,914 (ii) 41,426 treasury shares were sold to the open market with total consideration $127,000.

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

The status of the Stock Option Plan as of June 30, 2007, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2005	756,100	$3.99
Granted	500,000	$4.75
Cancelled	(491,600))	$4.75
Exercised	(394,000)	$2.12
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING MARCH 31, 2007	370,500	$2.00
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING JUNE 30, 2007	370,500	$2.00

Following is a summary of the status of options outstanding at June 30, 2007:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2004-7-26	370,500	$1,063,335	0.07	$2.00	370,500	$2.00

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

d)  TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock as at June 30, 2007:

Number of shares
Escrow shares returned to treasury in 2003	800,000
Repurchase in the open market	40,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met (1)	529,848
Termination with ChinaGoHi	825,000
Incomplete acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Balance, June 30, 2007	2,572,969
Shares outstanding at June 30, 2007	11,782,072
Shares issued at June 30, 2007	14,355,041

(1)  Includes shares related to Clickcom 78,000, Guangzhou (Wanrong) 138,348, IMobile 153,500 and Games 160,000.

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

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	June 30, 2007
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of June 30, 2007.

Following is the summary of convertible debenture:

($,000)	$8 million convertible debenture	$945,000 convertible debenture	Total (unaudited)
Balance December 31, 2006	$8,000	$945	$8,945
Principal payment:
Redemption through shares	1,091	-	1,091
Cash payment	1,091	-	1,091
Balance June 30, 2007	$5,818	$945	$6,763

The Company issued 199,444 shares to redeem $1,090,909 of convertible note as of June 30, 2007.

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

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PacGames ranging between 26% and 32%. The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity. PacGames received the payment of $2.5 million and $2.5 million respectively for the first and second quarter of 2007.

In connection with the issuance of the note, PacGames incurred issuance costs of $204,121, which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note.

Following is the summary of convertible debenture:

($,000)	June 30, 2007
Convertible debenture	$5,000
Unamortized financing cost	(260)
$4,740

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

For the three months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total (Restated)
	($)	($)	($)	($)	($)
Revenues	3,767	432	4,722	100	9,021
(% of Total Revenues)	42%	5%	52%	1%	100%
Income / (Loss) from Operations	241	353	378	(625)	347
(% of Total Profit)	69%	102%	109%	(180)%	100%
Total Assets	7,985	4,140	18,203	10,595	40,923
(% of Total Assets)	20%	10%	44%	26%	100%
Goodwill	3,964	461	1,833		6,258
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the three months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total (Restated)
	($)	($)	($)	($)	($)
Revenues	3,538	344	8,914	418	13,214
(% of Total Revenues)	27%	3%	67%	3%	100%
Income / (Loss) from Operations	233	82	340	(483)	172
% of Total Profit)	135%	48%	198%	(281)%	100%
Total Assets	13,076	17,173	8,974	9,796	49,019
(% of Total Assets)	27%	35%	18%	20%	100%
Goodwill	3,964	1,570	430	-	5,964
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

For the six months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total (Restated)
	($)	($)	($)	($)	($)
Revenues	7,729	959	9,424	176	18,288
(% of Total Revenues)	42%	5%	52%	1%	100%
Income / (Loss) from Operations	641	349	1,623	(1,466)	1,147
(% of Total Profit)	56%	30%	141%	(128)%	100%
Total Assets	7,985	4,140	18,203	10,595	40,923
(% of Total Assets)	20%	10%	44%	26%	100%
Goodwill	3,964	461	1,833	-	6,258
Geographic Area	HK, PRC	HK, PRC	HK, PRC, Macau	HK,PRC

For the six months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total (Restated)
	($)	($)	($)	($)	($)
Revenues	6,560	639	11,851	836	19,886
(% of Total Revenues)	33%	3%	60%	4%	100%
Income / (Loss) from operations	439	168	395	(768)	234
(% of Total Profit)	188%	72%	169%	(328)%	100%
Total Assets	13,076	17,173	8,974	9,796	49,019
(% of Total Assets)	27%	35%	18%	20%	100%
Goodwill	3,964	1,570	430		5,964
Geographic Area	HK,PRC	HK,PRC	HK,PRC, Macau	HK,PRC

Product and service revenues classified by major geographic areas are as follows (in thousands):

For the three months ended June 30, 2007	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	3,338	1,384		4,722
Service revenues	3,371	928		4,299

For the three months ended June 30, 2006	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	7,684	1,230		8,914
Service revenues	3,490	810		4,300
For the six months ended June 30, 2007	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	6,489	2,935		9,424
Service revenues	6,863	2,001		8,864

For the six months ended June 30, 2006	Hong Kong, Macau	PRC	United States	Total (Restated)
Product revenues	9,620	2,231		11,851
Service revenues	6,516	1,519		8,035

10.  RELATED PARTY TRANSACTIONS

LEASE AGREEMENT

In November 2004, the Company entered into a lease agreement with EPRO for rental space in the amount of $1,923 per month. The term of the lease was one year and renewable by either party.

LOAN DUE FROM RELATED PARTIES

At June 30, 2007, there was a total loan receivable of approximately $2,351,000 due from related parties. Included in which were $325,000 from MOABC, $845,000 due from PACT Power , $150,000 due from PACT Solutions and $600,000 due from PACT Linkhead, which affiliated companies are 15% owned by PacificNet, and $431,000 from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of those subsidiaries. The amounts due from shareholders and directors of subsidiaries are comprised of $251,000 due from a shareholder of Yueshen, $64,000 due from a director of Soluteck and $116,000 due from a director of PACT Communications. Terms of these related parties loan receivables and payables are summarized below:

LOAN TO MOABC

MOABC is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $325,000 is outstanding from MOABC as of June 30, 2007. Terms of the convertible loan provide PacificNet an option at any time during the term of the loan to convert in part or in whole of the then outstanding loan principle into equity interest of MOABC, at $23,160 for each 1% of MOABC shares.

LOAN TO POWER

PacPower is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $845,000 is outstanding from PacPower as of June 30, 2007. The loan is interest bearing, ranging from 6% to 8% per annum.

LOAN TO SOLUTION

PacSo is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. A convertible loan of $150,000 is outstanding from PacSo as of June 30, 2007.  The loan bears an annual interest of 8% per annum.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of June 30, 2007. An aggregate of $600,000 is due from Linkhead as of June 30, 2007. The loan is interest bearing, ranging from 5% to 7% per annum, and is secured by personal guarantee of the company founder.

LOAN TO YUESHEN’S SHAREHOLDER

As of June 30, 2007, there was an aggregate of $251,000 due from the shareholder of Yueshen. This loan is secured by 106,240 PacificNet shares. The loan is interest bearing, ranging from 5% to 6% per annum.

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

LOAN TO COMMUNICATIONS' DIRECTOR

As of June 30, 2007, there was a loan outstanding of $116,000 receivable from a director of Communications, due on August 31, 2007. The interest rate for the loan is 10% per annum plus 1% penalty interest per month in case of delinquency. The loan is secured by 30,000 PacificNet shares.

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

(ii)	Smartime has an overdraft banking facility of up to $129,000 with a Hong Kong banking institution. This overdraft facility is secured by a personal deposit account of a director of Smartime.

BANK LOANS - Tabulated below are bank loans outstanding (in thousands):

	June 30,	December 31,
	2007 Unaudited/Restated	2006 Audited/Restated
Secured [1]	$865	$1,668
Unsecured	$1,939	$543
Current portion	$(642)	$(576)
Noncurrent portion	$2,162	$1,635

[1] The loans were secured by the following: joint and several personal guarantees executed by certain directors of the subsidiary of the Company; corporate guarantee executed by a subsidiary of the Company; second legal charge over a property owned by a subsidiary of the Company; and pledged bank deposits of $237,000 (2006: $234,000) of a subsidiary of the Company.

Aggregate future maturities of borrowing for the next five years are as follows:

(US$000s)	July 2007 to June 2008	July 2008 to June 2009	July 2009 to June 2010	July 2010 to June 2011	July 2011 to June 2012	Thereafter	TOTAL
Beijing PACT office mortgage (1)	$53	$55	$58	$62	$65	$757	$1,049
Shenzhen PACT office mortgage (2)	22	24	25	27	29	639	766
Sub-total	$75	$79	$83	$89	$94	$1,396	$1,816

Bank loans (3)	$444	$374	$47	$-	$-	$-	$865
AR factoring loans (3)	123	-	-	-	-	-	123
Sub-total	$567	$374	$47	$-	$-	$-	$988

TOTAL	$642	$453	$130	$89	$94	$1,396	$2,804

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

CAPITAL LEASE OBLIGATIONS - The Company leases various equipments under capital leases expiring in 2009. Aggregate minimum future lease payments under capital leases for each of the next three years are as follows: 2007: $100,000; 2008: $77,000, and 2009: $6,000.

Aggregate future lease payments
2007	$100,000
2008	77,000
2009	6,000
Thereafter
Total	183,000
Current portion	(100,000)
Non-current portion	$83,000

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

Information relating to the operations of the subsidiaries up to the periods of disposal during the three month period ended June 30, 2007 is as follows (in thousands of US Dollars)：

(In US$ thousands)	Linkhead	Clickcom	Power	PacTelso	Solutions	MOABC	3G	Total
Income (loss) from discontinued operations	$241	$(3)	$336	-	$79	$(23)	-	$630
Gain (loss) from discontinued operations	-	-	-	-	-	-	$(971)	$(971)
Net assets held for disposition (remaining interest)	$1,375	$809	$336	-	$80	$(65)	-	$2,535

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
(In thousands of US Dollars)

Estimated fair values:
Current Assets	$106,422
Intangible asset	64,665
Total Assets Acquired	171,087
Liabilities assumed	(728,156)
Net assets acquired	(557,069)
Investment on equity method	385,604
Loss from Investment	(285,260)
Goodwill	$657,413

At June 30, 2007, goodwill of $657,413 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes and the total amount of goodwill is reported under reportable segment for Products (Telecom & Gaming).

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

	Six months ended June 30
(un-audited and in thousands of U.S. dollars)	2007	2006
Revenue	$18,288	$20,459
Operating income	1,147	479
Net profit	$(419)	$1,673
Earnings per share – basic	$(0.04)	$0.15
Earnings per share – diluted	$(0.03)	$0.14

14.  INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies consists of the following as of June 30, 2007:

(US$ thousands)	COLLATERAL/OWNERSHIP % AND BUSINESS DESCRIPTION

	AMOUNT	DESCRIPTION
INVESTMENTS IN AFFILIATED COMPANIES:
Glad Smart	$30	15% ownership interest
Community media co.	4	5% ownership interest
Total	$34

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

Following the restatements of its financials statements for the years ended December 31, 2006, December 31, 2005, December 31, 2004 and first quarter review for the period ended March 31, 2007 the Company is now restating its second quarter review for the period ended June 30, 2007,  to account for the effects of its prior periods restatements.

Following are the effects of the restatement on the period ended June 30, 2007 and the year ended December 31, 2006:

	Six Months ended June 30,2007		Year ended December 31,2006
Consolidated Balance Sheets:	As reported	As restated	As reported	As restated

ASSETS:
Current assets	$28,748	$24,789	$17,041	$17,041
Non-current assets	15,003	16,134	24,841	19,885
Total assets	$43,751	$40,923	$41,882	$36,926
LIABILITIES
Current liabilities	$15,115	$15,939	$17,376	$18,321
Non-current liabilities	7,809	6,985	2,704	1,759
Total liabilities	22,924	22,924	20,080	20,080
Minority interest	3,672	3,272	6,874	2,869
STOCKHOLDERS' EQUITY
Common stock	1	1	1	1
Treasury stock	(130)	(145)	(257)	(272)
Additional paid-in capital	64,560	67,003	63,124	65,757
Cumulative other comprehensive income (loss)	123	(139)	220	(42)
Accumulated deficit	(47,187)	(51,509)	(47,739)	(51,090)
Stock subscription receivable	(212)	(484)	(421)	(377)
TOTAL STOCKHOLDERS' EQUITY	17,155	14,727	14,928	13,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,751	$40,923	$41,882	$36,926

	Six Months ended June 30,2007		Six Months ended June 30,2006
	As reported	As restated	As reported	As restated
Consolidated Statements of Operations:

Net revenue	$18,288	$18,288	$19,886	$19,886
Cost of sales	(13,388)	(13,388)	(16,757)	(16,757)
Gross profit	4,900	4,900	3,129	3,129
Selling, General and Administrative expenses	(3,365)	(3,365)	(2,496)	(2,496)
Stock-based compensation expenses	-	-	(242)	(242)
Income/(loss) from operations	1,147	1,147	233	233
Income/(loss) before income taxes, minority interest and discontinued operations	842	842	111	111
Income/(loss) before discontinued operations	(78)	(78)	(135)	(135)
Loss on disposal		971
Income/(loss) from discontinued operations	630	630	1,732	1,732
Net income available to common stockholders	$552	$(419)	$1,597	$1,597
Earnings/(loss) per common share:
Basic	$0.05	$(0.04)	$0.15	$0.15
Diluted	$0.05	$0.04	$0.13	$0.15
Shares used in computing earnings per share:
Basic	11,764,329	11,001,522	10,939,834	10,918,372
Diluted	12,040,902	11,001,522	11,902,019	10,918,372

Consolidated Statements of Cash Flows:

Net income (loss)	$552	$(419)	$1,597	$1,597
Stock-based compensation	-	-	242	-
Net cash provided by (used in) operating activities	995	2,210	(5,266)	(6,312)
Net cash used in investing activities	(1,141)	(1,860)	(3,500)	(2,989)
Net cash provided by (used in) financing activities	2,289	2,572	9,964	10,402
Effect of exchange rate on cash & cash equivalent	(97)	(97)	54	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,926	$2,825	$(869)	$1,101

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

18.  SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and six months ended June 30, 2007 were amounted to $9,021,000 and $18,288,000, which represented a year-over-year decline of 32% and 8% as compared to $13,214,000 and $19,886,000 for the three and six months ended June 30, 2006, respectively. The year-over-year decrease in revenues was mainly due to the Company’s Mobile phone wholesaling businesses in Greater China, which posted a year-over-year decrease of 21% and 79% for the second quarter and first half of the year, respectively. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

For the three months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,767	432	4,722	100	9,021
Earnings / (Loss) from Operations	241	353	378	(625)	347

For the three months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	3,538	344	8,914	418	13,214
Earnings / (Loss) from Operations	233	82	340	(483)	172

For the six months ended June 30, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	7,729	959	9,424	176	18,288
Earnings / (Loss) from Operations	641	349	1,623	(1,466)	1,147

For the six months ended June 30, 2006	Group 1.	Group 2.	Group 3.	Group 4.	Total
(in thousands, except percentages)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
	($)	($)	($)	($)	($)
Revenues	6,560	639	11,851	836	19,886
Earnings / (Loss) from operations	439	168	395	(768)	233

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

COST OF REVENUES

Cost of revenues for the three and six months ended June 30, 2007 were $6,660,000 and $13,388,000, representing a decrease of 42% and 20% from $11,437,000 and $16,757,000 as compared to the same periods of 2006, respectively. Cost of revenues as a percentage of the corresponding revenues was approximately 74% and 73% for the second quarter and first half of FY2007, respectively.

(1)
Outsourcing services: Cost of revenues from outsourcing services for the three and six months ended June 30, 2007 amounted to $2,880,000 and $5,859,000, an increase of 8% and 17% respectively, in each case compared with 2006; mainly due to increase of $40,000 in rental fees for two call centers in Hong Kong, increase of $225,000 for additional 110 headcounts and increased of $29,000 in depreciation of newly acquired computers during the quarter.

(2)
Telecom Value-added Services (VAS): Cost of revenues from VAS for the three and six months ended June 30, 2007 posted a reduction of 74% and 26% respectively, in each case compared with 2006. The decrease was mainly due to new WAP-based mobile phone games completed in Q1 for sales in Q2.

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

GROSS PROFIT

Gross profit for the three and six months ended June 30, 2007 was $2,361,000 and $4,900,000, a year-over-year increase of 33% and 57%, respectively, as compared to the comparable period of 2006. Gross margin was 26% and 27% for the three and six months ended June 30, 2007, as compared to 13% and 16% for the same period of prior year, respectively.  Quarterly improvement in gross margin, as well as the first half year, was attributed to higher margin gaming technology and electronic slot machine businesses.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

(2)
Telecom Value-added Services (VAS): Selling, general and administrative expenses attributed to VAS for the three and six months ended June 30, 2007 amounted to $96,000 and $219,000, an increase of 268 % and 1,117% as compared to the same periods of prior year. Significant increase of labor costs were primarily derived from traveling, entertainment and other expenses relating to business development of WAP-based mobile phone games.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(in US$ thousands, except percentages)	Three months ended June 30, 2007	Three months ended June 30, 2006	Percentage Change
Remuneration and related	$1,178	$637%	85
Office	345	226	53
Travel	172	83	107
Entertainment	58	39	49
Professional (legal and consultant)	70	137	(49)
Audit	116	119	(3)
Selling	75	84	(11)
Other	97	63	54
Recovery of provisions for doubtful accounts from subsequent collections	(313)	28	(1,218)
Total	$1,798	$1,416%	27

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(in US$ thousands, except percentages)	Six months ended June 30, 2007	Six months ended June 30, 2006	Percentage Change (%)
Remuneration and related	$2,218	$1,218%	82
Office	645	440	47
Travel	264	122	116
Entertainment	98	55	79
Professional (legal and consultant)	360	201	79
Audit	136	138	(1)
Selling	185	136	36
Other	149	158	(5)
Recovery of provisions for doubtful accounts from subsequent collections	(691)	28	(2,568)
Total	$3,365	$2,496%	35

INCOME / (LOSS) FROM OPERATIONS

On a quarter-over-quarter basis, income from operations amounted to $347,000 and $1,147,000 for the three and six months ended June 30, 2007 respectively, an increase of 102% and 393% as compared to the same periods of 2006 respectively. Segmented operating income of $241,000, $353,000 and $378,000 for the three months ended June 30, 2007 were generated from the Company's three business groups: (1) Outsourcing Services, (2) Telecom Value-Added Services, and (3) Products (Telecom & Gaming) Services, respectively. This compared to operating income of $233,000, $82,000 and $340,000 from the same groups for the same period last year, respectively. Segmented operating incomes of $641,000, $349,000 and $1,623,000 for the six months ended June 30, 2007 were generated from the Company's three business groups, which increased 46%, 108% and 311% as compared to operating incomes of $439,000, $168,000 and $395,000 from the same groups for the same period of the prior year, respectively. Significant increase in high quality operating income derived from gaming related operations provides a clear confirmation to the company’s newly adopted gaming technology strategy. Operating income from the gaming technology business accounted for 14% and 28% of the total operating income for the second quarter and first half of the year, respectively. Likewise, operating income from sale of electronic slot machines accounted for 53% and 50% of the total operating income for the respective period of the year.

INCOME TAXES

Management has made an income tax provision adjustment of $22,000 in the second quarter of FY2007, thus $46,000 for the six months ended June 30, 2007, as compared to $30,000 for the six months ended June 30, 2006. Interim income tax provisions are based upon management’s estimate of taxable income and the resulting consolidated effective income tax rate for the full year. As a result, such interim estimates are subject to change as the year progresses and more information becomes available. We, however, expect our income taxes to increase as our net income increases and the tax holidays we have benefited from in Hong Kong and the PRC expire.

MINORITY INTERESTS

Minority interests for the three and six months ended June 30, 2007 totaled $340,000 and $874,000 compared with $179,000 and $265,000 for the same period of the prior year, respectively, representing minority ownership interests in subsidiaries consolidated in the Company’s consolidated financial statements.

NET INCOME

On a year-over-year basis, net income for the three and six months ended June 30, 2007 recorded $244,000 and $(419,000) respectively. Net Loss is primarily due to the loss on disposal of discontinued operations of ($971,000), which is a one-time, non-cash charge caused by the disposal of our telecom assets related to Guangzhou 3G.  The loss is also the result of higher accounting expenses due to the re-audit process.

CASH

Net cash and cash equivalents at June 30, 2007 were approximately $4.73 million, an increase of approximately $2.83 million compared to December 31, 2006. This was primarily due to successful collection of certain doubtful debts of approximately $0.69 million and $5.7 million for the net proceeds from issuance of convertible debenture for the Company’s gaming technology business, net of acquisition of property and equipment of approximately $1.93 million.

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

PACIFICNET INC.

Date: December 17, 2007	By: /s/ Tony Tong
Name: Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: December 17, 2007	By: /s/ Daniel Lui
Name: Daniel Lui Chief Financial Officer (Principal Financial Officer)