Form 10-K/A
period 2006-12-31
PACIFICNET INC
filed 2008-03-13
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE - NONE

Explanatory Note:

This Annual Report on Form 10K/A ("Form 10K/A") is being filed as Amendment No. 2 to our Annual Report on Form 10K/A for the year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 11, 2007. We are amending the following items in this Amendment No. 2:

(i)	Part II. Item 9A. Controls and Procedures
(ii)
Part III. Item 10. Directors and Executive Officers and Corporate Governance. Compliance withSection 16(a) of the Exchange Act (to update director information for our newly elected directors who are signing the Annual Report on Form 10-K/A).

(iii)	Part IV. Item 15. Exhibits and Financial Statements

i

TABLE OF CONTENTS

PART II
ITEM 9A.	CONTROLS AND PROCEDURES	1

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE	1

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

iii

ITEM 9A. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Certain internal audit tests performed at the fiscal year-end of 2006 revealed that there were weaknesses inherent in the Company’s internal control system. Among which it was noted that there were insufficient checks and balances in place for controlling the company’s non-routine transactions, namely: accuracy and completeness of stock option expense calculation. Such weaknesses in our controls eventually led to prior period restatements for the years ended December 31, 2003, 2004, and 2005 respectively. As a result, our Chief Executive Officer and our former Chief Financial Officer concluded that there was a material weakness in our disclosure controls and procedures.

As of the end of the quarter covered by this report, the company had taken various steps to maintain the accuracy of our financial disclosures, and improve company internal control. An internal control SOX implementation team led by senior managers had been set up to uncover potential significant deficiencies inherent in the internal control systems of the company, including but not limited to risk identification, control procedure setup, staff training, segregation of incompatible job duties, design of management reporting system, definition and delegation of signing authority, establishment of documentation system and implementation of a company-wide SOX compliant ERP system. Absent systematic testing and documentation of the newly implemented controls, our chief executive officer and chief financial officer concluded that there was no evidence to prove that the material weakness in our disclosure controls and procedures discovered in the former years had been corrected for the quarter covered by this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of March 3, 2008:

Name	Age	Title
Tony Tong	38	Chairman and Chief Executive Officer
Victor Tong	36	President, Secretary, and Director
Daniel Lui	43	Chief Financial Officer
ShaoJian (Sean) Wang	41	Director
Su Guo Jing	37	Independent Director (2) (3)
Jeremy Goodwin	33	Independent Director (1) (3)
Tao Jin	38	Independent Director (1) (2) (3)
Mike Fei	38	Company Secretary and General Counsel
Ho-Man Poon	34	Independent Director (1)
Herman Brenninkmeijer	43	Director
Stephen A. Crystal	43	Independent Director

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

MR. SU GUO JING, age 37, has served on our board as an independent director since February 5, 2008. Mr. Su is currently the Chief Executive Officer of Beijing Lottery International Information Technology Development Ltd., Chairman of the Board of Directors of Vindaway Trading Co., Ltd. and a member of the China IT Channel Committee as well as a member of the 9th Beijing Enterprise Committee of the China National Democratic Construction Association. In 2005, Mr. Su became a shareholder of Beijing Lottery International Information Technology Development Ltd. In the same year, the company cooperated with the China Center for Lottery Studies of Peking University to found the magazine “Gaming Industry and Public Welfare” where Mr. Su served as a Special Advisor. Mr. Su became the second largest shareholder of Hubei Bothwin Investment Ltd. the following year. From 2004 to 2005, Mr. Su was the General Manager of the Paperless Lottery Department at the Beijing Welfare Lottery Center, taking charge of the operations of Happy 8 (a gaming method) and paperless lottery. In 2001, Mr. Su established Vindaway Trading Co., Ltd, which acquired related technology and facilities from Silicon Valley-based Filanet and launched the Interjak hardware series between 2002 and 2004. Prior to that, Mr. Su served as a Project Director at China National Electronics Import and Export Corporation. He is also referred to by industry reporters as “China’s Gaming Expert” because of his insights on gaming in China. Mr. Su graduated from the University of Shanghai where he studied Science and Technology from 1989 to 1992 and studied law at the Party School of the Central Committee of C.P.C. from 1998 to 2000.

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

MR. HO-MAN (MIKE) POON, age 34, has been an independent director of PacificNet since October 17, 2007. Mr. Poon is a Chartered Financial Analyst (CFA). He is the first session graduate of the EMBA course of the Tsinghua University and holds a Bachelor degree from the University of Hong Kong. He has been registered as dealing director and investment advisor since 2002. He has over 11 years experience in the equity and capital markets of the Greater China Region, ranging from direct investment, fund management, securities brokerage and financial advisory. He is experienced in deal structuring, especially in relation to transactions of the listed companies in Hong Kong. Since 2002, he has served  as the Chairman and the Chief Executive Officer of the Friedmann Pacific group of companies, which is a private financial groups covering investment, securities brokerage and financial services. He is a member of the Hong Kong Society of Financial Analyst and the member of the Hong Kong Institute of Directors.

MR. HARMEN BRENNINKMEIJER, age 43, has served on our board as a director since February 5, 2008. Mr. Brenninkmeijer is the Chief Executive Officer of Octavian International Ltd., a recently- acquired subsidiary of the Company (the “Octavian”). Mr. Brenninkmeijer founded Octavian in September 2001 to focus on the commercial opportunities presented by the market developing in Russia and to export gaming system technologies from Russia. Today, Octavian is a leading and innovative global developer of networked games and systems for the casino, AWP and lottery markets, and also a leading supplier of third party equipment from many of the gaming world's leading manufacturers. Prior to founding Octavian, Mr. Brenninkmeijer established a casino gaming division for the Gauselmann Group. During this period he opened and operated a number of casinos, including the Playboy Casino on the island of Rhodes. Prior to that he worked for Mikohn, where he was responsible for establishing the company's presence first in Europe, then in South Africa and Asia; traveling extensively, creating a worldwide network within the gaming industry. Having established a leadership role in the industry, he was elected the first chairman of the European Gaming Organization, a position he held for three years. He currently sits on the Advisory Board for the Global Gaming Expo ("G2E"), the world's leading gaming industry expo, and is a regular speaker and moderator at G2E and other international gaming industry events. Mr. Brenninkmeijer graduated from the Inter College School in Netherlands with a Bachelor degree in Business.

MR. STEPHEN A. CRYSTAL, age 43, has served on our board as an Independent Director since March 3, 2008.  Mr. Crystal has been the Chief Executive Officer and President of TableMAX Holdings, LLC, a leading provider of electronic table games, since August 2007. Mr. Crystal is also a former board member of Las Vegas Gaming, Inc., a game management system operator as well as founder and managing member of JMC Investments, LLC, an investment company whose portfolio includes gaming real estate and operations, gaming technology, hospitality and entertainment, and franchise assets. Prior to that, Mr. Crystal co-founded Barrick Gaming Corporation, which owned and operated six hotel casinos in Las Vegas. Prior to entering the gaming world, Mr. Crystal practiced law at Armstrong Teasdale, LLP, Gage & Tucker L.C, and Wirken & King, P.C. Mr. Crystal also served as an Equal Opportunity Specialist for the United States Department of Labor from May 1990 to May 1992 and served in the New Hampshire House of Representatives from December 1988 to August 1989. Mr. Crystal received his law degree from the American University, Washington College of Law in 1992 and his Bachelor degree from Dartmouth College in Political Science in 1986.

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

COMPENSATION COMMITTEE

As of December 31, 2006, our Compensation Committee consisted of Messrs. Jeremy Goodwin, Michael Chun Ha, Tao Jin, and Peter Wang, who are all independent directors. Our Compensation Committee currently consists of Messrs. Su Guo Jing, Jeremy Goodwin and Tao Jin. The Compensation Committee has a charter which states that it is the responsibility of the Compensation Committee to make recommendations to the Board of Directors with respect to all forms of compensation paid to our executive officers and to such other officers as directed by the Board and any other compensation matters as from time to time directed by the Board. The goal of the Compensation Committee’s policies on executive compensation is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining executives.

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

PACIFICNET INC.

Date: March 13, 2008	BY: /S/ TONY TONG Tony Tong
Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2008	BY: /S/ DANIEL LUI
Daniel Lui
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TONY TONG	Director, Chairman and CEO	March 13, 2008
Tony Tong

/s/ VICTOR TONG	Director, President and	March 13, 2008
Victor Tong

/s/ DANIEL LUI	Chief Financial Officer	March 13, 2008
Daniel Lui

	Director	March 13, 2008
Shao Jian Wang

	Director	March 13, 2008
Su Guo Jing

	Director	March 13, 2008
Tao Jin

/s/ JEREMY GOODWIN	Director	March 13, 2008
Jeremy Goodwin

	Director	March 13, 2008
Ho-Man Poon

/s/ HARMEN BRENNINKMEIJER	Director	March 13, 2008
Harmen Brenninkmeijer

/s/ STEPHEN A. CRYSTAL	Director	March 13, 2008
Stephen A. Crystal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Net Inc.

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their consolidated operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KABANI & COMPANY, INC.

LOS ANGELES, CA
March 30, 2007, except for notes 1, 2, 4, 6, 9, 10, 11, 12, 13, 14, 16, & 18 are as of November 5, 2007

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS–RESTATED
AS AT DECEMBER 31, 2006 AND 2005
(In thousands of United States dollars, except par values and share numbers)

	As at December 31,
	2006	2005
ASSETS	Restated	Restated
Current Assets:
Cash and cash equivalents	$1,900	$3,486
Restricted cash - pledged bank deposit	234	163
Accounts receivables, net of allowances for doubtful accounts	8,141	3,841
Inventories	201	203
Loan receivable from related parties	1,706	2,328
Loan receivable from third parties	128	1,062
Marketable equity securities - available for sale	558	539
Other current assets	4,173	1,375
Total Current Assets	17,041	12,997

Property and equipment, net	4,711	958
Intangible assets, net	323	0
Investments in affiliated companies and subsidiaries	115	1,161
Goodwill	5,601	3,964
Net assets held for disposition	8,664	8,854
Other assets	471	-
TOTAL ASSETS	$36,926	$27,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$855	$1,059
Bank loans-current portion	576	188
Capital lease obligations - current portion	120	126
Accounts payable	1,266	628
Accrued expenses and other payables	1,828	704
Customer deposits	352	335
Convertible debenture	8,000	-
Warrant liability	904	-
Liquidated damages liability	2,837	-
Loan payable to related party	638	759
Total Current Liabilities	17,376	3,799

Bank loans - noncurrent portion	1,635	6
Capital lease obligations - noncurrent portion	124	78
Convertible debenture - non current portion	945	-
Total long-term liabilities	2,704	84

Total liabilities	20,080	3,883

Minority interest	2,869	846
Commitments and contingencies	-	-
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none	-	-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
December 31, 2006 - 14,155,597 issued; 11,541,202 outstanding; December 31, 2005: 12,000,687 issued, 10,809,562 outstanding	1	1
Treasury stock, at cost (2006: 2,614,395 Shares, 2005: 1,191,125 shares)	(272)	(134)
Additional paid-in capital	65,757	61,979
Cumulative other comprehensive income	(42)	(15)
Accumulated deficit	(51,090)	(38,627)
Less: stock subscription receivable	(377)	-
Total Stockholders' Equity	13,977	23,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,926	$27,934

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

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – RESTATED
(In thousands of United States dollars, except number of shares)

	Common Stock Outstanding		Additional Paid-in Capital	Cumulative Other Comprehensive Income/(loss)	Accumulated Deficit (Restated)	Treasury Stock		Stock Subscription Receivable	Total Stockholders' Equity (Restated)
	Shares	Amount				Shares	Amount
Balance at December 31, 2003, as restated	5,363,977	$1	$31,790	$(24)	$(28,056)	800,000	$(5)	$-	$3,706
Issuance of common stock for acquisition of subsidiaries	1,756,240	-	9,938	-	-	-	-	-	9,938
Proceeds from the sale of common stock, net of related costs	2,205,697	-	12,330	-	-	-	-	-	12,330
PIPE related Expenses	-	-	(205)	-	-	-	-	-	(205)
Issuance of common stock for acquisition of affiliate	149,459	-	1,547	-	-	-	-	-	1,547
Repurchase of common stock	(33,616)	-	-	-	-	33,616	(114)	-	(114)
Stock issued for services	50,000	-	132	-		-	-	-	132
Stock issued in error	83,000	-	-	-	-	-	-	-	-
Stock options expense	-	-	1,246	-	-	-	-	-	1,246
Exercise of stock options and warrants for cash	219,364	-	606	-	-	-	-	-	606
Foreign currency translation gain	-	-	-	2	-	-	-	-	2
Excess finders fee charged adjusted	-	-	345	-	-	-	-	-	345
Net loss	-	-	-	-	(5,425)	-	-	-	(5,425)
Balance at December 31, 2004	9,794,121	1	57,730	(22)	(33,482)	833,616	(119)	-	24,108
Issuance of common stock for acquisition of subsidiaries	515,900	-	3,971	-	-	-	-	-	3,971
Stock issued for services	20,000	-	63	-	-	-	-	-	63
Repurchase of common stock for acquisition of affiliate	(149,459)	-	(1,547)	-	-	149,459	-	-	(1,547)
Cancellation of common stock	(45,000)	-	-	-	-	45,000	-	-	-
Repurchase of common shares	(2,000)	-	-	-	-	2,000	(15)		(15)
Stock options expense	-	-	282	-	-	-	-		282
Exercise of stock options and warrants for cash	676,000	-	966	-	-	-	-		966
Holdback shares as contingent consideration due to performance targets not yet met	-	-	-	-	-	298,550	-		-
Share consideration for acquisition of subsidiary deemed issued under S&P	-	-	-	-	-	(137,500)	-		-
Excess finders fee charged adjusted	-	-	455	-	-	-	-		455
Option exercise price adjusted	-	-	60	-	-	-	-		60
Foreign currency translation gain	-	-	-	7	-	-	-		7
Net loss	-	-		-	(5,145)	-	-		(5,145)
BALANCE AT DECEMBER 31, 2005	10,809,562	1	61,979	(15)	(38,627)	1,191,125	(134)		23,204
Exercise of stock options for cash and receivable	418,000	-	834	-	-	(24,000)	-	-	834
Issuance of common stock for acquisition of subsidiaries	618,112	-	4,346	-	-	1,142,798	-	-	4,346
Cancellation of common stock	(275,000)	-	(1,672)	-	-	275,000	-	-	(1,672)
Repurchase of common shares (Treasury shares)	(29,472)	-	-	-	-	29,472	(138)	-	(138)
Foreign currency translation loss	-	-	-	(27)	-	-	-	-	(27)
Stock options expense	-	-	242	-	-	-	-	-	242
Goodwill opening balance adjustment	-	-	-	-	(48)	-	-	-	(48)
Issuance of warrants for issuing fee of convertible debts	-	-	28	-	-	-	-	-	28
Stock subscription receivable	-	-	-	-	-	-	-	(377)	(377)
Net loss	-	-	-	-	(12,415)	-	-	-	(12,415)
BALANCE AT DECEMBER 31, 2006	11,541,202	$1	$65,757	$(42)	$(51,090)	2,614,395	$(272)	$(377)	$13,977

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

CONTINGENCIES

The Company accounts for contingency using SFAS 5 ‘Accounting for Contingencies’. This statement requires accrual by a charge to income (and disclosure) for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks ("reserves for general contingencies") are no longer permitted. As at December 31, 2006 the Company recorded ‘Liquidated Damages’ liability on suspension of use of registration statement as an ‘Event of default’ under this statement.

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

Risk-free interest rate	4.78%
Expected life of the options	5.00 years
Expected volatility	37.08%
Expected dividend yield	0%

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31, 2006:

	Number of shares	Remarks
Escrowed shares returned to treasury in 2003	800,000
Shares purchased in the open market	40,888
Repurchase of shares from Take 1	149,459
Repurchase of shares from Yueshen	24,200
Cancellation of former employee shares	45,000
Termination with ChinaGoHi	825,000	Returned shares plus Escrow shares
Incomplete acquisition of Allink	200,000
Holdback shares as contingent consideration due to performance targets not yet met	529,848	Includes shares related to Clickcom (78,000); Guangzhou(Wanrong (138,348); iMobile (153,500); Games (160,000);
Balance, December 31, 2006	2,614,395
Shares outstanding at December 31, 2006	11,541,202
Shares issued at December 31, 2006	14,155,597

11. INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States.

The components of income before income taxes are as follows:

(USD000s)	2006	2005	2004
Income subject to PRC	$1,662	$1,308	$1,923
Loss subject to Hong Kong	(8,053)	(4,451)	(3,629)
Loss subject to United States	(5,961)	(1,947)	(3,612)
Income (loss) before taxes	(12,352)	(5,090)	(5,318)
Less: income taxes	(63)	(55)	(106)
Net income available to common stockholders	$(12,415)	$(5,145)	$(5,424)

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

Below is the detailed effect of the restatement (In thousands of US Dollars):

	2006	2006	2005	2005
	As reported	As restated	As reported	As restated
Consolidated Balance Sheets:
ASSETS:
Current assets	$17,041	$17,041	$31,130	$12,997
Non-current assets	24,841	19,885	20,073	14,937
Total assets	$41,882	$36,926	$51,203	$27,934
LIABILITIES
Current liabilities	$17,376	$17,376	$10,620	$3,799
Non-current liabilities	2,704	2,704	84	84
Total liabilities	20,080	20,080	10,704	3,883
Minority interest	6,874	2,869	8,714	846
STOCKHOLDERS' EQUITY
Common stock	1	1	1	1
Treasury stock	(257)	(272)	(119)	(134)
Additional paid-in capital	63,124	65,757	57,690	61,979
Cumulative other comprehensive income (loss)	220	(42)	247	(15)
Accumulated deficit	(47,739)	(51,090)	(25,990)	(38,627)
Stock subscription receivable	(421)	(377)	(44)
TOTAL STOCKHOLDERS' EQUITY	14,928	13,977	31,785	23,204
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,882	$36,926	$51,203	$27,934

Consolidated Statements of Operations:
Net revenue	$42,738	$42,738	$44,341	$17,307
Cost of sales	(36,217)	(36,217)	(33,439)	(13,221)
Gross profit	6,521	6,521	10,902	4,086
Selling, General and Administrative expenses	(5,810)	(11,126)	(6,333)	(5,447)
Stock-based compensation expenses	(242)	(242)	-	(282)
Income/(loss) from operations	(13,988)	(7,533)	4,569	(5,608)
Income/(loss) before income taxes, minority interest and discontinued operations	(19,106)	(12,661)	5,645	(5,219)
Income/(loss) before discontinued operations	(18,999)	(12,554)	2,498	(5,880)
Net income available to common stockholders	$20,093	$(12,415)	$2,489	$(5,145)
Earnings/(loss) per common share:
Basic	$(1.78)	$(1.08)	$0.25	$(0.51)
Diluted	$(1.78)	$(1.08)	$0.23	$(0.51)
Shares used in computing earnings per share:
Basic	11,258,547	11,538,664	10,154,271	10,156,809
Diluted	11,964,587	11,538,664	10,701,211	10,156,809

Consolidated Statements of Cash Flows
Net income (loss)	$20,093	$(12,415)	$2,489	$(5,145)
Stock-based compensation	242	242	-	282
Net cash provided by (used in) operating activities	(8,885)	(8,190)	9,250	5,635
Net cash used in investing activities	(1,297)	(3,313)	(6,199)	(10,893)
Net cash provided by (used in) financing activities	8,638	9,943	24	(696)
Effect of exchange rate on cash & cash equivalent	(43)	(27)	(260)	7
NET INCREASE IN CASH AND CASH EQUIVALENTS	$(1,587)	$(1,586)	$2,815	$(5,947)
b