Form 10-K
period 2007-12-31
PACIFICNET INC
filed 2008-06-12
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Room 4203, Jinzhonghuan Business Building, Futian District, Shenzhen, China. Postal Code: 518040
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b) of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2007 was approximately $51,171,987 based upon the closing sale price of $4.27 per share as reported by The NASDAQ Global Market on such date. There were 14,314,072 shares of the Company's common stock outstanding on December 31, 2007.

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

PART I

ITEM 1. BUSINESS

As used in this report, "we", "us," "our," "Company", "PacificNet" or "PACT" refers to PacificNet Inc., a Delaware corporation.

OVERVIEW

PacificNet, Inc. (NASDAQ: PACT) is a leading developer and provider of gaming technology for the land-based, online and mobile game operators in Asia. Established in 2000 as a provider of e-commerce and Customer Relationship Management (CRM) solutions for the China market, the company changed focus in 2006 and has been divesting its legacy telecom and CRM business while pursuing a strategy to focus on gaming technology and games development for the global gaming market. Due to the contribution of the highly experienced executives of our gaming subsidiaries, including PacificNet Games (PactGames) and Take1 Technologies (Take 1), PacificNet is able to offer world-leading solutions in casino equipment supply and in the development, installation and support of systems and game content for the casino, lottery and Amusement With Prizes (AWP) markets. Positioning itself as a systems integrator for the gaming industry, with a special focus on the emerging markets, PacificNet enables customers to integrate gaming operations, linking electronic gaming machines, tables and larger networks so that operators can build efficient and highly attractive gaming operations that drive revenue growth and profit opportunity and enhance the customer experience. PacificNet's gaming clients include leading hotels, casinos, and gaming operators in Asia, Europe, and other gaming markets around the world. The Company employs approximately 500 staff in its various subsidiaries with offices in Macau, Hong Kong, China, Philippines, and the US.

During the year we took decisive measures to address the negative impact on our overall profitability as a result of China Mobile’s VAS policy change and the increasingly competitive telecom products market in China. These measures included considering strategic alternatives for our low-margin telecom businesses, such as sales, spin-offs and mergers and turning our focus to the higher margin and rapidly expanding gaming and entertainment industries. To do this, in September 2006, we opened an office in Macau. By leveraging the entertainment software and hardware development expertise of our CRM and telecom businesses in combination with the access to market of our newly-acquired PacificNet Games Limited subsidiary, we seek to brand ourselves as a leading gaming technology provider in the emerging gaming markets in Macau and Asia. We believe that due to the success of our new generation Asian oriented gaming software, our gaming business has begun to draw the attention of some other first tier gaming operators in Macau, North Asia, South America and Italy. Going forward, while we are focused on increasing market share in the aforementioned rapidly growing gaming markets, we intend to take full benefit of our first-mover advantage in the Asian market by entering into long term gaming software licensing and servicing agreements with both land-based and on-line gaming operators in those less developed South-East Asian gaming markets, in particular the Philippines and Cambodia.

PacificNet’s Operations include the following four groups:

1. Software Outsourcing Services. We provide (1) Business Process Outsourcing (BPO), such as call centers, CRM and telemarketing services and (2) IT Outsourcing (ITO), such as outsourced software programming and development services in our CMM3 Certified software development center in China. Our business process outsourcing services generate revenues from call center services, call center management software sales, and training and consulting. We invoice our call center clients monthly at per seat monthly rates, a base price plus commission per call, or a per hour charge rate, depending on the client's preference. Our call center software clients pay per license, for which there is usually a one-time charge on sale of the software and annual maintenance fees for service.

2. Telecom Value-Added Services (VAS). We are value-added resellers and providers of Content Providing (CP), Platform Providing (PP) and Service Providing (SP) telecom VAS, such as Interactive VoiceResponse (IVR) systems, call center management systems and Voice Over Internet Protocol (VOIP), as well as mobile phone VAS, such as Short Messaging Services (SMS) and Multimedia Messaging Services (MMS). We charge per project for our consulting and training services and for our telecom VAS, which are invoiced throughout the project. Our telecom VAS often includes a post-sale service contract for systems integration and consulting services for which we bill separately.

3. Telecom and Gaming Products and Services. Our telecom and gaming products and services include distribution services, multimedia interactive self-service kiosk distribution, online mobile phone distribution, and the design, manufacture, and marketing of gaming machines (Asian multi-player electronic gaming machines). In addition to gaming machines, we also offer the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets a wide range of gaming technology solutions including gaming related maintenance.  Our products (telecom & gaming) and services group generates revenue from two main streams. We generate revenue from the sale of entertainment kiosks and cell phones (which are sold cash-on-delivery) and we generate revenue from the sale of Asian multi-player electronic gaming machines and gaming technology solutions. Going forward, we intend to earn gaming operations revenue from offering our customers a wide range of lease and rental options and earn royalty income from game content licensing agreements.

4. Other Business Services. We have a number of subsidiaries that we use primarily for administration, internal control and acquisition purposes.

CORPORATE STRUCTURE

We conduct our business operations through operating subsidiaries in our Gaming Technology Business Unit and our Legacy Business Unit:

(I) GAMING TECHNOLOGY BUSINESS

TAKE1 TECHNOLOGIES GROUP LIMITED ("TAKE1")

Take1 Technologies (http://www.take1technologies.com), is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, Electronic Gaming Machines (EGM), bingo and slot machines, Amusements With Prizes(AWP) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, client-server systems and cabinets. Take1 is a leading designer, developer and manufacturer of multimedia entertainment and communication kiosk products including photo and video entertainment kiosks, digital camera photo development stations, Multimedia Messaging Services (MMS) and mobile content download stations for mobile phones, and other coin-operated peripherals and consumables. Take1 Technologies is based in Hong Kong and markets and distributes its products around the world including the USA, Canada, Mexico, Europe, China, and Southeast Asia.

PACIFICNET GAMES LIMITED (PactGames)

PacificNet Games Limited (“PactGames”, www.PactGame.com) is a leading provider of Asian multi-player electronic gaming machines, gaming technology solutions, gaming related maintenance, IT and distribution services for the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets.

(II) LEGACY TELECOM AND CRM BUSINESS

(A) SOFTWARE & OUTSOURCING SERVICES GROUP

1) PACIFICNET EPRO HOLDINGS LIMITED: PacificNet Epro Holdings Limited (referred to herein as "Epro"), a company incorporated in the Hong Kong Special Administrative Region of the PRC, is engaged in the business of providing call center and Customer Relationship Management (CRM) services, mobile marketing and promotion services, call center training, management and consulting services. Epro was sold on April 18, 2008 for an aggregate purchase price of HK$21 million.

2) PACIFIC SMARTIME SOLUTIONS LIMITED / PACIFIC SOLUTIONS TECHNOLOGY (SHENZHEN) CO. LTD. (PactSo): Pacific Smartime Solutions Limited (referred to herein as "Smartime") is an IT outsourcing company incorporated in Hong Kong that operates through its China subsidiary Pacific Solutions Technology (Shenzhen) Co. Ltd. (referred to herein as: PactSo), which is a leading provider of outsourcing services including software development, R&D, and project management services in China. Smartime employs over 280 staff and provides outsourcing services to the leading telecom, banking and financial services companies in China, including Huawei, IBM, and Bank of East Asia. In December 2004, Smartime launched a new software development outsourcing center in Shenzhen, currently occupying one floor with 13,000 square feet. PacificNet's software R&D and outsourcing unit, Pacific Solutions Technology, is a CMM Level 3 certified software development center with over 200 software programmers and specializes in the development of high-end client-server application software, internet e-commerce software, online and casino gaming systems and slot machines, banking and telecom applications using Microsoft Visual C++, Java, and other rapid application development tools.

(B) TELECOM VALUE-ADDED SERVICES (VAS) PROVIDER

GUANGZHOU WANRONG INFORMATION TECHNOLOGY CO., LIMITED (Incorporated in the PRC)

Guangzhou Wanrong Information Technology Co., Ltd. ("Guangzhou Wanrong,) is one of the leading value-added telecom service providers in China. Since its inception in 2003, Guangzhou Wanrong has achieved strong growth in its VAS including SMS, WAP, JAVA, MMS, IVR, multimedia entertainment download services, media interactive products, mobile email services, life, sports, entertainment, and business information services. Guangzhou Wanrong was granted nationwide SMS service numbers "2388" for China Mobile and "9928" for China Unicom.

(C) PRODUCTS GROUP

1) PACIFICNET COMMUNICATIONS LIMITED

PacificNet Communications Limited (referred to herein as "PactCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in the sales and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China.

2) PACIFICNET IMOBILE (BEIJING) TECHNOLOGY CO., LIMITED (Incorporated in the PRC)

PacificNet iMobile (Beijing) Technology Co., Ltd ("iMobile") is the leading internet e-commerce distributor of mobile products in China. It provides Internet, email, customer service centers, pre and post-sale services, logistics and Cash On Delivery (COD) services to mobile consumers in China. iMobile's 18900.com e-commerce operations combine online internet services with its offline customer services network comprised of a nationwide chain of logistics and customer service centers covering 21 provinces and 40 major cities in China including Beijing, Shanghai, Chongqing, Tianjin, Chengdu, Dalian, Qingdao, Guangzhou, Shenzhen, Zhuhai, Dongguan, Hangzhou, Suzhou, Ningbo, Wenzhou, Nanjing, Wuhan, Xian, Harbin, Qiqihaer, Hunan and Changsha. iMobile has developed into the largest online mobile phone sales company in China and has partnered with Sina, Netease, China.com, joyo.com, and 263.net on e-commerce cooperation. iMobile's 18900.com operation is the designated Internet distributor for Motorola, Nokia, and NEC's mobile products in China.

OTHER BUSINESS ENTITIES

1) PACIFICNET LIMITED (INCORPORATED IN HONG KONG)

PacificNet Limited is incorporated in Hong Kong as a wholly owned subsidiary of PacificNet Inc. Its primary purpose is to handle the general administrative operations of PacificNet in Hong Kong.

2) PACIFICNET STRATEGIC INVESTMENT HOLDINGS LIMITED (Incorporated in the BVI)

PacificNet Strategic Investment Holdings Limited (referred to herein as "PactInvest"), incorporated in the British Virgin Islands (BVI), is a wholly owned subsidiary of PacificNet that specializes in strategic investment, direct investment, mergers and acquisitions, joint venture development, and other financial and investment services in Hong Kong and Greater China. Its primary purpose is to help PacificNet identify strategic investment opportunities, process deal flow, conduct due diligence, negotiate terms and valuation, monitor investment performance and conduct synergy development, with a focus in China investment opportunities related to PacificNet's business.

3) PACIFICNET TECHNOLOGY (SHENZHEN) LIMITED (Incorporated in the PRC)

PacificNet Technology (Shenzhen) Limited (referred to herein as "PactSZ") incorporated in the PRC as a Wholly Owned Foreign Enterprise (WOFE), is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is to provide administrative support back-office, IT support and software development services, to support PacificNet's operations in China and to conduct the general administrative operations of PacificNet in China.

4) PACIFICNET BEIJING LIMITED (Incorporated in the PRC)

PacificNet Beijing Limited (referred to herein as "PactBJ") incorporated in the PRC as a wholly owned foreign enterprise (WOFE) is a wholly owned subsidiary of PacificNet Limited Hong Kong. Its primary purpose is to provide administrative back-office support, IT support and software development services, to support PacificNet's operations in China, and to conduct the administrative operations of PacificNet in China.

DEVELOPMENTS DURING FISCAL YEAR 2007

1) JOINT VENTURE WITH BELLSYSTEM24 JAPAN TO PROVIDE CALL CENTER & CRM SERVICES IN SHANGHAI, CHINA (BELL-PACT)

On January 5, 2007, we entered into a joint venture agreement with Bellsystem24, the largest telemarketing call center in Japan, to form a new joint venture company called BELL-PACT Consulting Limited. The new joint venture company is jointly owned 40% by PacificNet and 60% by Bellsystem24. The joint venture offers CRM call center consulting and training services, technical and business consulting services, network product sales, software development, system integration, as well as value-added services and other relevant services out of Shanghai catering to the Greater China markets.

2) ACQUISITION OF ADDITIONAL SHARES IN TAKE1 TECHNOLOGIES IN Q1 2007

On January 5, 2007, we entered into a Securities Subscription Agreement to exercise an option to acquire an additional 31% interest in Take 1 Technologies Limited "Take 1". On May 3, 2007, we consummated the purchase for $594,847 (to be paid entirely with shares of PacificNet: 149,459 PACT Shares, valued at $3.98 per share). As a result, we became the majority and controlling shareholder of Take1 with our ownership percentage increased from 20% to 51%.

3) COMPLETION OF $5 MILLION PRIVATE PLACEMENT FINANCING FOR GAMING TECHNOLOGY EXPANSION IN MACAU AND ASIA

On February 6, 2007, PactGames entered into a definitive agreement for a $5 million financing in the form of a secured convertible note with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds from the financing were used to provide PactGames with additional working capital to expand its gaming technology operations, funding for strategic acquisitions in China and funding for general corporate purposes. The $5 million convertible note issued by PactGames to Pope matures on February 6, 2010, and may be converted into 26% to 32% ownership interest in PactGames based on reaching certain net income milestones during fiscal year 2007. The interest rate on the convertible note will initially be set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

4) PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES AND WARRANTS

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

Under the terms of a registration rights agreement entered into at the time of the private placement, the Company was obligated to file a registration statement with respect to the shares issuable under the debenture and the warrants by April 30, 2006, and have the registration statement declared effective by the SEC no later than June 28, 2006. Due to various factors, the Company did not file the registration statement until May 15, 2006, and it was not declared effective until December 8, 2006. Therefore, under the terms of the registration rights agreement, the Company was obligated to pay liquidated damages to the investors at the rate of 2% of the principal amount of the debenture each month beginning on June 28, 2006 up to a maximum of 20% per holder, in the event we suspend use of the prospectus for longer than 15 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period. Moreover, at the election of the debenture holder, our debenture could be declared in default, resulting in acceleration of the amounts due, if such suspension continues more than 20 consecutive trading days or 60 non-consecutive trading days during any 12-month period, which was equal to $1,120,000, in the aggregate as at December 31, 2006.

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

In July 2007, we failed to timely make scheduled principal and interest payments under the Amended Debenture in the aggregate amount of $8,000,000. Pursuant to the terms of the Amended Debenture, we were obligated to make monthly redemption payments commencing on January 1, 2007, until the Amended Debenture was redeemed in full. On August 1, 2007, the Company made the July monthly redemption and interest payments to all of the debenture holders.  The Company has calculated the amount of the direct financial obligation as accelerated and increased to be $3,079,091.

5) SALE OF GUANGZHOU 3G

As part of our strategy to move away from telecom VAS, on April 30, 2007, through our wholly-owned subsidiary, PacificNet Strategic Investment Holdings Limited (“PSI Holdings”), we entered into a stock purchase and sale agreement with Heyspace International Limited to sell PSI Holdings’ 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited. The purchase price is $6,000,000 payable in installments over a six month period or earlier if Heyspace completes its initial public offering prior to October 31, 2007. Heyspace paid an initial purchase price of $1,000,000. On November 25, 2007, we entered into a memorandum of understanding (“MOU”) with Heyspace. Pursuant to the MOU, we agreed with Heyspace that for a period commencing on November 25, 2007 through March 31, 2008, we are free to seek new buyers to purchase PSI Holdings’ share ownership in Guangzhou 3G at a consideration and term which at a minimum will not cause any disposal loss to us. In addition, Heyspace agreed to return to us as part of the collateral the 46% ownership of Guangzhou3G which Heyspace had agreed to purchase, but did not complete its payment obligations under the stock purchase and sale agreement.

PacificNet and Heyspace entered into a Supplement Agreement for 3G’s deal on 20th March, 2008. According to this supplement agreement, Heyspace should pay the remaining USD$5,000,000 on or before 31 March, 2009, otherwise PacificNet has right to reclaim the unpaid 46% shares of Pacific 3G Information & Technology Co., Limited, and demand for an annual interest rate of 12%.

RECENT DEVELOPMENTS

1) SALE OF EPRO TELECOM - CRM CALL CENTER

On April 18, 2008, PacificNet, consummated the sale of the Company's subsidiary, PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC ("Epro"), which is primarily engaged in the business of providing call center telecom and customer relationship management services as well as other business outsourcing services in China. Pursuant to the terms of the Sales and Purchase Agreement (the "Agreement") entered into between the Company and Epro Group International Limited (the "Epro Group International"), PacificNet sold its entire share ownership of 7,766,993 shares in Epro for HK$21 million.

Upon execution of the Agreement, the Company received a payment of HK$3 million. PacificNet shall receive the remaining purchase price in installments over the next twenty-four months.

Pursuant to the terms of the Agreement, within sixty days of the closing, Epro shall repay PacificNet HK$2 million for an interest bearing loan granted from PacificNet to Epro.

2) NOTICE OF DELISTING OR FAILURE TO SATISFY A CONTINUED LISTING RULE OR STANDARD; TRANSFER OF LISTING.

On April 16, 2008, PacificNet received a letter from The NASDAQ Stock Market indicating that as a result of the Company's failure to file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company is not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14). NASDAQ Marketplace Rule 4310(c)(14) which requires the Company to make on a timely basis all filings with the Securities and Exchange Commission, as required by the Securities Exchange Act of 1934, as amended.

As a result of failure to timely file the Annual Report on Form 10-K, PacificNet’s securities were subject to delisting from the NASDAQ Stock Market at the opening of business on April 25, 2008, unless PacificNet appealed such determination. PacificNet has appealed the NASDAQ Staff's determination and requested a hearing before the NASDAQ Listing Qualifications Panel, which automatically stayed the delisting of PacificNet's common stock pending the Panel's review and determination. The hearing has been set for June 12, 2008.

Although there can be no assurance that the Panel will grant the Company's request for continued listing, once the 10-K and 10-Q are filed, the Company believes the NASDAQ non-compliance situation will be remedied.

PRODUCTS AND SERVICES OFFERED

Gaming Technology Operations

Through our gaming technology subsidiaries in Macau, China, we design, manufacture and market innovative electronic gaming machines, bingo machines, AWP and VLTs for customers in legalized gaming jurisdictions in Macau, Asia, and Europe. Our video gaming machines include localized Chinese and Asian themes, content, advanced graphics and digital sound effects and music. Amusing, entertaining or familiar graphics and musical themes with Chinese and Asian contents add to the player appeal of our games in Asia.

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

•           Multi-player Electronic Table Games, eTable Series of Multiplayer Gaming Machines
•           Multi-player Electronic Baccarat Machines
•           Multi-player Electronic Sicbo Machines
•           Multi-player Electronic Roulette Machines
•           Multi-player Electronic Fish-Prawn-Crab Machines
•           Slot Machines
•           Electronic Bingo Machines
•           Video Lottery Terminals (VLTs)
•           Server-Based Gaming Machines (SBG)
•           Amusement With Prizes (AWP) Machines
•           Online Gaming Software Development
•           Client-Server Gaming Systems
•           CMM Level 3 Certified Gaming Software Development Center in China
•           Cabinet Design and Sales, Parts Sales, OEM Games. We design and sell gaming machine cabinets, replacement parts.

PACT Gaming Technology

1. Participation games: Company-owned gaming machines that we lease to casino operators based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered.

2. Wide Area Game Network, Community Gaming: Electronically linked gaming machines that are located across multiple casinos within a gaming jurisdiction contribute to and compete for large, system-wide progressive jackpots. They are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a stand-alone gaming machine.

3. Local Area Progressive Jackpots (LAP) participation games: Electronically linked gaming machines that are located within a single casino to a progressive jackpot for that specific casino.

4. Lottery Products, Video Lottery Terminals, Mobile Lottery Terminals, Online Paperless Lottery Sales Systems: Video gaming machines featuring with localized Chinese and Asian themes and content, advanced graphics, digital sound effects and many of the same features as our other gaming machines.

5. Server-based Gaming: A gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that also enables custom configuration by operators and central determination of game outcomes.

Legacy Business Operations

Customer Relationship Management (CRM) and gaming technology, are both rapidly expanding business sectors in Asia. The services offered by each of our subsidiaries can be classified within one of the following three business groups:

1. OUTSOURCING SERVICES

A) BUSINESS PROCESS OUTSOURCING

Epro operated our call center offering 24 hour answering and automatic-answering service hotlines in our service areas, handling customer inquiries regarding services, billing, and technical support, as well as customer complaints. Epro was sold on April 18, 2008.  See “Recent Developments”.

B) SOFTWARE DEVELOPMENT OUTSOURCING

Pacific Solutions Technology (PactSo) provides outsourced consulting services and programming services, including software development, R&D, and project management to leading telecom, banking and financial services companies that include Huawei, IBM, Bank of East Asia and others. PacSo specializes in software application development and software outsourcing services for the telecom and gaming industries. The scope of PactSo's products and services includes smart card solutions, web-based front-end applications and web-based connections to backend enterprise planning systems.

2) TELECOM PRODUCTS

PacificNet Communications Limited (referred to herein as "PactCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in the sale and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China.

iMobile's Internet portal has been one of the top ranked traffic sites and has achieved 5.4 million registered online users and over 1,200,000 active users, with 10 million daily page views and 40,000 blog postings per day, which makes iMobile the top ranked site in its category in China.

FINANCIAL INFORMATION ABOUT OUR BUSINESS SEGMENTS

We identify and classify our operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which include outsourcing services, telecom value-added services, products (telecom & gaming) and services and other business. For financial information about these operating segments, see Note 15 to our Consolidated Financial Statements.

PRINCIPAL CUSTOMERS

Our principal customers in each of our business groups are located in Hong Kong, mainland China and other regions of Asia. Our key clients consist of leading telecom operators, banks, insurance, travel, marketing, government, services companies and telecom consumers, casinos and gaming operators.

1. GAMING CUSTOMERS

Our gaming customers include some of the leading casinos, hotels, gaming operators, bingo, slot and AWP operators in Macau, SE Asia, and Europe. Some of the famous casinos that are using our gaming products include Sociedade de Jogos de Macau (SJM), Sociedade de Turismo e Diversoes de Macau (STDM), Casino Lisboa, SJM Slot, Macau Jockey Club, Paradise Casino, Jai Alai Casino Macau, Galaxy Waldo Casino Macau (Galaxy Entertainment Group), and other land-based gaming operators and bingo operators in Asia and Europe. Our lottery customers include the leading lottery operators in China and Asia, including the China Welfare Lottery.

2. OUTSOURCING SERVICES (INCLUDING BPO, ITO, CALL CENTER SERVICES) CUSTOMERS

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

3. TELECOM VALUE-ADDED SERVICES CUSTOMERS

CHINA TELECOM - The largest fixed service telecommunications provider in China, which includes data, Internet, and the XiaoLingTong PAS wireless system.

CHINA NETCOM - One of the four major telecom carriers in China, which includes fixed line, data, Internet, and the XiaoLingTong wireless system.

CHINA MOBILE - The largest mobile operator in China.

CHINA UNICOM - One of the major mobile operators in China operating both GSM and CDMA mobile networks, long-distance and local landlines, data communication including Internet service and IP phones, value-added telecom services, wireless paging and a variety of relevant services.

NOKIA - Nokia is the world leader in mobile communications, driving the growth and sustainability of the broader mobile communications industry. Nokia connects people to each other and the information that matters to them with easy-to-use and innovative products like mobile phones, devices, and solutions for imaging, games, media and businesses. Nokia provides equipment, solutions and services for network operators and corporations.

MOTOROLA - Motorola is one of the top mobile brands in China in terms of both popularity and market share.

4. TELECOM PRODUCTS

Our telecom products customers include China Telecom, China Netcom, China Mobile, China Unicom, and major mobile phone manufacturers such as Motorola and Nokia.

SALES AND MARKETING

We advertise our services by attending various internet, gaming, e-commerce, telecom, CRM and VAS trade shows and conferences in China. There are a limited number of competitors in our industry; accordingly, new business opportunities are generated mainly through business contacts and by word of mouth. We rely on our reputation for quality and efficiency among our customers and leveraging our strategic investors to obtain new business.

GOVERNMENT REGULATION

We operate our business in Macau, Hong Kong, China, and Asia under several regulators, ministries and agencies under a number of government jurisdictions, including:

•           The Macau Gaming Inspection and Coordination Bureau (“Direcção de Inspecção e Coordenação de Jogos”, “DICJ”), provides guidance and assistance to the Chief Executive of Macao SAR on the definition and execution of the economic policies for the operation of casino games of fortune or other ways of gaming, Pari-Mutuels and gaming activities offered to the public. For more information, please visit http://www.dicj.gov.mo/
•           The Philippine Amusement and Gaming Corporation (PAGCOR, http://www.pagcor.ph) is the government-owned and controlled corporation established to regulate all games of chance in the Philippines. It was created in 1976 to oversee the operation of gaming casinos, to generate funds for the government's developmental projects, and to help curb illegal gambling. Currently, PAGCOR operates 13 Casinos, 8 VIP clubs and 3 slot machine arcades in major cities across the Philippines. It also oversees and regulates more than 180 bingo parlors across the country. PAGCOR employs more than 11,000 employees.
•           China: the State Council is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its leadership, including:
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

FOREIGN OWNERSHIP RESTRICTION ON BUSINESSES ENGAGED IN PROVIDING INTERNET CONTENT

PRC regulations currently limit foreign ownership of companies that provide Internet content services to 50%. This limitation extends to our IVR, call center e-commerce and telecom VAS and to our business of providing financial information and data to Internet users. To comply with this foreign ownership restriction, with respect to our Internet content services, we operate our website in China for example, through Beijing Xing Chang Xin Science and Technology Development Co. Limited ("Xinchangxin"), which is 100% owned by Mr. Liu Lei and Gao Chunhui, the Chairman and CEO of Xinchangxin, who are both PRC citizens. Under PRC law, BEIJING PACIFICNET IMOBILE TECHNOLOGY CO., LTD., PRC registered wholly owned foreign enterprise (IMOBILE-WOFE), conducts its VAS and e-commerce operations with Beijing Xing Chang Xin Science and Technology Development Co. Limited ("IMobile-DE"), a PRC registered Domestic Enterprise (DE), through a series of contractual agreements. Under these agreements, the shareholders of iMobile-DE are required to transfer their ownership in these entities to our subsidiaries when permitted by PRC laws and regulations and all voting rights are assigned to us. Through iMobile-WOFE, we have also entered into a consulting and services agreements with iMobile-DE, under which iMobile-WOFE provides technical services and other services to iMobile-DE in exchange for all of the net income of iMobile-DE. In addition, the shareholders of iMobile-DE have pledged their shares in iMobile-DE as collateral for non-payment of fees for the services we provide.

There are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations with respect to foreign ownership of internet content providing companies. In the opinion of our in-house PRC legal counsel, our current ownership structure, the contractual arrangements among our wholly owned subsidiaries and the operating company and their shareholders comply with all existing applicable PRC laws, rules and regulations. We cannot assure that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of our PRC legal counsel. If the PRC government finds that the agreements that establish the structure of our operations in China do not comply with PRC government restrictions on foreign investment in our industry, we could be subject to severe penalties.

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

REGULATION OF INFORMATION SECURITY

Internet content in China is also regulated and restricted by the PRC government to protect State security. The National People's Congress, China's national legislative body has enacted a law that may subject to criminal punishment in China any effort to: (1) gain improper entry into a computer or system of strategic importance; (2) disseminate politically disruptive information; (3) leak State secrets; (4) spread false commercial information; or (5) infringe on intellectual property rights.

The Ministry of Public Security has promulgated measures that prohibit use of the Internet in ways which, among other things, would result in a leakage of State secrets or a spread of socially destabilizing content. The Ministry of Public Security has supervision and inspection rights in this regard and we may be subject to the jurisdiction of the local security bureaus. If an ICP license holder violates these measures, the PRC government may revoke its ICP license and shut down its websites.

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

INTERNATIONAL REGULATION

Many foreign jurisdictions permit the importation, sale and/or operation of gaming equipment in casino and non-casino environments. Where importation is permitted, some countries prohibit or restrict the payout feature of the legacy slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual jurisdiction’s regulations. Some jurisdictions require the licensing of gaming machine operators and manufacturers. We manufacture and supply gaming equipment to various international markets including Asia, Australia, Canada, Europe, South America and South Africa with our partners who have the required licenses to manufacture and distribute our products in the foreign jurisdictions in which we do business.

COMPETITION

Competition in Gaming Technology Business:

Electronic Gaming Machine Competitors

PACT’s primary focus areas are gaming technology products for land-based casinos and Internet casinos. For land-based casino operators, the Electronic Gaming Machine (EGM) market is intensely competitive and is characterized by the continuous introduction of new game titles and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

●	Create an expanding and constantly refreshed portfolio of games with high earnings performance
●	Offer gaming machines that consistently out-perform gaming machines manufactured by our competitors

●	Identify and develop or obtain rights to commercially marketable intellectual properties
●	Adapt our products for use with new technologies

In addition, successful competition in this market is based upon:

●	Engineering innovation and reliability
●	Mechanical and electronic reliability

●	Brand recognition
●	Marketing and customer support

●	Competitive prices and lease terms

We estimate that about 25 companies in the world manufacture gaming machines and video lottery terminals (VLTs) for legalized gaming markets. Of these companies, we believe that International Game Technology (“IGT”), Shuffle Master/StarGames, WMS Industries, Bally Technologies (formerly Alliance Gaming), Aristocrat Technologies, Novomatic, Atronic, Casino Technology, DEQ, and Lottomatica’s recently acquired subsidiary G-Tech Holdings have a majority of this worldwide market. In the video gaming machine market, we compete with market leader IGT, as well as Aristocrat Technologies, Bally Technologies, Atronic, Casino Technology, Progressive Gaming, Konami, Aruze, Franco and Unidesa. In the VLT market, we compete primarily with IGT, G-Tech Holdings and Scientific Games. Aruze Corp. is a world leader in the manufacturing of Pachi-Slot, Pachi-Com, Reel Spinning Slots and Video Gaming Devices. Aruze Corp. also develops Arcade Games, Amusement Games and Consumer Game Software.

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

PACT has been extending its international reach into Asia. In 2006 and 2007, we acquired interests in several Asian internet and mobile game developers in China. Industry experts expect Asia to be the fastest growing and ultimately the largest online gaming market in the world. China alone has over 135 million Internet users, making it the world's second largest user group after the U.S. While we believe that Asia will be the next major Internet gaming market, there are currently regional legislative issues and limited payment forms to adequately support the industry.

Online Gaming Software Competitors

Online casinos were first developed more than a decade ago and are a new development area for PACT. Internet casinos constituted 33.5% of the global online gaming market in 2006 (excluding the U.S.) (source: GBGC). Online casino growth outside the U.S. is predicted to remain healthy at over 21% per year in the next two years (source: GBGC). Industry experts forecast Internet casino revenue to reach $3.9 billion by 2012, excluding the U.S. (source: GBGC).

In the online gaming software market, we compete with CryptoLogic (CRYP) and Gigamedia (GIGM). Online gaming is a rapidly-growing industry and has become increasingly competitive and sophisticated. GBGC, a U.K. consulting firm focused on the land-based and online interactive gaming industries, estimates that the global market for online gaming, which is comprised of casino games, sports betting, poker, bingo, and lotteries, reached $7.2 billion in annual revenue in 2006 (excluding the U.S.), up from $2.7 billion in 2003. While it is difficult to confirm the exact number of Internet gaming sites since most companies are private, current estimates are around 2,400 online gaming properties, down from more than 2,800 (source: GBGC) several years ago. This decrease points to industry consolidation. As Internet gaming has developed and increased in sophistication, so have the players who can choose from a proliferation of sites. Competition for players’ attention and share of wallet is intensifying, and players are demanding more value, more games and a better entertainment experience.

We compete with a number of public and private companies, which provide electronic commerce and/or Internet gaming software. Given the stage of development of the industry and the number of private organizations operating in the industry, information about the nature of our competitors, their operations and their resources is difficult to compile. In addition to current known competitors, traditional land-based gaming operators and other entities, many of which have significant financial resources and name brand recognition, may provide Internet gaming services in the future, and thus become competitors of the Company. Increased competition and expenditures from current and future competitors have and could continue to result in the reduction of our margins or could result in the loss of our market share.

Competition in our Legacy Business

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

2. TELECOM VALUE-ADDED SERVICES (VAS) COMPETITORS:

SINA Corporation (NASDAQ: SINA), is a leading online media company and Value-Added information Service (VAS) provider for China and for Chinese communities worldwide offering Internet users and government and business clients an array of services.

GAMING MACHINE MANUFACTURING

We manufacture all of our gaming machines at our facilities in Shenzhen and Guangdong, China. In 2007, we began reconfiguring our assembly lines in order to lower our product lead times and effectively increase our practical capacity with added production efficiencies.

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

In order to improve the efficiency of our manufacturing processes and reduce time to market, we continue to make improvements in sourcing and supply management, in inventory and warehouse management, and other manufacturing processes. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, engineering the product for maximum customer value and designing product for both ease of manufacturability and installation, which we expect will help improve gross margins in future quarters.

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

EMPLOYEES

As of March 31, 2008, together with our subsidiaries, we had approximately 545 employees and contractors. We have not experienced any labor stoppages. None of our employees are covered by collective bargaining agreements. The breakdown of number of employees for each of the business units of the Company is as follows:

COMPANY AND SUBSIDIARIES	NUMBER OF EMPLOYEES
Smartime / PactSo (Soluteck)	300
iMobile	70
PacificNet Games Limited	50
Wanrong	40
PacificNet Beijing	30
PacificNet Shenzhen	25
PacificNet Limited (Hong Kong)	12
Take 1 Technologies	12
PacificNet Inc. (USA)	3
PacificNet Guangzhou	3
Total	545

RESEARCH AND DEVELOPMENT

Our gaming research and development department is dedicated to developing fun and exciting electronic table games and slot machines that focus on enhancing Asian player entertainment value and to introducing leading, innovative systems products that increase our customers’ revenue stream and facilitate operating efficiencies. Our dedicated China R&D center has approximately 300 employees who possess significant experience in software development and content design. Our current emphasis is on developing new technologies to expand and improve the functionalities of Multiplayer Electronic Gaming Machines, Online Game Software Development, Slot Machines, including software, hardware and cabinets, and developing new game content through third parties to refresh and grow our installed base of gaming devices.

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

INTELLECTUAL PROPERTY

We believe that our trademarks, intellectual property rights, and propriety Asian gaming software product development expertise are significant assets. Currently, we have over five customized Asian gaming products. This portfolio took over three years to develop and is expected to continue to be a main focus of our R&D resources. Our company will continue to evolve as we look towards the next generation of server-based gaming products. In addition to internally developed and acquired emerging gaming technologies, we will also rely on strategic partnerships to obtain access to intellectual property.

We intend to vigorously protect the investment in our intellectual property and the unique features of our products and services by actively applying intellectual property patent protection. However, we cannot ensure that intellectual property rights will not be infringed upon.

EXECUTIVE OFFICES

Our executive offices are located in Hong Kong, Macau, Beijing, Shenzhen and Guangzhou, China and in Aberdeen, South Dakota, USA.

PacificNet Limited Hong Kong Office: Rm. 2702, Richmond Commercial Building, 107 - 111 Argyle Street, Mong Kok, Kowloon, Hong Kong. Tel: +852-2876-2900, Fax: +852-27930689 and E-mail: HKOffice@PacificNet.com.

PacificNet Macau office: Unit A-C, 12th Floor, Edificio Commercial I Tak, No. 126, Rua Da Pequim, Macau, China.

PacificNet Beijing Office: 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China Postal Code: 100028. Tel: +86-010-59225000, Fax: +86-010-59225001 and Email: BJ-Office@PacificNet.com.

PacificNet Shenzhen Office: Room 4203, JinZhongHuan Business Center, Futian District, Shenzhen, China 518026 Tel: +86-755-33222088, Fax: +86-755-33222098 and Email: SZ-Office@PacificNet.com.

PacificNet Guangzhou Office: 15/F, Building A, Huajian Plaza, No. 233 Tianfu Road, Tianhe District, Guangzhou, China Postal Code: 510630. Tel: +86-020-85613432, Fax: +86-020-81613659 and Email: GZ-Office@PacificNet.com.

PacificNet Inc. South Dakota Office: 416 Production Street North, Aberdeen, SD 57401, USA.  Tel: +1 (605) 229-6678, Fax: +1 (605) 229-0394    Email: investor@PacificNet.com

We maintain a website at http://www.PacificNet.com. Information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this Annual Report on Form 10-K..

ITEM 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this annual report on Form 10-k before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct a majority of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

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

RISKS RELATED TO OUR BUSINESS

The adoption of new laws or changes to or the application of existing laws relating to Internet commerce may affect the growth of our business.

In addition to regulations pertaining specifically to online gaming, we may become subject to any number of laws and regulations that may be adopted with respect to the Internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the Internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the Internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

The adoption of new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for our products and services, increase our cost of doing business or could otherwise have a material adverse effect on our business, revenues, operating results and financial condition.

Our business has been and may continue to be materially affected by changes to, or interpretation of, government regulation around the world that may apply to online gaming.

The Company and our licensees are subject to applicable laws in the jurisdictions in which they operate. Our licensees hold government licenses to operate Internet gaming sites in the Philippines. Some jurisdictions have introduced regulations attempting to restrict or prohibit Internet gaming, while other jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of considering legislation to regulate Internet gaming.

As companies and consumers involved in Internet gaming are located around the globe, including our licensees and their players, there is uncertainty regarding which government has authority to regulate or legislate the industry. On October 13, 2006, the Unlawful Internet Gambling Enforcement Act (“UIGEA”) legislation designed to prohibit Internet gaming was enacted in the United States (“U.S.”), and similar legislation may be adopted in other jurisdictions.

Future government actions may have a material impact on our operations and financial results. There is a risk that governmental authorities may view us or our licensees as having violated the local law of their end users, despite the Company’s requirement that each licensee is licensed to operate an Internet gaming business by the governmental authority of the country in which the gaming servers associated with the licensees’ gaming operations are located. Therefore, there is a risk that civil and criminal proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against us, our licensees, Internet service providers, credit card processors, advertisers and others involved in the Internet gaming industry and could involve substantial litigation expense, penalties, fines, injunctions or other remedies or restrictions being imposed upon us or our licensees or others while diverting the attention of our key executives. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition.

There can be no assurance that legislation prohibiting Internet gaming or regulating various aspects of Internet gaming or the Internet gaming industry will not be proposed and passed in potentially relevant jurisdictions. The burden of compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

The Unlawful Internet Gambling Enforcement Act (“UIGEA”), enacted in the USA in October 2006, made it illegal to accept any funds connected with unlawful Internet gaming. Although the Company historically derived a majority of its product and licensing revenues from sources outside of the U.S., the UIGEA may still impact the business of the company.

We are subject to risks associated with a significant portion of our business conducted in non-North American jurisdictions.

As companies and consumers involved in Internet gaming, including the players of our licensees, are located around the globe, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. The uncertainty surrounding the regulation of Internet gaming in the various jurisdictions in which we operate could have a material adverse effect on our business, revenues, operating results and financial condition.

There are certain difficulties and risks inherent in doing business internationally, including the burden of complying with multiple and conflicting regulatory requirements, foreign exchange controls, potential restrictions or tariffs on gaming activities that may be imposed, potentially adverse tax consequences and tax risks, and changes in the political and economic stability, regulatory and taxation structures, and the interpretation thereof, of jurisdictions in which we, our subsidiaries and our licensees operate, and in which our licensees’ customers are located, all of which could have a material adverse effect on our business, revenues, operating results and financial condition.

There can be no assurance that we will be able to sustain or increase revenue derived from international operations or that we will be able to penetrate linguistic, cultural or other barriers to new foreign markets.

Our financial results are reported in U.S. currency, which is subject to fluctuations in respect of the currencies of the countries in which we operate, including Hong Kong Dollars (HKD), Macau Pataca (MOP), China Yuan or Renminbi (CNY or RMB), Philippine Peso (PHP), Malaysian Ringgit (MYR), New Taiwan Dollar (NT$ or TWD), Thai Baht (THB), Vietnamese Dong (VND), Cambodia Riel (KHR), Lao Kip (LAK), Euros, and US Dollars. Accordingly, fluctuations in the exchange rate of world currencies could have a positive or negative effect on our reported results. We may utilize a hedging program from time to time and/or take advantage of the natural hedge in having operations in multiple currencies to mitigate a portion of our currency risks, but there can be no assurance that we will not experience currency losses in the future, which could have a material adverse effect on our business, revenues, operating results and financial condition.

Our business depends on the reliability of the infrastructure that supports the Internet and the viability of the Internet.

The growth of Internet usage has caused frequent interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that the Internet infrastructure or the Company’s own network systems will continue to be able to support the demands placed on it by the continued growth of the Internet, the overall online gaming industry or that of our customers. The Internet’s viability could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the Internet as a viable channel.

End-users of our software depend on Internet Service Providers (“ISPs”), online service providers and our system infrastructure for access to the Internet gaming sites operated by our licensees. Many of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption. Our licensees may lose customers as a result of delays or interruption in service, including delays or interruptions relating to high volumes of traffic or technological problems. As a result, we may not be able to meet a level of service that we have contracted for, and we may be in breach of our contractual commitments, which could materially adversely affect our business, revenues, operating results and financial condition.

Internet gaming is a developing industry and therefore, we do not know if the market will continue to develop and our products and services will continue to be in demand.

The Internet gaming industry continues to evolve rapidly and is characterized by an increasing number of market entrants. The demand and acceptance for new products and services are subject to a level of uncertainty and growing competition, and if our production services do not continue to receive market acceptance, our business, revenues, operating results and financial condition could be materially adversely affected.

Internet gaming software and electronic commerce services are subject to security risks, which may inhibit the growth of the industry and the acceptance of our products and services.

Our Internet gaming software and electronic commerce services are reliant on technologies and network systems to securely handle transactions and user information over the Internet, which may be vulnerable to system intrusions, unauthorized access or manipulation. As users become increasingly sophisticated and devise new ways to commit fraud, our security and network systems may be tested and subject to attack. We have experienced such system attacks in the past and implemented measures to protect against these intrusions. However, there is no assurance that all such intrusions or attacks will or can be prevented in the future, and any system intrusion/attack may cause a delay, interruption or financial loss, which could have a material adverse effect on our business, revenue, operating results and financial condition.

We may be vulnerable to delays or interruptions due to our reliance on other parties.

Our electronic commerce product relies on ISPs to allow our licensees’ customers and servers to communicate with each other. If ISPs experience service interruptions, it may prevent communication over the Internet and impair our ability to carry on business. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. In order to prepare for system problems, we are strengthening and enhancing our current facilities and the capability of our system infrastructure and support. Nevertheless, any system failure as a result of reliance on third parties, including network, software or hardware failure, which causes a delay or interruption in our e-commerce services could have a material adverse effect on our business, revenues, operating results and financial condition.

We face growing competition from known competitors and new entrants in the Internet gaming, e-commerce and broader entertainment industries.

Customers and licensees of our software compete with existing and established recreational services and products, in addition to other forms of entertainment. Our success will depend, in part, upon our ability to enhance our products and services to keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance.

We compete with a number of public and private companies, which provide electronic commerce and/or Internet gaming software. In addition to known current competitors, traditional land-based casino operators and other entities, many of which have significant financial resources, an entrenched position in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors. As well, such companies may be able to require that their own software, rather than the software of others, including our gaming software or our e-cash systems and support, be used in connection with their payment mechanisms.

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors will be established in the future, in addition to our known current competitors.

Increased competition from current and future competitors has and may in the future result in price reductions and reduced margins, or may result in the loss of our market share, any of which could materially adversely affect our business, revenues, operating results and financial condition.

If a third-party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, which could harm our business.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our ability not to infringe upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, own or claim to own intellectual property relating to our industry. From time to time, third parties have asserted and may continue to claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. Third-parties have in the past sent us correspondence regarding their intellectual property and in the future we may receive claims that our products infringe or violate their intellectual property rights. Furthermore, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or royalty payments, prevent us from selling our products, or require that we comply with other unfavorable terms. In addition, we may decide to pay substantial settlement costs and/or licensing fees in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. As such, the outcome of such matters cannot be predicted with certainty, and could have a material adverse affect on our business, revenues, operating results and financial condition.

We may fail to protect our intellectual property and thereby reduce our competitive position.

We rely on a combination of laws and contractual provisions to establish and protect our rights in our software and proprietary technology. We believe that our competitive position is dependent in part upon our ability to protect our proprietary technology. We generally enter into non-disclosure and invention agreements with employees, licensees, consultants and customers, and historically have restricted access to our software products' source codes. We regard our source codes as proprietary information, and attempt to protect the source code versions of our products as trade secrets and unpublished copyrighted works. Despite our precautions and measures implemented to protect against such attempts, unauthorized parties may have or could in the future copy or otherwise reverse engineer portions of our products or otherwise obtain and use information that we regard as proprietary.

Our Company has patent and trademarks in certain jurisdictions and is in the process of applying for further trademark registrations and patents, which may provide such protection in relevant jurisdictions. However, there can be no assurance that this will be sufficient to fully protect our proprietary technology. In addition, certain provisions of our license agreements, including provisions protecting against unauthorized use, transfer and disclosure, may be found to be unenforceable in certain jurisdictions.

We believe that patent, trademark, copyright and other legal protections are less significant to our success than other factors such as the knowledge, ability and experience of our personnel, new product and service developments, frequent product enhancements, customer service and ongoing product support.

We also have a proprietary interest in our name. The names The names “PacificNet”, “iMobile”, “PACT” and “PacificNet Games” have become known in the Internet and gaming industry. Accordingly, our competitive position could be affected if our name was misappropriated and our reputation in any way compromised.

There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our technology or independent development by others of technologies that are substantially equivalent or superior to our technology. Any misappropriation of our name, technology or development of competitive technologies could have a material adverse effect on our business, revenues, operating results and financial condition.

Due to the complex, sophisticated and global nature of the business, there can be no assurance that there has been no breach of third parties’ intellectual property rights by the Company, and any adverse judgment in this regard could have a material adverse effect on our business, revenues, operating results and financial condition.

We may fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. Section 404 of the Sarbanes-Oxley Act requires (i) management’s annual review and evaluation of our internal control over financial reporting and (ii) a statement by management that its independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, in connection with the filing of the annual report on Form 10-K for each fiscal year. Failure to maintain effective internal controls over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our securities shares.

Our stock price has been and may continue to be volatile.

The market price of our Common Shares has experienced significant fluctuation and may continue to fluctuate significantly. The market price of our Common Shares may be adversely affected by various factors, such as proposed Internet gaming legislation or enforcement of existing laws, the loss of a customer, the announcement of new products or enhancements, innovation and technological changes, quarterly variations in revenue and results of operations, changes in earnings estimates by financial analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries, including the Internet and gaming. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These company-specific or broad market fluctuations may adversely affect the market price for our Common Shares. Anti-gaming or anti-online gaming legislation could also impact our ability to remain listed.

There is no assurance that there will always be a liquid market for our shares.

Although our Common Shares are listed and traded on the NASDAQ Market, there may not be a liquid market in our Common Shares. Company-specific or broader market fluctuations may adversely affect the market price of the Common Shares, and there can be no assurance that there will continue to be an active market for these securities.

Growth in revenues may be slow as a result of the disposition of our legacy business and the transition to gaming business operations

Although our revenues have grown rapidly in past years, primarily as a result of our acquisition activity, we cannot assure investors that we will maintain our profitability or that we will not incur net losses in the future as a result of recent dispositions. Furthermore, we expect that our operating expenses will increase as we continue to move the focus of our business to the gaming industry. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties in implementing our business model, including our potential failure to:

●	Increase awareness of our brands, protect our reputation and develop customer loyalty
●	Manage our expanding operations and service offerings, including the integration of any future acquisitions

●	Maintain adequate control of our expenses
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

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements do not pass the annual goodwill impairment test, excess goodwill will be charged to future earnings.

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

Our future success depends on the retention and continued contributions of our key management, finance, marketing, and staff personnel, many of whom would be difficult or impossible to replace. Our success is also tied to our ability to recruit additional key personnel in the future. We may not be able to retain our current personnel or recruit additional key personnel required. The loss of services of any of our personnel could have a material adverse effect on our business, financial condition, results of operations and prospects. If either of them were to leave our employ, our growth strategy might be hindered, which could limit our ability to increase revenue.

The establishment and expansion of international operations require significant management attention.

All of our current, as well as any anticipated future revenue, are or are expected to be mainly derived from Asia. Our international operations are subject to risks, including the following, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results:

●	Legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers
●	Longer customer payment cycles and greater difficulties in collecting accounts receivable
●	Uncertainties of laws and enforcement relating to the protection of intellectual property and potentially uncertain or adverse tax consequences

Our operations could be curtailed if we are unable to obtain required additional financing.

Since inception our investments and operations primarily have been financed through sales of our common stock. In the future we may need to raise additional funds through public or private financing, which may include the sale of equity securities, including securities convertible into our common stock. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business growth strategy may be slowed down, which could severely limit our ability to increase revenue.

Fluctuations in the value of the Hong Kong Dollar or RMB relative to foreign currencies could affect our operating results.

We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi.. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of Hong Kong dollars and Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by changes in the PRC's political and economic conditions. As our operations are primarily in Asia, any significant revaluation of Hong Kong dollars or the Chinese Renminbi may materially and adversely affect our cash flows, revenue and financial condition. For example, we may need to convert U.S. dollars into Hong Kong dollars or Chinese Renminbi as appreciation of either currency against the U.S. dollar could have a material adverse effect on results of our business, financial condition and operations. Conversely, if we decide to convert our Hong Kong dollars or Chinese Renminbi into U.S. dollars for other business purposes and the U.S. dollar appreciates against either currency, the U.S. dollar equivalent of the respective currency we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our international operations.

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

Our future success depends to a large extent upon our ability to continue to rapidly design and market technologically sophisticated and entertaining products that achieve high levels of player acceptance. Our revenues depend on the earning power and life span of our games. Newer game themes tend to have a shorter life span than more legacy game themes, and as a result, we face pressure to design and deploy successful game themes to maintain our revenue stream and to remain competitive. Our ability to develop new and innovative products could be adversely affected by an inability to roll out new games, services or systems on schedule as a result of delays in connection with regulatory product approval in the applicable jurisdictions, or otherwise.

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

If the current popularity and acceptance of gaming declines, our business plans and operation would be negatively impacted.

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

We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases, in existing gaming markets, our ability to continue to sell and lease our gaming machines in those markets and jurisdictions would be adversely affected.

The gaming industry is intensely competitive. We face competition from a number of companies, some of which have greater resources, and if we are unable to compete effectively, our business could be negatively impacted.

Competition among gaming technology developers is based on, among other things, competitive pricing and financing terms made available to customers, appeal of game themes and features to the end player and product quality, features and functionality of hardware and software. The gaming technology provider market includes leading technology providers such as IGT, Aristocrat, WMS, Bally Gaming and Systems, Novomatic, Aruze, Konami, Progressive Gaming Corporation, DEQ, CryptoLogic and Gigamedia comprising the primary competition. The competition is intense due to the number of providers, as well as the limited number of casino operators and jurisdictions in which they operate. Pricing, product feature and function, accuracy and reliability are amongst the factors in determining a provider’s success in selling its system. Certain of these competitors have access to greater financial, marketing and product development resources than we do, and as a result, may be better positioned to compete in the marketplace.

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

Our ability to continue to operate in certain jurisdictions could be adversely affected by:

●	Unfavorable public referendums
●	Unfavorable legislation affecting or directed at manufacturers or gaming operators, such as referendums to increase taxes on gaming revenues

●	Adverse changes in, or finding of non-compliance with, applicable governmental gaming regulations
●	Delays in approvals from regulatory agencies

●	Limitations, conditioning, suspension or revocation of any of our gaming licenses
●	Unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors, major stockholders or key personnel

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

Our intellectual property protections may be insufficient to properly safeguard our technology.

We rely on a combination of patent and other technical security measures to protect our products and we intend to file patents for protection of such technologies. Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection for our proprietary software and other game innovations. We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees regarding our trade secrets and proprietary information. We cannot assure that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual properties will not be successfully challenged or circumvented by competitors. Furthermore, despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

Notwithstanding these safeguards, our competitors may still be able to obtain our technology or to imitate our products. Furthermore, others may independently develop products similar or superior to ours.

Expenses incurred with respect to monitoring, protecting and defending our intellectual property rights could adversely affect our business.

Competitors and other third parties may infringe on our intellectual property rights, or may allege that we have infringed on their intellectual property rights. Monitoring infringement on and/or misappropriation of intellectual property can be difficult and expensive and we may not be able to detect any infringement on or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flow and results of operations. Litigation can also divert management focus from running the day-to-day operations of the business. There can be no assurances that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into new markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into new markets created by these technologies. If our products use processes or other subject matter that is claimed under existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue such products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

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

Our business is subject to other economic, market, and regulatory risks:

We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets, as we experienced with the Russian market in fiscal 2007.

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

The mobile telecommunications operators in China may impose policies or guidelines to govern or restrict the content provided by all wireless value-added service providers, including content developed by us or content supplied by others to us. The mobile telecommunications operators from time to time have requested wireless value-added services providers, including us, to remove objectionable content or links to or from websites with certain categories of content, including content that they may deem to be sexually explicit. We aggregate and develop content that we consider attractive to our targeted user base and we cannot assure investors that the mobile telecommunications operators will not from time to time find certain portions of our content to be objectionable. In the case of a breach or perceived breach of such policies or guidelines, the mobile telecommunications operators may require us to reduce or curtail the content on our Internet portal, which may reduce our portal traffic, and the mobile telecommunications operators may have the right to impose monetary fines upon us, or terminate our cooperation with them. In addition, we would be liable to the mobile telecommunications operators for their economic losses pursuant to our agreements with these operators if we were found to be in breach of the policies or guidelines promulgated by them. As a result of the occurrence of any of the above, our financial condition and results of operations may be materially adversely affected.

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

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. The majority of our revenue derived and expenses incurred are in Chinese Renminbi with a relatively small amount in Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars has generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operation.

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

PRC laws and regulations restrict foreign investment in China’s telecommunications services industry and substantial uncertainties exist with respect to our contractual agreements with Wanrong-DE and iMobile-DE to uncertainties regarding the interpretation and application of current or futures PRC laws and regulations.

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

Our contractual agreements with Wanrong-DE and iMobile-DE may not be as effective in providing operational control as direct ownership of these businesses.

We depend on operating companies in which we have little or no equity ownership interest and must rely on contractual agreements to control and operate these businesses. Our contractual agreements with each of the operating companies may not be as effective in providing and maintaining control over the operating companies and their business operations as direct ownership of these businesses. For example, we may not be able to take control of the operating company upon the occurrence of certain events, such as the imposition of statutory liens, judgments, court orders, death or capacity. Furthermore, if the operating companies fail to perform as required under those contractual agreements, we will have to rely on the PRC legal system to enforce those agreements and there is no guarantee that we will be successful in an enforcement action. In addition, the PRC government may propose new laws or amend current laws that may be detrimental to our current contractual agreements with our operating companies, which may in turn have a material adverse effect on our business operations.

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

Our business operations grew rapidly by acquisition during 2006 and 2007. We do not integrate the business operations of our target companies and therefore have separate administration and accounting personnel at each subsidiary location. Due to the number of subsidiaries we have acquired, we have faced significant challenges with the timely reporting of information necessary to complete the financial statements to be filed with the Securities and Exchange Commission. These actions have required us to re-evaluate our disclosure controls and procedures and conclude that they are ineffective. We have sought to improve our existing disclosure controls and procedures and to that end, have substantially increased our accounting and administrative resources. Our failure to timely file our annual and quarterly reports may have an adverse affect on our stock price and may put our common stock in jeopardy of being delisted.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. and the public accounting firm auditing a company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007. We have only recently begun to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting for future year ends, as required by Section 404 of the Sarbanes-Oxley Act, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with SEC reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, adversely affect our stock price.

We issued $8,000,000 in convertible debentures, which we may not be able to repay in cash and could result in dilution of our basic earnings per share.

In March 2006, we issued $8 million in convertible debentures which were originally due in March 2009. The debentures are convertible at any time into shares of our common stock at an initial fixed conversion price of $10.00 per share, subject to adjustments for certain events. If any event of default occurs under the debentures or other related documents, the holders may elect to accelerate the payment of the outstanding principal amount of the debenture, plus accrued, but unpaid interest, liquidated damages or other amounts, which shall become immediately due and payable. In 2007, we began to redeem up to $363,638 every month, plus accrued, but unpaid interest, liquidated damages and penalties. We may choose to pay such redemption amount in cash, or, subject to meeting certain conditions, we may pay all or a part of the redemption amount in shares of common stock. We may not have enough cash on hand or have the ability to access cash to pay the redemption amount, or upon acceleration of the debenture in the case of an event of default, or at maturity. In addition, the redemption of the debentures with our shares or the conversion of the debentures into shares of common stock could result in dilution of our basic earnings per share.

We have to pay liquidated damages and our debentures are in default and we are unable to re-instate use of the prospectus contained in our Registration Statement on Form S-1

On March 27, 2007, we suspended use of the prospectus contained in our Registration Statement on Form S-1 (File No. 333-134127) that was declared effective on December 8, 2006, due to the lack of fiscal year end 2005 and 2004 audited financial statements. As a result 3,152,228 shares of common stock registered there under, are not freely tradable upon resale. Under the terms of our registration rights agreement with the holders of the debentures, we are subject to paying liquidated damages equal to 2% of the debenture amount on a monthly basis, up to a maximum of 20% per holder, in the event we suspend use of the prospectus for longer than 15 consecutive calendar days or more than an aggregate of 30 calendar days during any 12-month period. Our debentures are currently in default, which resulted in acceleration of the amounts due, we had an agreement and payment plan with the debenture holder which we were unable to adhered to and resulted in involuntary petition under Chapter 11 relief in federal bankruptcy court late Saturday, March 22, 2008 in Wilmington, DE filed by three debenture holders. We may not have cash on hand, or have the ability to access cash to pay the debenture in full if such a demand is made. If the debenture holders refuse to negotiate with us, our failure to pay upon demand could result in the debenture holders bringing claims against us for payment, which may include severe penalty payments. If they are successful in such claims, we may suffer significant losses, which may severely curtail our ability to continue business operations.

If we are not successful in defending against a lawsuit by one of our debenture holders our business operations could be severely curtailed.

One of our debenture holders has filed a complaint against us in the Supreme Court of the State of New York claiming that we are in default for failure to timely make payments under the debentures.  The debenture holder is demanding payment of $3,253,163.80 in the aggregate, together with any accrued but unpaid interest through the date of judgment and reimbursement of attorney fees and other costs and expenses incurred together with costs and disbursements of the action and such other further relief afforded by the Court.   Although we intend to vigorously defend ourselves against this action, if the debenture holder is successful in its claims or, if based upon advice from legal counsel we choose to settle this litigation, such payments could put a severe strain on our available cash and we could suffer significant losses, which could curtail our ability to continue our business.

If we are unable to regain compliance with the NASDAQ rules for continued listing, are securities may be de-listed from the NASDAQ Global Market.

We are currently subject to possible delisting procedures by the NASDAQ Stock Market for failing to have audited financials for the fiscal years ended December 31, 2007. On April 16, 2008, PacificNet received a letter from The NASDAQ Stock Market indicating that as a result of the Company's failure to file with the Securities and Exchange Commission the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company is not in compliance with the NASDAQ requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14). NASDAQ Marketplace Rule 4310(c)(14) requires the Company to make on a timely basis all filings with the Securities and Exchange Commission, as required by the Securities Exchange Act of 1934, as amended. PacificNet has appealed the NASDAQ Staff's determination and a hearing has been set before the NASDAQ Listing Qualifications Panel, which automatically stays the delisting of PacificNet's common stock pending the Panel's review and determination. There can be no assurance that the Panel will grant the Company's request for continued listing, once the 10-K is filed.

The price of our stock has fluctuated in the past and may continue to do so.

Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

●	Variations in our quarterly operating results
●	Announcements that our revenue or income are below analysts' expectations

●	General economic slowdowns
●	Changes in market valuations of similar companies

●	Sales of large blocks of our common stock
●	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments

●	Fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of companies with primarily international-based operations

Future sales of shares could have an adverse effect on the market price of our common stock

As of December 31, 2007, we had 11,984,072 shares of common stock outstanding, which shares will be available to be sold in the public market in the near future, subject to the volume restrictions and/or manner of sale requirements of Rule 144 under the Securities Act., with respect to shares of common stock held by affiliates and shares issued between 12 and 24 months ago. Sales by our current shareholders of a substantial number of shares could significantly reduce the market price of our common stock.

As of December 31, 2007, we had warrants outstanding to purchase 1,007,138 shares of our common stock. To the extent that the warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our common stock. In the event that any future financing should also be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. PROPERTIES

A description of our property is as follows:

CHINA - We maintain our corporate headquarters at 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China. Postal Code: 100028; and our Shenzhen finance center located at Room 4203, Jinzhonghuan Business Building, Futian District, Shenzhen, China;  Postal Code: 518040. Both properties were purchased in 2006.

HONG KONG - We maintain our Hong Kong office at Room 2702, Richmond Commercial Building, 107-111 Argyle Street, Mongkok, Kowloon, HK.

UNITED STATES - We relocated our USA office from Minnesota to: 416 Production Street North, Aberdeen, SD 57401, USA.

Locations	Area (Square Feet)
PacificNet Beijing Office: 23/F, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, Beijing, China, Postal Code: 100028	11,324
PacificNet Shenzhen Office: Room 4203, Jinzhonghuan Business Building, Futian District, Shenzhen, China, Postal Code: 518026	4,950
Room 2702, Richmond Commercial Building, 107 -111 Argyle Street, Mong Kok, Kowloon, Hong Kong	637
416 Production Street North, Aberdeen, SD 57401, USA	200

We believe that our offices are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

1. Johnson Controls Hong Kong Limited (JCHKL) vs. PacificNet Power Limited

On January 19, 2007, Johnson Controls Hong Kong Limited filed a civil claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of rain water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

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

The board of directors of PacificNet Power Limited has reviewed the case with its client, China Weal Property Management Ltd., and our Hong Kong legal counsel and it is the honest belief of the board that the project work undertaken JCHKL is defective in numerous aspects.  As a result, the board believes that the construction work has not been completed by JCHKL, and therefore, JCHKL is not entitled to payment for its services.

On February 13, 2007, the board instructed the Hong Kong legal counsel to issue a Defense and Counterclaim to JCHKL to counter-claim that ( i) JCHKL's construction work has not complied with the applicable rules and regulations of various government authorities in Hong Kong; (ii) the Chiller System provided by JCHKL was defective and merchantable unfit and JCHKL has failed and/or refused to rectify such defective works; and (iii) JCHKL shall return the work deposit in the amount of HK$1,500,000 to PacificNet Power Limited and shall compensate and keep PacificNet Power Limited indemnified against all the loss and damages suffered as a result of any claims from the China Weal Property Management Ltd..

The case is now in the discovery stage before proceeding to the stage of fixing a date for trial in the High Court of Hong Kong and the board intends to vigorously defend against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

2. PacificNet Power Limited vs Johnson Controls Hong Kong Limited (JCHKL)

On or about December 2005, Johnson Controls Hong Kong Limited approached PacificNet Power Limited (a 51% owned subsidiary of PacificNet) and made a representation that they had submitted a tender to “The Incorpated Owners of Nan Fung Centre, Tsuen Wan (“the Employer”) for the “construction and replacement works of existing air-cooled chiller plant by new water-cooled chiller plant for Tsuen Wan Nan Fung Centre and energy saving performance contract” (“the Contract”). JCHKL invited and induced PacificNet Power Limited to act as the main contractor for the Contract and it would then act as a sub-contractor.

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

PacificNet Power however received some correspondences and complaints from the Employer about the poor and/or sub-standard works done by JCHKL. PacificNet Power, after separate investigation, discovered the poor workmanship and sub-standard works done by JCHKL. Accordingly, the Employer and/or their representatives have delayed the monthly installments payment to PacificNet Power.

On April 23, 2007, PacificNet Power instructed the Hong Kong lawyers to issue a letter to the Defendant requesting and demanding them, being the sub-contractor of the Construction and Replacement Works Contract, to take immediate rectification action within seven days from the date of the said letter to (i) rectify and complete all outstanding defective works of the Construction and Replacement Works Contract; (ii) replace the water-cooled chiller plant and/or equipments which are not conformed with the requirements of the tender documents previously submitted by the Defendant to the Employer; and (iii) improve the poor performance of energy saving of the new water-cooled chiller plant.

Despite the said letter, JCHKL had failed and/or refused to rectify and complete all outstanding works and/or replace the defective system. And therefore PacificNet Power claims against JCHKL for: (i) refund HK$6,414,300.00, being the Contract Price paid by PacificNet Power to JCHKL; (ii) costs and expenses incurred by PacificNet Power to rectify all defective works of the Contract; (iii) all damage and loss suffered by PacificNet Power, and further and other relief.

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

3. PacificNet Inc. vs. HLB Hodgson Impey Cheng (HLB or Defendant), a firm of Chartered Accountants and Certified Public Accountants in Hong Kong

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

4. Iroquois Master Fund, Ltd. vs. Pacificnet Inc.

On or about October 3, 2007 Iroquois Master Fund, Ltd. filed a complaint in the Supreme Court of the State of New York against PacificNet Inc., claiming that the Company is in default under the Amended and Restated Convertible Debenture due March 2009 (the Amended Debenture”) in the principal amount of $3,000,000 and the Convertible Debenture due February 2009 (the New Debenture”) in the principal amount of $420,000.

Iroquois Master Fund, Ltd. is seeking damages of $3,253,163.80 in the aggregate, together with any accrued but unpaid interest through the date of judgment. Iroquois Master Fund, Ltd. has also demanded reimbursement of its attorney fees and other costs and expenses incurred together with costs and disbursements of this action.

On or about December 5, 2007, PacificNet filed its answer which denies that PacificNet is in default and asserts an agreement that would enable it to bring the interest payments up to date by the issuance of stock in the near future.

On March 27, 2008, three holders of PACT's Convertible Subordinated Debentures filed an involuntary petition for Chapter 11 relief in federal bankruptcy court late Saturday, March 22, 2008 in Wilmington, DE. The Company has retained counsel to oppose the filing because the petition fails to meet the standard for invoking an involuntary bankruptcy and fails to take into consideration other agreements between the Company and the petitioning creditors. The Company intends to vigorously oppose the petition and move for dismissal of the filing, and if successful will seek damages and attorney fees. Subsequently, PACT also received default notice from all but one of the debenture holders including Iroquois Master Fund Ltd., Alpha Capital AG, Whalehaven Capital Fund Limited, DKR Soundshore Oasis Holding Fund Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. from the same Convertible Subordinated Debentures related to the private offering of $8,000,000 principal amount variable debentures consummated on March 13, 2006, and due March 2009.

PACT has retained counsel to oppose the above petition. The amount of the debt in question is as follows: Iroquois Master Fund Ltd. $2.5 million, Whalehaven Capital Fund Limited $958,000, Alpha Capital AG $685,000 DKR Soundshore Oasis Holding Fund Ltd $960,000, and Basso Fund Ltd., Basso Multi- Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd., a combined amount of $500,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on October 17, 2007 at the Company's executive offices located at 23rd Floor, Building A, TimeCourt, No.6 Shuguang Xili, Chaoyang District, and Beijing, China for the following purposes:

1.	To elect seven (7) directors to the Board of Directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

2.	To ratify the appointment of Kabani & Company, Inc. as the Company's independent auditors.

3.	To transact any other business as may properly be presented at the Annual Meeting or any adjournment or postponement thereof.

At such meeting the following proposals were voted upon:

1.
The following directors were elected to the Board of Directors of Company, after each receiving a plurality of the votes cast: 1. Tony Tong (8,853,833 votes or 61.60% voted for), 2. Victor Tong (8,853,275 votes or 61.60% voted for), 3. ShaoJian (Sean) Wang (8,854,233 votes or 61.60% voted for), 4. Tao Jin (8,856,177 votes or 61.62% voted for), 5. Jeremy Goodwin (8,856,535 votes or 61.62% voted for), 6. Michael Chun Ha (8,856,233 votes or 61.62% voted for), 7. Ho-Man (Mike) Poon (8,854,177 votes or 61.60% voted for).

2.
Ratification and approval of the appointment of Kabani & Company, Inc. as the Company's independent auditors: 8,891,214 shares of the Company's common stock, constituting a 61.86% majority of the shares of common stock present in person or by proxy entitled to vote at the meeting voted in favor of this proposal while 45,392 voted against and 11,858 votes abstain.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Market, under the symbol “PACT”. Prior to that time, our common stock was listed on the NASDAQ Capital Market under the same symbol. The following table sets forth the range of high and low sales prices of common stock reported by NASDAQ in each fiscal quarter from January 1, 2006 to December 31, 2007 and for the first quarter of 2008.

	HIGH	LOW
FISCAL 2006
Quarter Ended March 31, 2006	$8.88	$6.57
Quarter Ended June 30, 2006	$8.52	$7.05
Quarter Ended September 30, 2006	$7.62	$4.62
Quarter Ended December 31, 2006	$6.28	$5.05
FISCAL 2007
Quarter Ended March 31, 2007	$7.60	$4.80
Quarter Ended June 30, 2007	$5.80	$3.77
Quarter Ended September 30, 2007	$6.10	$3.92
Quarter Ended December 31, 2007	$7.15	$3.91
FISCAL 2008
Quarter Ended March 31, 2008	$4.35	$1.36
Quarter Ended June 30, 2008 (through May 12, 2008)	$1.63	$0.91

HOLDERS OF RECORD

As of March 31, 2008, there were 184 record holders of our common stock. However, the total number of beneficial holders is unknown as they hold our common stock in street name.

DIVIDENDS

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Remaining available for further issuance under equity compensation plans
Equity compensation plans approved by security holders (under 2005 Stock Option Plan) (1)	33,000	$4.31	2,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

 (1) Reflects options granted and available for issuance under the 2005 Stock Option Plan.

STOCK PRICE PERFORMANCE PRESENTATION

The following chart compares the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the NASDAQ Stock Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 3669 (Communications Equipment):

Since we have begun a new focus on the gaming industry, we are also providing a chart comparing the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the NASDAQ Stock Market Index and (ii) a peer group index, which includes companies engaged in the manufacturing of gaming machines, reporting under the Standard Industrial Classification Code 3990 (Miscellaneous Manufacturing Industries):

	2002 ($)	2003 ($)	2004 ($)	2005 ($)	2006 ($)	2007 ($)
PACIFICNET, INC.	100.00	273.85	521.03	347.18	316.92	218.97
SIC CODE INDEX - 3669	100.00	239.47	278.09	215.79	248.03	136.99
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91
SIC CODE INDEX - 399	100.00	163.14	165.69	149.34	192.26	290.00

The material in the charts are not soliciting material, are not deemed filed with the SEC and are not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the period covered by the report that were not previously reported on a Form-8K or Form 10-Q.

REPURCHASES OF COMPANY COMMON STOCK

There were no repurchases made during the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the following subsection - Results of Operations as set out in this Annual Report on Form 10-K.

The table below sets forth a summary of our selected financial data for each of the five years ended December 31, (amounts in thousands except per share amounts):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	Audited	restated	restated	restated	restated
Statement of Operations Data:
Total revenue	$18,994	$29,073	$7,081	$10,857	$1,217
Cost of revenues	15,292	25,529	5,722	(7,887)	698
Operating expenses	20,129	10,979	7,578	9,212	3,042
Loss from operations	(16,427)	(7,435)	(6,219)	(6,242)	(2,523)
Loss available to common stockholders	(14,195)	(12,415)	(5,145)	(5,446)	(1,878)
Basic & Diluted Loss Per Share	$(1.20)	$(1.08)	$(0.21)	$(0.78)	$(0.36)

Shares used in computing earnings:
Weighted average number of shares-Basic & Diluted	11,850,840	11,538,664	21,695,473	7,015,907	5,234,744

Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$3,750	$1,778	$3,331	$9,433	$3,823
Working capital	3,205	(6,925)	7,965	12,711	1,442
Total assets	24,720	32,671	25,225	29,442	7,173
Total stockholders’ equity	$2,792	$13,977	$23,205	$24,108	$1,912

PART II

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS This annual report on Form 10-K, contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Factors that might cause actual results, performance or achievements to differ materially from those projected or implied in such forward-looking statements include, among other things:

•           The impact of competitive products
•           Changes in laws and regulations
•           Limitations on future financing
•           Increases in the cost of borrowings and unavailability of debt or equity capital
•           The inability of the Company to gain and/or hold market share
•           Exposure to and expense of resolving and defending litigation
•           Consumer acceptance of the Company's products
•           Managing and maintaining growth
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

In the beginning of the third quarter of 2006, the Chinese government announced that it would implement several new policies regarding mobile phone value-added service providers effective from July 10, 2006. These policies include a “double confirmation” policy and the requirement that value-added service providers provide one-month trial subscriptions. By requiring that mobile phone customers “double-confirm” their intention to purchase services, and by requiring free subscriptions, these policies have negatively affected value-added service providers.

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

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the year ended December 31, 2007 were $18,994,000, representing a significant year-over-year decline of 35% as compared to $29,073,000 for the year ended December 31, 2006.

The decrease in revenues was mainly due to a lower contribution of the low-margin mobile phone wholesaling and distribution business in Greater China and the disposal of major legacy CRM and call center unit during 2007. However, the company has great growth in Gaming Products business revenues that increased to $2,859,000 (2006: $364,000) due to the emphasis on Gaming technology development through newly acquired gaming subsidiaries during 2007. Segmented financial information of the four business operating groups is set out below followed by a brief discussion of each business group.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

For the year ended December 31, 2007 (in	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	Total
thousands of US Dollars, except percentages)
	($)	($)	($)	($)	($)
Revenues	2,310	1,839	14,528	317	18,994
(% of Total Revenues)	12%	10%	76%	2%	100%
Earnings / (Loss) from Operations	(544)	737	(6,133)	(10,487)	(16,427)

	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	Total
For the year ended December 31, 2007 (in
thousands of US Dollars, except percentages)	Restated	Restated	Restated	Restated	Restated
	($)	($)	($)	($)	($)
Revenues	1,813	2,784	23,385	1,091	29,073
(% of Total Revenues)	6%	5%	77%	12%	100%
Earnings / (Loss) from Operations	(67)	(1,054)	(1,345)	(4,969)	(7,435)

(1) OUTSOURCING SERVICES

Revenues for the year ended December 31, 2007 were $2,310,000, a significant year-over-year increase of 28% as compared to $1,813,000 for the year ended December 31, 2006. Outsourcing services revenues made up 13% of the Company’s total revenues for the FY 2007 which was mainly derived from software development, R&D, and project management services.

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Revenues for the year ended December 31, 2007 were $1,839,000, a year-over-year increase of 34% as compared to $2,784,000 for the same period last year. The increase was mainly due to the sales revenues from WAP-based mobile phone games and traditional SP businesses, from which revenues accounted for 90% of the Company’s total VAS revenues for FY2007.

(3) PRODUCTS (TELECOM & GAMING)

Revenues for the year ended December 31, 2007 were $14,528,000, a year-over-year decrease of 38% from $23,385,000 for the year ended December 31, 2006. Decrease in Products revenues, which accounted for 77% of the Company's total revenues for FY2007, is largely due to contraction of the Company’s mobile phone wholesaling and distribution businesses in Greater China.

Gaming technology revenues derived from selling Multi-player Electronic Gaming Machine to casino operators amounted to $2,311,000 and accounted for 16% of total revenues for FY2007.

As planned, the company continues to scale down its low-margin mobile phone wholesaling business and distribution business in Greater China. Revenues from sales and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China amounted to $11,669,000, a significant year-over-year decline of 33% as compared to $17,268,000 for the same periods in 2006.

(4) OTHER BUSINESS

Revenues for other business for the year ended December 31, 2007 was $317,000, a significant decrease of 71% as compared to $1,091,000 for the year ended December 31, 2006 due to the disposal of certain subsidiaries during 2007.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2007 were $15,292,000, representing a year-over-year decrease of 40% as compared to $25,529,000 for the same period of prior year. Cost of revenues as a percentage of the corresponding revenues was approximately 81% for FY2007 as compared to 88% for the same period of prior year.

(1) OUTSOURCING SERVICES

Cost of revenues from outsourcing services for FY2007 amounted to $2,199,000, a year-over-year increase of 55% as compared with 2006. Increase in cost of revenues was largely due to headcount increase at service staff level.

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Cost of revenues from VAS for FY2007 was $508,000, a decrease of 75% as compared with 2006 due to the sale of a major telecom CRM unit during 2007.

(3) PRODUCTS (TELECOM & GAMING)

Cost of revenues derived from Products for FY2007 amounted to $12,538,000, a reduction of 43% as compared with the same periods in 2006.  Approximately 87% of the cost of revenues related to Products for the third quarter of FY2007 was derived from the sales of mobile phones and 13% was derived from the sales of electronic gaming machines.

GROSS PROFIT

Gross profit for FY2007 was $3,702,000 (2006: $3,544,000). Gross margin was 20% for FY2007 as compared to 13% for the same period of prior year.  Improvement in gross margin was attributed to higher margin for Multiplayer Gaming Machines (39%) and Electronic Slot Machines (60%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) totaled $13,480,000 for FY2007, a year-over-year increase of 69% as compared to $7,968,000 for the same periods of prior year.  The increased SG&A was mainly due to the provision for captioned USD5 million against 3G receivables during 2007. SG&A consists primarily of indirect staff salaries, office rental, insurance, advertising expenditures and traveling costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31,2006	Percentage Change
	Audited	Restated
Remuneration and related expenses	$4,498	$2,293%	96
Office (majority is rental and utilities)	821	599	37
Travel	440	302	46
Entertainment	158	103	54
Professional (legal and consultant)	600	357	68
Audit	697	156	346
Selling	470	215	118
Bad Debts	5,319	4,537	17
Other	475	(595)%	(180)
Total	$13,480	$7,968	69

(1) OUTSOURCING SERVICES

Selling, General and Administrative expenses for outsourcing services were $757,000 for the year ended December 31, 2007, an increase of 67% from $453,000 for the year ended December 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Group 1. Outsourcing Services
(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated
Remuneration and related expenses	$463	$317%	46
Office (majority is rental and utilities)	65	35	83
Travel	87	12	653
Entertainment	13	5	191
Professional (legal and consultant)	7	9	(28)
Audit	4	3	44
Selling	11	0	2,225
Bad Debts	100	49	103
Other	7	23%	(70)
Total	$757	$453	67

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Selling, General and Administrative expenses for VAS were $471,000 for the year ended December 31, 2007 as compared to $603,000 in 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Group 2. Telecom Value-Added Services
(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated
Remuneration and related expenses	$255	$337%	(24)
Office (majority is rental and utilities)	66	122	(46)
Travel	42	72	(41)
Entertainment	26	38	(32)
Professional (legal and consultant)			n/a
Audit	3		n/a
Selling	11	10	12
Bad Debts	46	3	1,693
Other	23	23	1
Total	$471	$603%	(22)

(3) PRODUCTS (TELECOM & GAMING)

Selling, General and Administrative expenses for products (telecom & gaming) were $2,548,000 for the year ended December 31, 2007, a year-over-year increase of 7% as compared to $2,370,000 for the year ended December 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Group 3. Products (Telecom & Gaming)
(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated
Remuneration and related expenses	$1,227	$315%	289
Office (majority is rental and utilities)	455	158	189
Travel	146	47	208
Entertainment	99	40	147
Professional (legal and consultant)	104	19	437
Audit	43	0	25,576
Selling	344	95	264
Bad Debts	(126)	1,627	(108)
Other	256	69%	272
Total	$2,548	$2,370	7

(4) OTHER BUSINESS

Selling, General and Administrative expenses were $9,703,000 for the year ended December 31, 2007, a substantial increase of 114% as compared to $4,542,000 for 2006. The substantial increase was mainly due to the provision for bad debts for USD$5 million from the sale and disposal of Gz3G during 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	Group 4. Other Business
(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated
Remuneration and related expenses	$2,554	$1,325%	99
Office (majority is rental and utilities)	235	284	(17)
Travel	165	172	(4)
Entertainment	20	21	(4)
Professional (legal and consultant)	489	328	49
Audit	648	153	322
Selling	104	110	(6)
Bad Debts	5,299	2,858	85
Other	189	(709)%	(127)
Total	$9,703	$4,542	114

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses were $752,000 for the year ended December 31, 2007, representing a year-over-year decrease of 51% as compared $1,536,000 for the same periods of the prior year. Decrease in depreciation and amortization was mainly due to the amortize issuance cost of $835,000 carry forward in the 2006 re-audit.

Depreciation
(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated
Group 1. Outsourcing Services	$(2)	$6%	(137)
Group 2. Telecom Value-Added Services	167	268	(38)
Group 3. Products (Telecom & Gaming)	116	38	205
Group 4. Other Business	159	89	79
Total	$440	$401%	10

Amortization
(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007		For the year ended December 31, 2006	Percentage Change
	Audited		Restated
Group 1. Outsourcing Services	$		$-%	n/a
Group 2. Telecom Value-Added Services		1	-	n/a
Group 3. Products (Telecom & Gaming)		311	29	972
Group 4. Other Business			1,106	(100)
Total		$312	$1,135%	(72)

LOSS FROM OPERATIONS

On a year-over-year basis, Loss from operations amounted to $16,427,000 for FY2007, as compared to $7,434,000 for FY2006.  During this year, provision of $3.5 million against receivable from 3G purchaser and extra goodwill impairment of approximately $5,461,000 resulted in and reduced the Operating Loss directly for the fiscal year ended December 31, 2007.

(in thousands of US Dollars, except percentages)	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	For the year ended December 31, 2007	For the year ended December 31, 2006
	($)	($)	($)	($)	($)	($)
Operating profits (Loss) before non-cash accounting provisions	3,520	783	(6,408)	(3,491)	(5,596)	2,945
Allowance for doubtful accounts (1)	(100)	(46)	1,772	(6,945)	(5,319)	(4,537)
Goodwill impairment (2)	(3,964)		(1,497)		(5,461)	(5,601)
Stock-based compensation expenses (3)				(51)	(51)	(242)
Operating profits (Loss)	(544)	737	(6,133)	(10,487)	(16,427)	(7,435)

INTEREST INCOME / (EXPENSES), NET

(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated

Interest income	$37	$162%	(77)
Interest expenses	859	1,058	(19)
Interest income / (expenses), net	$(822)	$(896)%	(8)

Interest income was $37,000 for the year ended December 31, 2007, a decrease of 77% as compared to $162,000 for the year ended December 31, 2006. Interest expenses were $859,000 for the year ended December 31, 2007, a decrease of 19% as compared to $1,058,000 for the year ended December 31, 2006. The Decrease in Interest Income (Expenses) was mainly due to the divestiture of telecom CRM units during 2007, and most of the interest expenses of this year were attributed to the interest accrual of $499,000 for Five Million Convertible Note.

Interest Expenses (in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated
Group 1. Outsourcing Services	$6	$22%	n/a
Group 2. Telecom Value-Added Services	2		n/a
Group 3. Products (Telecom & Gaming)	445	56	695
Group 4. Other Business	406	980	(59
Total	$859	$1,058%	(19

Interest Income (in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated

Group 1. Outsourcing Services	$	$-%	n/a
Group 2. Telecom Value-Added Services	2	-	n/a
Group 3. Products (Telecom & Gaming)	18	140	(87)
Group 4. Other Business	17	22	(23)
Total	$37	$162%	(77)

SUNDRY INCOME/EXPENSE

Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries’ control and such income does not relate to each subsidiary’s core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2007, the non-operating income or sundry income of $1,238,000 included in Statement of Operations was mainly derived from the investment income of $561,000, leasehold income $65,000, software service income $78,000 and various other income totaling $534,000. .

For the year ended December 31, 2006, the non-operating income or sundry income was $108,000 mainly derived from leasehold income of $79,000 and various other incomes totaling $29,000.

Sundry Income (Net) (in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated

Group 1. Outsourcing Services	$1	$-%	n/a
Group 2. Telecom Value-Added Services	42	-	n/a
Group 3. Products (Telecom & Gaming)	115	-	n/a
Group 4. Other Business	1,080	108	900
Total	$1,238	$108%	1,046

SHARE OF PROFIT OF ASSOCIATED COMPANIES

An aggregate of $77,000 in loss from investment has been recognized for the year ended December 31, 2007 as a result of sharing loss of our 40% ownership interest in Bell-Pact Shanghai, acquired in January 2007.

An aggregate of $17,000 in earnings from investment has been recognized for the year ended December 31, 2006 as a result of sharing profits and loss of our 20% ownership interest in Take1 Technology – ($295,000), acquired in April 2004; 20% ownership in MOABC – ($19,000), acquired in October 2006; and, 45% ownership interest in PactGames – $331,000, acquired in September 2006 (ownership has been increased to 51% interest as of December 31, 2007).

INCOME TAXES

The income taxes expenses for the Company’s subsidiaries were $7,000 and $18,000 for the years ended December 31, 2007 and 2006 respectively. The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules.

(in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated

Group 1. Outsourcing Services	$	$	%	n/a
Group 2. Telecom Value-Added Services	3			n/a
Group 3. Products (Telecom & Gaming)	4			n/a
Group 4. Other Business		18		(100)
Total	$7	$18%		(61)

MINORITY INTERESTS

Minority interests for the year ended December 31, 2007 and 2006 was $37,000 and $58,000 respectively. Minority interests represented minority ownership interests in subsidiaries consolidated in the Company’s consolidated financial statement.

NET LOSS

On a year-over-year basis, Net Loss amounted to $14,195,000 for FY2007, a year-over-year decrease of 15% as compared to $12,415,000 for the same period of prior year.   Net Loss incurred in FY 2007 was mainly due the substantial provision $3.5 million against receivable from 3G purchaser, $5.5 million of goodwill impairment, and certain write-offs, compensation costs and provisions for bad debt related to our legacy telecom operation. Segmented details are set out below:

(in thousands of US Dollars, except percentages)	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	($)	($)	($)	($)	($)	($)	(%)

Operating profits (Loss)	(544)	737	(6,133)	(10,487)	(16,427)	(7,435)	121
Interest income / (expenses), net	(6)	1	(430)	(387)	(822)	(896)	(8)
Loss in change in fair value of warrants	-	-	-	-	-	(214)	(100)
Liquidated damages	-	-	-	-	-	(3,817)	(100)
Sundry income	1	42	115	1,080	1,238	108	1,046
Shares of earning from investment on equity method			(77)		(77)	17	(553)
Earnings before Income Taxes, Minority Interest and Discontinued Operations	(549)	780	(6,525)	(9,794)	(16,088)	(12,237)	31

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS

Cash resources required to satisfy short and long term contractual obligations as of December 31, 2007 are tabulated below:

Payments Due by Period

Contractual Obligations (in thousands)	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$100	100	-	-
Bank Loans	1,824	80	370	1,374
Operating leases	404	210	194	-
Capital leases	N/A	-	-
Total cash contractual obligations	$2,328	390	564	1,374

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of December 31, 2007. Further, the Company had not engaged in any non-exchange trading activities during 2007.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Net cash and cash equivalents at December 31, 2007 were approximately $3.75million, an increase of approximately $1.97 million compared to December 31, 2006. This change resulted from cash used in operations of $1.08 million, cash provided by investing activities of $0.52 million and cash provided by financing activities of $2.29 million.

Significant components of cash flows from operations are as follows:

(Amounts in millions of US Dollars)
Net loss	$(14,195)
Non-cash and/or nonrecurring items	12,008
Other changes in assets and liabilities	1,108
Net cash used in operations	$(1,079)

Other significant sources (uses) of cash during 2007 were mainly attribute to $3.5 million of provision against receivables from 3G purchaser, $2.95 million proceeds from issuance of convertible debenture, $5.5 million of Goodwill impairment and $1.5 million of accounts receivable and other current assets, ..

WORKING CAPITAL

The Company’s working capital decreased to $3,205,000 at December 31, 2007, as compared to $6,925,000 at December 31, 2006. The decreased working capital primarily resulted from the decreased $6,865,000 in net assets held for dispositions, and the decreased $2,311,000 in other current assets.

ISSUANCE OF COMMON STOCK

During the year ended December 31, 2007, the Company had the following equity transactions (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March, such shares are valued at $1,090,914; (ii) 41,426 treasury shares were sold to the open market with total consideration $127,000; (iii) 202,000 shares as a results of exercise of stock options with cash consideration of $406,000. As of December 31, 2007, the Company received $196,000 from exercise of stock options.

CAPITAL RESOURCES

As of December 31, 2007, we had approximately $3,750,000 in cash. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand; cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. We evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity as well as from other sources.

On February 6, 2007, our subsidiary, PacificNet Games Limited (PactGames) entered into a definitive agreement for a $5 million financing in the form of secured convertible debt with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds from the financing was be used to provide PactGames with additional working capital in expanding its gaming technology operations, funding for strategic acquisitions in China and funding for general corporate purposes.

The $5 million convertible debt issued by PactGames to Pope, matures on February 6, 2010, and may be converted into 26% to 32% ownership interest in PactGames based on reaching certain net income milestones during fiscal year 2007 The interest rate on the convertible debt will initially be set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

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

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. We are exposed to interest rate change risk with respect to one of our subsidiaries credit facility with a commercial lender. However, we do not believe that this interest rate change risk is significant.

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

●	If the Company is unable to derive any revenues from Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are the names of the directors, executive officers and significant employees of the Company as of June 11, 2008:

Name	Age	Title
Tony Tong	40	Chairman and Chief Executive Officer
Victor Tong	37	President, Secretary, and Director
Phillip Wong	57	Chief Financial Officer(Appointed on April 10, 2008)
Daniel Lui	43	Former Chief Financial Officer
ShaoJian (Sean) Wang	41	Director
Guo-Jing Su	37	Independent Director (1)(2)(3)
Jeremy Goodwin	33	Independent Director (1)
Tao Jin	38	Independent Director (1)(2)
Stephen Crystal	43	Independent Director
Mike Fei	38	Company Secretary and General Counsel

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

The following is a brief description of each board of director, key positions and brief biography:

MR. TONY TONG, age 40, is the Chairman, CEO, Executive Director, and co-founder of PacificNet. Prior to founding PACT, Mr. Tong worked at Andersen Consulting (now Accenture, NYSE:ACN) and ADC Telecommunications (NASDAQ:ADCT), a global supplier of telecom equipment. Mr. Tong's R&D achievements include being the inventor and patent holder of US Patent Number 6,012,066 (granted by US Patent and Trademark Office) titled "Computerized Work Flow System." Tony is a frequent speaker on Asian gaming technology and was invited to present at the G2E (Las Vegas), G2E Asia (Macau), European iGaming Congress - Barcelona (EiGexpo.com), Casino Affiliate Convention - Macau (CAC2007.com), Asia GEM Gaming Expo – Philippines, and China 3G Summit.  Tony is also a frequent speaker on technology investment in China, and was invited to present at the APEC International Finance & Technology Summit, China Venture Capital Forum, and China Hi-Tech Fair, and a Fellow of Hong Kong Institute of Directors. Tony graduated with Bachelor of Mechanical/Industrial Engineering Degree from the University of Minnesota and served on the Computer Engineering Department Advisory Board and was an Adjunct Professor at the University of Minnesota, USA.  Mr. Tony Tong was named to the 2008 "25 People to Watch" List compiled by Global Gaming Business Magazine, the leading global gaming magazine which annually honors 25 top individuals with major impact on the gaming industry.  At the 3rd Annual Euro-Asian Summit of Leaders at the Asia GEM 2008 in Manila, Philippines, Mr. Tony Tong was elected member of the Euro-Asian Cooperation on Gaming Association Limited (ECG, http://www.ecglimited.com ), a leading gaming association for gaming operators, suppliers, and regulators which promotes the development and growth of the legitimate gaming industry.

MR. VICTOR TONG, age 37, is the President of PacificNet, and has served on our board as an Executive Director since 2002. Mr. Victor Tong gained his consulting, systems integration, and technical expertise through his experience at Andersen Consulting (now Accenture, NYSE:ACN), American Express Financial Advisors (IDS), 3M, and the Superconductivity Center at the University of Minnesota. In 1994, Mr. Victor co-founded Talent Information Management ("TIM"), a leading internet application development and consulting company in Minnesota. PacificNet.com was originally founded as an operating division of TIM. In 1997, Mr. Tong successfully sold GoWeb, an internet consulting division of TIM to Key Investment, a leading technology and media investment company owned by Vance Opperman, a billionaire in Minnesota who founded West Publishing. Mr. Tong became the President of KeyTech, a leading information technology consulting company based in Minnesota. In 1999, he was recognized in "City Business 40 Under 40" as one of the future business and community leaders in Minnesota. Mr. Tong won the Student Commencement Speaker Award and graduated with honors with a Bachelor of Science in Physics from the University of Minnesota. Mr. Victor Tong was named to the 2008 "25 People to Watch" List compiled by Global Gaming Business Magazine, the leading global gaming magazine which annually honors 25 top individuals with major impact on the gaming industry.  Victor Tong is the brother of Tony Tong.

MR. PHILLIP WONG, age 57, has served as Chief Financial Officer since April 10, 2008.  Mr. Phillip Wong, age 57, has over 20 years of hands-on China business experience, including financial and lottery gaming experience. Mr. Wong has served as president of Shenzhen G-Lot Technology Limited, a leading provider of lottery technology and systems in China serving the Welfare and Sports Lottery markets. Mr. Wong was formerly the General Manager of a listed company in Hong Kong (Culturecom: HK Stock Code 0343.HK, formerly known as Jademan Holdings).  Mr. Wong has a Post Graduate Diploma in General Management from Macquarie University of Australia. He is also a Fellow of the Chartered Institute of Management Accountants of the UK since 1986 as well as a Fellow of the Hong Kong Institute of Certified Public Accountants. Mr. Wong was awarded the Ten Outstanding Young Persons' Award in Hong Kong and was elected Vice-Chairman of the Ten Outstanding Young Persons Association in the late 1980's. Before the transfer of sovereignty of Hong Kong back to China in 1997, Mr. Wong was the Convener of the Economic Sub-group of the Basic Law Drafting Committee of the Hong Kong Management Association. From 1992 to 2002, Mr. Wong was a Committee Member of the Chinese Political Party's Consultative Committee of Zengcheng City, Guangdong. Mr. Wong discontinued with his voluntary services based Hong Kong after he moved to Shanghai in 2002.

MR. DANIEL LUI, age 43, has served as Chief Financial Officer from March 1, 2007, to April 2008. Mr. Lui joined PacificNet with over 17 years of professional and commercial accounting experience, 7 years of which was in Mainland China. He carries the credentials of Chartered Accountant (Alberta, Canada) and CPA-inactive (Washington, USA). Mr. Lui was Vice President of Finance and Company Secretary of Fiberxon Inc., a leading communications subsystem maker, where he was in charge of Fiberxon’s Finance, Company Secretarial, and Information Technology departments from 2002 to 2007. Prior to joining Fiberxon, Mr. Lui was Chief Financial Officer of China Motion NetCom Ltd., a wholly owned subsidiary of China Motion Telecom International Limited, a Hong Kong Exchange listed company, engaged in long distance call resale business from 2000 to 2001. Prior to that, Mr. Lui was Financial Advisory Services Manager of PricewaterhouseCoopers and Auditor at KPMG. Mr. Lui received his Bachelors of Business Administration degree from the University of Hawaii at Manoa in 1987 and Master of Business Administration from University of Alberta in Canada in 1994.

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

MR. GUO-JING SU, age 37, has served on our board as an independent director since February 5, 2008. Mr. Su is currently the Chief Executive Officer of Beijing Lottery International Information Technology Development Ltd., Chairman of the Board of Directors of Vindaway Trading Co., Ltd. and a member of the China IT Channel Committee as well as a member of the 9th Beijing Enterprise Committee of the China National Democratic Construction Association. In 2005, Mr. Su became a shareholder of Beijing Lottery International Information Technology Development Ltd. In the same year, the company cooperated with the China Center for Lottery Studies of Peking University to found the magazine “Gaming Industry and Public Welfare” where Mr. Su served as a Special Advisor. Mr. Su became the second largest shareholder of Hubei Bothwin Investment Ltd. the following year. From 2004 to 2005, Mr. Su was the General Manager of the Paperless Lottery Department at the Beijing Welfare Lottery Center, taking charge of the operations of Happy 8 (a gaming method) and paperless lottery. In 2001, Mr. Su established Vindaway Trading Co., Ltd, which acquired related technology and facilities from Silicon Valley-based Filanet and launched the Interjak hardware series between 2002 and 2004. Prior to that, Mr. Su served as a Project Director at China National Electronics Import and Export Corporation. He is also referred to by industry reporters as “China’s Gaming Expert” because of his insights on gaming in China. Mr. Su graduated from the University of Shanghai where he studied Science and Technology from 1989 to 1992 and studied law at the Party School of the Central Committee of C.P.C. from 1998 to 2000.

MR. JEREMY GOODWIN, age 33, has served on our board as an Independent Director since December 24, 2004. Jeremy Goodwin is the founder of China Diligizer and a Managing Partner with 3G Capital Partners. He began his career in 1995 at Mees Pierson Investment Finance S.A. in Geneva, Switzerland where he supported the fund private placement/private equity finance team. Noteworthy transactions executed by the group included assistance on the placements of the $1.2 Billion Carlyle Partners II Limited Partnership. In 1997 he went to work for the then parent institution, ABN Amro, in Beijing, China where he established the Global Clients desk representing the bank's multinational clients to sovereign regulatory agencies and local financial institutions while monitoring their working capital needs. During his time there, the office was approved by the Central Bank of China to operate as a fully licensed branch. Noteworthy transactions executed by the group included assistance in the business development and project management for the Royal Dutch Shell Oil project and the Beijing Capital International Airport listing on the Hong Kong Stock Exchange arranged by the Hong Kong office of ABN Amro Rothschild. He also assisted the Singapore Debt Capital Markets team in the business development origination of Sovereign Euro Debt Issuances for the Ministry of Finance and the State Development Bank in Beijing for the People's Republic of China. In 1999, He went to work for ING Barings in London as an International Associate working directly for the business manager to the CEO. One of his primary assignments was in Hong Kong with the ING Beijing Investment arm of Baring Private Equity Partners, a joint venture with the Beijing Municipal Government established in 1994 at the decree of then Chinese Premier Zhu Rong Ji and widely considered the first domestic Chinese Private Equity fund. Mr. Goodwin received his BS from Cornell University in 1996 in conjunction with the Institute of Higher International Studies in Geneva, Switzerland. He later pursued his advanced degree with Princeton University with a concentration in Chinese affairs which he completed at the prestigious Nanjing Chinese Studies Center of the Johns Hopkins School of Advanced International Studies. Jeremy is fluent in written and spoken Mandarin Chinese, French and has working knowledge of Vietnamese.

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

MR. STEPHEN CRYSTAL, age 43, has served on the Board of Directors of PacificNet as an Independent Director since March 3, 2008.  Mr. Crystal is currently Chief Executive Officer and President of TableMAX Holdings, LLC, a leading provider of electronic table games. Mr. Crystal is also a former board member of Las Vegas Gaming, Inc., a game management system operator as well as founder and managing member of JMC Investments, LLC, an investment company whose portfolio includes gaming real estate and operations, gaming technology, hospitality and entertainment, and franchise assets. Prior to that, Mr. Crystal co-founded Barrick Gaming Corporation, which owned and operated six hotel casinos in Las Vegas. Prior to entering the gaming world, Mr. Crystal practiced law at Armstrong Teasdale, LLP, Gage & Tucker L.C, and Wirken & King, P.C. Mr. Crystal also served as an Equal Opportunity Specialist for the United States Department of Labor from May 1990 to May 1992 and served in the New Hampshire House of Representatives from December 1988 to August 1989. Mr. Crystal received his law degree from the American University, Washington College of Law in 1992 and his Bachelor degree from Dartmouth College in Political Science in 1986.

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

CORPORATE GOVERNANCE

BOARD OF DIRECTORS

We have seven members serving on our Board of Directors. Three of our current members were appointed by the board of directors in 2008. Each board member is nominated for re-election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. There have been no material changes to the procedures by which security holders may recommend nominees to the company’s board of directors.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The board of directors has established a separately-designated audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  As of March 31, 2008 our Audit Committee consisted of Messrs. Tao Jin (Chairman), Jeremy Goodwin, Mike Poon and Guo-Jing Su, each of whom are considered “independent” under the NASDAQ Stock Market listing standards currently in effect. The board of directors has determined that each of the members of the audit committee qualify as an “audit committee financial expert”.

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

CODE OF ETHICS

On May 14, 2003, we adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB filed on April 2, 2004. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

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

The compensation committee currently oversees the design and administration of our executive compensation program.

Objectives and Philosophy

In General. The objectives of our compensation programs are to:

●	Provide our executive officers with both cash and equity incentives to motivate them to further the interests of the company and our stockholders
●	Provide employees with long-term incentives to assist in creating a culture of corporate ownership, which we believe will assist in retaining these employees
●	Provide stability during our growth stage

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

Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. Incentive compensation is intended to compensate executive officers, employees, consultants and directors for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives are expected to vary depending on the individual executive, but are expected to relate generally to strategic factors such as expansion of our services and to financial factors such as improving our results of operations. The actual amount of incentive compensation for the prior year will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each year. Specific performance targets used to determine incentive compensation for each of our executive officers for 2007 have not yet been determined.

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

Compensation Committee Interlocks and Insider Participation

As of March 31, 2008 our Compensation Committee consisted of Messrs. Guo-Jing Su (Chairman), Tao Jin, Mike Poon. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report on Executive Compensation

The compensation committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis of this Annual Report on Form 10-K. Based upon this review and discussion, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K to be filed with the SEC.

Compensation Committee of the Board of Directors:  Guo-Jing Su (Chairman), Tao Jin, Mike Poon.

This report shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation	Total ($)
Tony Tong, Chairman, Chief Executive Officer and Director	2007	$100,000	$27,453	$200,000	$327,543
	2006	$100,000	$21,552		$121,552
Daniel Lui, Chief Financial Officer(2)	2007	$100,000			$40,000
	2006	$40,000
Victor Tong, President and Director	2007	$100,000	$27,453	$200,000	$327,543
	2006	$48,000	$21,552		$121,552

1)
Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123R with respect to 2006. On December 15, 2006, the board of directors cancelled all options granted in 2005 and 2006.

2)	Mr. Daniel Lui resigned as our Chief Financial Officer in April, 2008.

Employment Agreements

On March 17, 2008, the Company renewed an Executive Employment Contract with Tony Tong for a period of three years. Mr. Tong currently serves as our Chairman and Chief Executive Officer. The employment agreement provides for Mr. Tong to earn an annual base salary of $50,000 in cash and $300,000 in stock compensation annually until March 17, 2011. Mr. Tong is also eligible for an annual bonus for each fiscal year during the term of his contract based on performance standards as the compensation committee may deem appropriate. Mr. Tong is entitled to receive a monthly housing allowance of $5,000 and a monthly automobile allowance of $500.

On March 17, 2008, the Company renewed an Executive Employment Contract with Victor Tong for a period of three years. Mr. Tong currently serves as our President. The employment agreement provides for Mr. Tong to earn an annual base salary of $50,000 in cash and $250,000 stock compensation annually until March 17, 2011. Mr. Tong is also eligible for an annual bonus for each fiscal year during the term of his contract based on performance standards as the compensation committee may deem appropriate. Mr. Tong is entitled to receive a monthly housing allowance of $5,000 and a monthly automobile allowance of $500. Mr. Tong’s employment contract was renewed for a period of three years through March 17, 2011, starting from March 17, 2008.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2007, options were issued to the named executive officers to purchase 10,000 shares of common stock in the aggregate.

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

Limitation on number of Awards

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

 Stock Appreciation Rights

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the unexercised options and equity incentive plan awards for each name executive officer outstanding as of December 31, 2007.  There were no stock awards outstanding as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Tony Tong, CEO	0	10,000		$4.31	2013-8-8

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2007.  There were no stock awards granted or vested during 2007.

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

Director Compensation

Name of Director	Fees Earned or Paid in Cash	Option Awards ($) (1)	All other compensation ($)	Total($)
WANG SHAO JIAN	-		40,000	40,000
TONY I TONY		27,543-	40,000	67,543
VICTOR TONG	-		40,000	40,000
JIN TAO	-		40,000	40,000
JEREMY GOODWIN		-	40,000	40,000
POO HO-MAN			40,000	40,000
SU GUO JING			20,000	20,000
STEPHEN CRYSTAL			40,000	40,000

(1) The aggregate number of option awards outstanding at fiscal year end is 10,000.

DIRECTORS' FEES

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

ANNUAL RETAINER FEE

Each director is paid an annual retainer fee of US$10,000 in the form of common stock or stock options of the Company. Such retainer fee is paid semi-annually in arrears. The number of shares of common stock issued is based on the average closing market price over the ten trading days prior to the end of the six month period that the retainer fee is due.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007, the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES STOCK BENEFICIALLY OWNED (1)	% OF COMMON STOCK BENEFICIALLY OWNED
Sino Mart Management Ltd. (2) c/o ChoSam Tong 16E, Mei On Industrial Bldg.17 Kung Yip Street, Kwai Chung, NT, Hong Kong	1,851,160	15.45%
ChoSam Tong (3) 16E, Mei On Industrial Bldg. 17 Kung Yip Street, Kwai Chung, NT, Hong Kong	1,861,160	15.45%
Kin Shing Li (4) Rm. 3813, Hong Kong Plaza 188 Connaught Road West, Hong Kong	1,150,000	9.60%
Tony Tong	296,000	2.47%
Victor Tong	96,000	*
ShaoJian (Sean) Wang	16,000	*
Tao Jin	10,000	*
Jeremy Goodwin	-	*
Ho-Man (Mike) Poon	-	*
All directors and officers as a group (8 persons)	418,000	3.49%

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

(2)	Sino Mart Management Ltd. is owned by Mr. ChoSam Tong, the father of Messrs. Tony Tong and Victor Tong.
(3)	Includes shares of common stock of Sino Mart Management Ltd., which is owned by Mr. ChoSam Tong.
(4)	Information obtained from the Schedule 13D/A filed by Mr. Kin Shing Li on October 14, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth aggregate information regarding the Company's equity compensation plans in effect as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Remaining available for further issuance under equity compensation plans
Equity compensation plans approved by security holders (under 2005 Stock Option Plan) (1)	33,000	$4.31	2,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) Reflects options granted and available for issuance under the 2005 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2007, our principal independent auditors were Kabani & Company, Inc. (“Kabani”). Our former independent auditors, Clancy and Co., P.L.L.C., resigned as our independent auditor on January 19, 2007. The following is a summary of the services provided and fees billed to us by Kabani during 2007 and by Clancy during 2006.

AUDIT FEES

An aggregate of $365,000 and $160,000 has been paid for professional services rendered by Kabani for the audit of the financial statements for the years ended December 31, 2007 and 2006, respectively.  Further, an aggregate of $500,000 has been accrued in 2007 for professional services rendered by Kabani & Company, Inc for the restatement of the Company's financial statements for the fiscal years ended December 31, 2006 and 2005.

AUDIT RELATED FEES

NONE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended. (1)
3.2	Form of Amended By Laws of the Company.(1)
4.0	Specimen Stock Certificate of the Company (3)
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (2)
4.2	Form of Common Stock Warrant issued to each of the purchasers (2)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (3)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (3)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (4)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (4)
4.6(a)	Form of Amended and Restated Variable Rate Convertible Debenture due March 2009 issued to each of the Holders
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (4)
4.8	Form of Registration Rights Agreement, dated February 28, 2006(5)
4.9	Form of Variable Rate Convertible Debenture due February 2009
10.1	Form of Indemnification Agreement with officers and directors. (6)
10.2	Amendment to 1998 Stock Option Plan. (7)
10.3	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (8)
10.4	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (8)
10.5	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.6	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.7	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.8	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (9)
10.9	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.10	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (11)
10.11	PacificNet Inc. Amended and Restated 2005 Stock Option Plan (10)
10.12	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (11)
10.13	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (11
10.14	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (12)
10.15	Form of Lock-Up Agreement, dated March 13, 2006(5)
10.16	Form of Voting Agreement, dated March 13, 2006(5)
10.17
Agreement among PacificNet Strategic Investment Holdings LimiteD, Shenzhen GuHaiGuanChao Investment Consultant Co., Ltd., Lion Zone Holdings Limited and Mr. Wang Wenming for the termination of “the Agreement for the Sale and Purchase 51% Shares of Lion Zone Holdings Limited” (13)

10.18+	Tony Tong Employment Agreement
10.19+	Victor Tong Employment Agreement
10.20	Consulting Service Agreement with Daniel Howing Lui (14)
14	Code of Ethics (8)
21	List of Subsidiaries (Included in Exhibit 99.1)
99.1+	Corporate structure chart of our corporate and share ownership structure

+ Filed herewith.

(1)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(2)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed on December 31, 2004.
(4)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(5)	Incorporated by reference to the Company’s Form 10-KSB/A filed on November 3, 2006.
(6)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(7)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(8)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(9)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(10)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 26, 2006.
(11)	Incorporated by reference to the Company’s Form 10-KSB filed on April 19, 2005.
(12)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(13)	Incorporated by reference to the Company’s Form 8-K filed on November 27, 2006.
(14)	Incorporated by reference to the Company’s Form 8-K filed on February 23, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFICNET INC.

Date: June 12, 2008	BY: /S/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: June 12, 2008	BY: /S/ PHILLIP WONG
Phillip Wong Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TONY TONG	Director, Chairman and CEO	June 12, 2008
Tony Tong

/s/ VICTOR TONG	Director, President	June 12, 2008
Victor Tong

/s/ PHILLIP WONG	Chief Financial Officer	June 12, 2008
Phillip Wong

INDEX TO EXHIBITS
EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended. (1)
3.2	Form of Amended By Laws of the Company.(1)
4.0	Specimen Stock Certificate of the Company (3)
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (2)
4.2	Form of Common Stock Warrant issued to each of the purchasers (2)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (3)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (3)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (4)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (4)
4.6(a)+	Form of Amended and Restated Variable Rate Convertible Debenture due March 2009 issued to each of the Holders
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (4)
4.8	Form of Registration Rights Agreement, dated February 28, 2006(5)
4.9+	Form of Variable Rate Convertible Debenture due February 2009
10.1	Form of Indemnification Agreement with officers and directors. (6)
10.2	Amendment to 1998 Stock Option Plan. (7)
10.3	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (8)
10.4	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (8)
10.5	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.6	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.7	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.8	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (9)
10.9	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.10	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (11)
10.11	PacificNet Inc. Amended and Restated 2005 Stock Option Plan (10)
10.12	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (11)
10.13	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (11
10.14	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (12)
10.15	Form of Lock-Up Agreement, dated March 13, 2006(5)
10.16	Form of Voting Agreement, dated March 13, 2006(5)
10.17
Agreement among PacificNet Strategic Investment Holdings Limited, Shenzhen GuHaiGuanChao Investment Consultant Co., Ltd., Lion Zone Holdings Limited and Mr. Wang Wenming for the termination of “the Agreement for the Sale and Purchase 51% Shares of Lion Zone Holdings Limited” (13)

10.18+	Tony Tong Employment Agreement
10.19+	Victor Tong Employment Agreement
10.20	Consulting Service Agreement with Daniel Howing Lui (14)
14	Code of Ethics (8)
21	List of Subsidiaries (Included in Exhibit 99.1)
99.1+	Corporate structure chart of our corporate and share ownership structure

+ Filed herewith.

(1)	Incorporated by reference to the Amendment to Registration Statement on Form S-3 on Form SB-2/A (Registration No. 333-113209) filed on April 21, 2004.
(2)	Incorporated by reference to the Registration Statement on Form S-3 filed on March 2, 2004
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed on December 31, 2004.
(4)	Incorporated by reference to the Company's Form 8-K filed on March 6, 2006
(5)	Incorporated by reference to the Company’s Form 10-KSB/A filed on November 3, 2006.
(6)	Incorporated by reference to the Company's Form SB-2 filed on October 21, 1998.
(7)	Incorporated by reference to the Company's 10-KSB filed on March 31, 2003.
(8)	Incorporated by referenced to the Company's Form 10-KSB filed on April 2, 2004.
(9)	Incorporated by reference to the Company's Form 8-K filed on April 19, 2004.
(10)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 26, 2006.
(11)	Incorporated by reference to the Company’s Form 10-KSB filed on April 19, 2005.
(12)	Incorporated by reference to the Company's Form 8-K filed on December 20, 2005.
(13)	Incorporated by reference to the Company’s Form 8-K filed on November 27, 2006.
(14)	Incorporated by reference to the Company’s Form 8-K filed on February 23, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Net Inc.

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacificNet Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their consolidated operations and cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  During the year ended December 31, 2007, the Company incurred net losses of $14,195,000.  In addition, the Company had a negative cash flow in operating activities amounting to negative $1,079,000 in the year ended December 31, 2007, and the Company’s accumulated deficit was $65,070,000 as of December 31, 2007. In addition, the Company is in default on its convertible debenture obligation and three holders of Convertible Subordinated Debentures filed an involuntary petition for Chapter 11 relief in federal bankruptcy court on Saturday, March 22, 2008 in Wilmington, DE. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.

LOS ANGELES, CA
April 28, 2007

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND 2006
(In thousands of United States dollars, except par values and share numbers)

	As at December 31,
	2007	2006
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$3,750	$1,778
Accounts receivables, net	5,241	4,774
Inventories, net	693	188
Loan receivable from related parties	2,273	2,991
Loan receivable from third parties	815	128
Marketable equity securities - available for sale	547	18
Net assets held for disposition	2,692	9,557
Other current assets	408	2,719
Total Current Assets	16,419	22,153

Property and equipment, net	5,285	4,008
Intangible assets, net	343	323
Investments - cost basis	120	15
Investment - equity method	13	100
Goodwill	870	5,601
Other receivables	1,670	471
TOTAL ASSETS	$24,720	$32,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$100	$111
Bank loans-current portion	80	411
Accounts payable	414	225
Accrued expenses	3,500	1,270
Customer deposits	514	243
Convertible debenture	5,809	8,945
Warrant liability		904
Liquidated damages liability	2,697	2,837
Loan payable to related party	-	282
Shares to be issued	127	-
Total Current Liabilities	13,241	15,228

Bank loans - non current portion	1,743	637
Convertible debenture-non current portion	5,224	-
Total long-term liabilities	6,967	637
Total liabilities	20,208	15,865

Minority interest	1,720	2,829
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none	-	-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
December 31, 2007: 16,887,041 issued, 14,314,072 outstanding
December 31, 2006: 14,155,597 issued, 11,541,202 outstanding	1	1
Treasury stock, at cost (2007: 2,572,969 shares ;2006: 2,614,395 shares)	(145)	(272)
Additional paid-in capital	79,125	65,757
Shares issued as deposit	(10,974)	-
Cumulative other comprehensive income	200	(42)
Accumulated deficit	(65,070)	(51,090)
Stock subscription receivable	(345)	(377)
Total Stockholders' Equity	2,792	13,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,720	$32,671

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars, except loss per share and share amounts)

	For The Years Ended December 31,
	2007	2006	2005
		Restated	Restated
Net Revenues
Services	$4,466	$5,720	$4,242
Product sales	14,528	23,353	2,839
Total net revenue	18,994	29,073	7,081

Cost of Revenues
Services	2,754	3,562	3,160
Product sales	12,538	21,967	2,562
Total cost of revenue	15,292	25,529	5,722

Gross Profit	3,702	3,544	1,359

Operating expenses:
Selling, General and Administrative expenses	13,480	7,968	3,576
Stock-based compensation expenses	51	242	282
Depreciation and amortization	752	1,536	31
Impairment of Goodwill	5,461	-	3,689
Impairment of Investment	385	1,233	-
Total Operating expenses	20,129	10,979	7,578

Loss from continued operations	(16,427)	(7,435)	(6,219)
Other income (expenses):
Interest income /(expense), net	(822)	(896)	194
Gain / (Loss) in change in fair value of derivatives	-	(214)	-
Liquidated damages expense	-	(3,817)	-
Share of earnings from investment on equity method	(77)	17	855
Sundry income, net	1,238	108	266
Total other income (expense)	339	(4,803)	1,315

Loss from continued operations before Income Taxes and Minority Interests	(16,058)	(12,238)	(4,904)

Provision for income taxes	(7)	(18)	(28)

Minority Interests	37	(58)	(1,203)
Loss from continued operations	(16,058)	(12,314)	(6,135)

Income / (Loss) from discontinued operations:
Net gain on disposal	2,181	-	-
Net loss on disposal	-	26	-
Income / (Loss) from discontinued operations	(318)	(127)	989
Total income / (Loss) from discontinued operations	1,863	(101)	989

NET LOSS	(14,195)	(12,415)	(5,145)

Other comprehensive income (loss):
Foreign exchange gain (loss)	242	(27)	7
Net comprehensive loss	$(13,953)	$(12,442)	$(5,138)

BASIC & DILUTED LOSS PER COMMON SHARE:
Loss per share-Continued Operations	$(1.35)	$(1.07)	$(0.28)
Loss per share-Discontinued Operations	$0.16	$(0.01)	$0.07
Basic & Diluted Loss Per Share	$(1.19)	$(1.08)	$(0.21)

* Weighted average number of shares-Basic & Diluted	11,895,525	11,538,664	21,695,473

* Basic and diluted weighted average number of shares are considered equivalent as the effect of dilutive securities is anti-dilution.

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands of United States dollars, except number of shares)

	Common Stock		Additional Paid-in	Issuance of shares as	Stock Subscription	Cumulative Other Comprehensive	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Deposit	Receivable	Income/(loss)	(Restated)	Shares	Amount	(Restated)

BALANCE AT DECEMBER 31, 2004 - Restated	9,794,121	1	$57,729	$-	$-	$(22)	$(33,482)	833,616	(119)	$24,107
Issuance of common stock for acquisition of subsidiaries	515,900	-	3,971	-	-	-	-	-	-	3,971
Stock Issued for services	20,000	-	63	-	-	-	-	-	-	63
Repurchase of common shares for acquisition of Cheer Era	(149,459)	-	(1,547)	-	-	-	-	149,459	-	(1,547)
Cancellation of common shares	(45,000)	-	-	-	-	-	-	45,000	-	-
Repurchase of common shares	(2,000)	-	-	-	-	-	-	2,000	(15)	(15)
Options granted	-	-	282	-	-	-	-	-	-	282
Exercise of stock options and warrants for cash	676,000	-	966	-	-	-	-	-	-	966
Holdback shares as contingent consideration due to performance targets not yet met	-	-	-	-	-	-	-	298,550	-	-
Share consideration for acquisition of ChinaGoHi deemed issued under S&P	-	-	-	-	-	-	-	(137,500)	-	-
To record the correction for the excess finders fee adjusted to Apic	-	-	455	-	-	-	-	-	-	455
To correctly record the option exercise price	-	-	60	-	-	-	-	-	-	60
Foreign currency translation gain/(loss)	-	-	-	-	-	7	-	-	-	7
Net loss	-	-	-	-	-	-	(5,145)	-	-	(5,145)
BALANCE AT DECEMBER 31, 2005 - Restated	10,809,562	1	61,980	-	-	(15)	(38,627)	1,191,125	(134)	$23,205
Exercise of stock options for cash and receivable	418,000	-	834	-	-	-	-	-	-	834
Issuance of common stock for acquisition of subsidiaries	618,112	-	4,346	-	-	-	-	1,142,798	-	4,346
Cancellation of common stock for acquisition of subsidiaries	(275,000)	$-	$(1,672)	$-	$-	$-	$-	275,000	$-	$(1,672)
Repurchase of common shares - Treasury shares	(29,472)	-	-	-	-	-	-	29,472	(138)	(138)
Foreign currency translation gain/(loss)	-	-	-	-	-	(27)	-	-	-	(27)
Issuance of stock options	-	-	242	-	-	-	-	-	-	242
Issuance of warrants for issuing fee of convertible debts	-	-	28	-	-	-	-	-	-	28
Stock subscription receivable	-	-	-	-	(377)	-	-	-	-	(377)
Goodwill opening balance adjust	-	-	-	-	-	-	(48)	-	-	(48)
Net income/(loss)	-	-	-	-	-	-	(12,415)	-	-	(12,415)
BALANCE AT DECEMBER 31, 2006 - Restated	11,541,202	1	65,758	-	(377)	(42)	(51,090)	2,614,395	(272)	13,978
Reclassification of warrant liability to equity	-	-	690	-	-	-	213	-	-	903
Issuance of common stock for repayment of convertible debenture (199,444)	199,444	-	1,091	-	-	-	-	-	-	1,091
Sale of treasury shares	41,426	-	155	-	-	-	-	(41,426)	127	282
Issuance of common stock in escrow - restricted	2,330,000		10,974	(10,974)	-	-	-		-	-
Exercise of stock options for cash (202,000 shares)	202,000	-	406	-	-	-	-	-	-	406
Stock option expense	-	-	51	-	-	-	-	-	-	51
Foreign currency translation gain/(loss)	-	-	-	-	-	242	-	-	-	242
Stock subscription receivable	-	-	-	-	32	-	-	-	-	32
Net loss	-	-	-	-	-	-	(14,195)	-	-	(14,195)
BALANCE AT December 31, 2007	14,314,072	$1	$79,125	$(10,974)	(345)	$200	$(65,070)	2,572,969	$(145)	$2,792

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	For The Years Ended December 31,
	2007	2006	2005
		Restated	Restated
Cash Flows from operating activities
Net Loss	$(14,195)	$(12,415)	$(5,145)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts	5,319	4,537	2,739
Minority Interest	(37)	58	1,203
Depreciation and amortization	752	1,536	31
Share of earnings from investment on equity method	77	(17)	(855)
Goodwill impairment	5,461	-	3,689
Investment impairment	385	1,233	-
Stock-based compensation	51	242	282
Issuance of shares for services	-	-	63
Change in fair value of derivatives	-	214	-
Amortization of interest discount	-	690	-
Liquidated damages expense	-	3,817	-
Changes in current assets & liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	1,544	(7,098)	(297)
Inventories	(505)	2	(55)
Accounts payable and other accrued expenses	1,244	(2,202)	3,526
Net cash provided by (used in) operating activities of continued operations	96	(9,403)	5,182
Net cash provided by (used in) operating activities of discontinued operations	(1,175)	28	(988)
Net cash provided by (used in) operating activities	(1,079)	(9,375)	4,193

Cash flows from investing activities:
Increase in restricted cash	-	(71)	-
Increase in purchase of marketable securities	(529)	(19)	11
Acquisition of property and equipment	(1,033)	(2,608)	(2,966)
Acquisition of subsidiaries and affiliated companies	-	(667)	(3,958)
Repurchase of treasury shares	282	(138)	(15)
Net cash used in investing activities of continued operations	(1,280)	(3,503)	(6,928)
Net cash provided by (used in) investing activities of discontinued operations	$1,801	$1,408	$(2,678)
Net cash provided by (used in) investing activities	$521	$(2,095)	$(9,606)

Cash flows from financing activities:
Loans receivable from third parties	(237)	934	(1,024)
Loans receivable from related parties	(564)	622	(868)
Loan payable to related party	(282)	(121)	575
Advances (repayments) under bank line of credit	(11)	(204)	1,113
Repayments of amount borrowed under capital lease obligations	-	41	(5)
Proceeds from exercise of stock options and subscription	438	237	966
Advances under bank loans	(10)	935	(1,453)
Net proceeds from issuance of convertible debenture	2,954	7,500	-
Net cash provided by (used in) financing activities of continued operations	2,288	9,944	(696)
Net cash provided by (used in) financing activities of discontinued operations	-	-	-
Net cash provided by (used in)financing activities	2,288	9,944	(696)

Effect of exchange rate change on cash and cash equivalents	242	(27)	7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,972	(1,553)	(6,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	3,331	9,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,750	$1,778	$3,331

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(822)	$664	$229
Income taxes paid	$(7)	$5	$(53)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property & Equipment acquired under bank loans	$785	$1,082	$-
Investments in subsidiaries and affiliate through issuance of common stock	$-	$4,346	$3,971
Issuance of common stock for payment of convertible debenture	$1,091	$-	$-
Cumulative effect of change in accounting principle (note 10)	$213	$-	$-

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – RESTATED
(Amounts expressed in United States dollars unless otherwise stated)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PacificNet Inc. (referred to herein as “PacificNet” or the “Company”) was originally incorporated in the State of Delaware on April 8, 1987. PacificNet (PACT) is a leading provider of gaming and mobile game technology worldwide with a focus on emerging markets in Asia. PacificNet's gaming products are localized to their specific markets creating an enhanced user experience for players and larger profits for operators. PacificNet's gaming clients include the leading hotels, casinos, and gaming operators in Macau, Europe and elsewhere around the world. PacificNet also maintains legacy subsidiaries in the call center and ecommerce business in China. PacificNet employs about 500 staff in its various subsidiaries with offices in the US, Hong Kong, Macau, China. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS) and products (telecom and gaming) services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. Our products (telecom and gaming) include gaming technology and communication products distribution. The Company’s operations are primarily targeted in Greater China and certain Asian country markets.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE – Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

●	Carrying amounts of the VIE are consolidated into the financial statements of PacificNet as the primary beneficiary (referred as “Primary Beneficiary” or “PB”)

●	Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety

●	There is no direct ownership interest by the Primary Beneficiary in the VIE, equity of the VIE is eliminated with an offsetting credit to minority interest

PRC laws and regulations restrict us, as a foreign entity, from having a direct controlling interest in entities such as Beijing Xing Chang Xin Sci-tech Development Co. Ltd (IMOBILE-DE) that hold operating licenses to engage in domestic online ecommerce and telecom value-added services in China. As a result, we conduct substantially all of our operations through Beijing PacificNet IMOBILE Technology Co., Ltd (WOFE). We own 51% of the shares in each of the WOFEs and each WOFE signed Consulting and Services Agreements with IMOBILE-DE (the entities that actually carry out the operating activities). These agreements provide that all of the DE profits will flow through to the respective WOFEs. Pursuant to these agreements, the Company guarantees any obligations undertaken by these companies under their contractual agreements with third parties, and the Company is entitled to receive service fees based on the contractual arrangements from these companies. Accordingly, we bear the risks of and enjoy the rewards associated with the investments in the WOFEs.

The operations of DE are managed by their original management teams, however, the Company has the power to appoint or change directors and senior management because it indirectly ultimately controls the voting power of the shareholders of each DE through the Power of Attorney given to PacificNet’s President according to the operating agreements between the DE and WOFE. Pursuant to the Consulting and Service Agreements signed between each WOFE and their respective DE, the WOFE (“Party A”) agrees to be the exclusive provider of telecom consulting services to the DE (“Party B”). During the term of the agreement, Party B shall not accept technical and consulting services provided by any third party. Party B agrees to pay a fee to Party A based on the contractual arrangements and on management’s decision for the services provided. Payment of the service fees has been secured through a share pledge agreement with the shareholders of each of the DEs, whereby they pledged all of their shares to the respective WOFE.

(1) Each of the DEs, by design, is thinly capitalized because a substantial portion of PacificNet’s invested amounts or consideration were paid or payable directly to previous owners of DE for entering into the acquisition transactions while none of the investment consideration was injected into the DEs. Therefore, additional funding from PacificNet is needed to support the DEs’ business development and working capital.

(2) Fees from Service Contracts are substantial, but are not commensurate with the level of service provided by the WOFEs to the DEs. The contractual and funding arrangements with the DEs evidence that PacificNet has closely participated in the majority of the DEs’ economics. PacificNet is the primary beneficiary through its WOFE subsidiaries since PacificNet is the only enterprise with a sufficiently large interest in the VIEs. In compliance with PRC’s foreign investment restrictions on Internet Content Provider and Value Added Telecom Services Provider’s laws and regulations, the Company conducts all of its value-added services for telecom in China via the following significant domestic VIEs below. The respective management agreements between the VIE’s and WOFE’s create a variable interest and accordingly, these Vies are consolidated as VIE through their respective WOFEs from the date of acquisition.

The following is a summary of all the VIEs of the Company:

Beijing Xing Chang Xin Sci-tech Development Co. Ltd (the “iMobile-VIE”), is a China company controlled through business agreement. ThroughiMobile -VIE, a variable interest entity, PacificNet is able to engage in the business of ICP, and operates mobile distribution and value-added service in the PRC. The business of the VIE is managed by their original management teams. iMobile -VIE is owned by Gao Chunhui, CEO 51% and Liu Lei, COO 49%, of the Company. The registered capital of the VIE is RMB 2,000,000. The VIE’s board of directors has the power to appoint the General Manager of the VIE who in turn has the power to appoint other members of the management. PacificNet does not directly participate in the daily operation of the VIE ,however, it does have the power to change the management, if needed, because PacificNet is directly or indirectly controlling the board of this VIE.

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

BUSINESS COMBINATIONS

The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities of the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on valuations using management’s estimates and assumptions including its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Fair market value of the identifiable assets and liabilities, including tangible and intangible, is primarily ascertained with the replacement cost method. At time of acquisition, based on market research and discussion with management, a benchmark is established with reference to comparable replacement cost in the open market. Occasionally, net book value is used as a fair market value equivalent if the assets and liabilities of the newly acquired subsidiaries and/or VIEs were either current in nature or newly established.

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

We currently have six reporting units: EPRO (assets held for disposition), Smartime/Soluteck, iMobile-WOFE, Wanrong, PacificNet Games, and Take 1, but those that are marked either assets held for disposition or discontinued are excluded for the purposes of goodwill assessment. We determined our reporting units if the entity constituted a business, financial information was available, and segment management can regularly review the operating results of that component. Excluding investment holding vehicles and self-developed units, reporting units only include those operating units that PacificNet holds 50% or more through acquisition and maintain effective control. Units such as PacificNet Solution, PacificNet Limited, and PacificNet Communication are 100% owned by PacificNet through self-development and not through acquisition. Therefore, there is no goodwill allocation to these self-developed units.

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

The total carrying amount of goodwill recorded on the balance sheets at December 31, 2007 is $870,000 and the changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services		Group 3. Products (Telecom & Gaming)		Total goodwill on the restated balance sheet
Balance as of December 31, 2004-Restated	$3,964	$		$		$3,964
Goodwill acquired during the year	-		5,183		-	5,183
Goodwill reclassified to net assets held for disposition	-		(1,494)		-	(1,494)
Goodwill impaired during the year	-		(3,689)		-	(3,689)
Balance as of December 31, 2005-Restated	3,964		-		-	3,964
Goodwill acquired during the year	-		461		1,176	1,637
Balance as of December 31, 2006-Restated	3,964		461		1,176	5,601
Goodwill acquired during the year	-		-		730	730
Goodwill impaired during the year	(3,964)		-		(1,497)	(5,461)
Balance as of December 31, 2007	-		$461		$409	$870

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

The following table summarizes goodwill from the Company's acquisitions during 2007 and 2006:

	For the Years ended December 31,
(US$'000s)	2007	2006
		Restated
Epro	$-	$3,949
Smartime (Soluteck)	-	15
iMobile	-	430
Wanrong	461	461
Take 1	141	-
PacificNet Games	268	746
Total	$870	$5,601

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

There was $5,461,000 impairment of goodwill in the year ended December 31, 2007.

(US$'000s)	2007	2006
		Restated
Epro	$3,949	$-
Smartime (Soluteck PactSo)	15	-
iMobile	430	-
PacificNet Games	478	-
Take 1	589	-
Total	$5,461	$ N/A-

INVESTMENTS IN AFFILIATED COMPANIES

The Company's investments in affiliated companies for which its ownership exceeds 20%, but is not majority-owned or controlled, are accounted for using the equity method. The Company's investments in affiliated companies for which its ownership is less than 20% are accounted for using the cost method.

Following is the summary of the entities accounted under the equity method:

	2007	2006
Total assets	$131,210	$1,987,498
Total liabilities	14,393	1,312,445
Net assets	116,817	675,053
Income (loss) from operation	(180,083)	292,598
Net income (loss)	$(191,558)	$292,463

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

Revenues from value-added telecom services are derived principally from providing mobile phone users with short messaging service ("SMS"), multimedia messaging service ("MMS"), color ring back tone ("CRBT"), wireless application protocol ("WAP") and interactive voice response system ("IVR"). These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. These revenues are charged on a monthly or per-usage basis and are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. In accordance with EITF No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent," revenues are recorded on a gross basis when the Company is considered the primary obligor to the VAS users. Under the gross method, the amounts billed to VAS users are recognized as revenues and the fees charged or retained by the third-party operators are recognized as cost of revenues.

Revenues from the sale of products and systems are recognized when the product and system is completed, shipped, and the risks and rewards of ownership have transferred.

Revenues from the distribution of all types of calling cards and product sales is recognized in accordance with EITF No. 99-19, "Reporting Gross Revenues as a Principal Versus Net as an Agent," where revenues are recorded on a gross basis when the Company is considered the primary obligor to the users, maintains an inventory of products before the products are ordered by customers, has latitude in establishing the pricing power of products, is subject to physical inventory loss risk, and has credit risk as it is responsible for collecting the sales price from the customer and is responsible for paying the supplier regardless of whether or not the sales price is fully collectible.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on a detailed review of certain individual customer accounts, historical rates and an estimate of the overall economic conditions affecting the Company's customer base. The Company frequently monitors its customers' financial condition and credit worthiness and only sells products, licenses or services to customers where, at the time of the sale, collection is reasonably assured. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also records reserves for doubtful accounts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted. Allowance for doubtful accounts at December 31, 2007 was approximately $5,365,000 (2006: $4,536,000).

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

INVENTORIES

Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is computed using the first-in, first-out method and includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or management estimates based on prevailing market conditions. The inventories consist of finished goods and represent gaming and telecommunication products such as electronic gaming machines, gaming systems, AWP, VLT, slot and bingo machines, mobile phone, rechargeable phone cards, smart chip, and interactive voice response cards.

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

Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a detailed program design or working model of the product, and ending when a product is available for release to customers. For the years ended December 31, 2007 and 2006, the Company did not capitalize any costs related to the purchase of software and related technologies and content.

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

On July 3, 2007 the board extended the grant of previously expired options. Total options for which the grant was extended were 15,000 and 3,000 on two different grants. The Company recorded $51,400 as stock based compensation expense utilizing Black Scholes Options Pricing Model by using the following assumptions: exercise price of $2.20 and $1.75, risk free interest rate of 4.76%, volatility of 70.88% and dividend yield of 0%.

As of December 31, 2007 we had no stock options exercisable, 202,000 options were exercised during FY2007.

Additional information on options outstanding as of December 31, 2007 is as follows:

	WEIGHTED AVERAGE EXERCISE PRICE	OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE
Options outstanding	$4.31	33,000	5.62years
Options exercisable	N/A	N/A	N/A

On April 28, 2008 the Company’s Board of Directors approved the grant of up to 2,000,000 in bonus shares to the directors, employees and consultants of the Company as compensation. The Company issued 1,086,000 shares against 2007 compensation and accrued $1,086,000 in expenses at the fair market value at the approval date.

ADVERTISING EXPENSES

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under selling, general and administrative expenses, which amounted to $23,341 in 2007 (2006: $31,052).

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

CONCENTRATION OF CREDIT RISK

CASH HELD IN BANKS. For those financial institutions that the Company maintains cash balances in the United States, the amounts are insured by the Federal Deposit Insurance Corporation up to $3,750,000 in 2007.

GEOGRAPHIC RISK. All of the Company's revenues are derived in Asia and Greater China and its operations are governed by Chinese laws and regulations. The operations in China are carried out by the subsidiaries and Variable Interest Entities (VIEs). If the Company was unable to derive any revenue from Asia and Greater China, it would have a significant, financially disruptive effect on the normal operations of the Company.

SIGNIFICANT RELATIONSHIPS

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

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified as available-for-sale and are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains or losses are charged to the income statement during the period in which the gain or loss is realized. Investments classified as available-for-sale securities include marketable equity securities of Unit Trust Funds and are based primarily on quoted market prices at December 31, 2007.

	Cost	Market Value	UnrealizedGain/(Loss)
December 31, 2007	$369,000	$547,000	$178,000
December 31, 2006	$19,000	$18,000	$(1,000)

FOREIGN CURRENCY

The Company's reporting currency is the U.S. dollar. The Company's operations in China and Hong Kong use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders' equity. During the year ended December 31, 2007, the foreign currency translation adjustments to the Company's comprehensive income was $242,000 and the currency translation gain was approximately $118,000, primarily as a result of the Hong Kong dollars appreciating against the U.S. dollar.

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

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $65.million and $51 million as of December 31, 2007 and 2006 respectively. Negative cash flows from the operations was $1.1 million for the year ended December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 30, 2007, the Company entered into a sale and purchase agreement to dispose of its interest in Guangzhou3G for a consideration of US$6 million. The deal was subsequently reopened for renegotiation in November 2007 (See note 14).

On May 15 & 20, 2007, the Company entered into various definitive agreements to divest and reduce its equity interests in certain unprofitable subsidiaries to below 20% equity interest, namely: Linkhead, Clickcom, PacTelso, PacSo and PacPower (See note 14).

On March 27, 2008, three holders of PACT's Convertible Subordinated Debentures filed an involuntary petition for Chapter 11 relief in federal bankruptcy court late Saturday, March 22, 2008 in Wilmington, DE. The Company has retained counsel to oppose the filing because the petition fails to meet the standard for invoking an involuntary bankruptcy and fails to take into consideration other agreements between the Company and the petitioning creditors. The Company intends to vigorously oppose the petition and move for dismissal of the filing, and if successful will seek damages and attorney fees. Subsequently, PACT also received default notice from all but one of the debenture holders including Iroquois Master Fund Ltd., Alpha Capital AG, Whalehaven Capital Fund Limited, DKR Soundshore Oasis Holding Fund Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. from the same Convertible Subordinated Debentures related to the private offering of $8,000,000 principal amount variable debentures consummated on March 13, 2006, and due March 2009.

PACT has retained counsel to oppose the above petition. The amount of the debt in  question is as follows: Iroquois Master Fund Ltd. $2.5 million, Whalehaven Capital Fund Limited $958,000, Alpha Capital AG $685,000 DKR Soundshore Oasis Holding Fund Ltd $960,000, and Basso Fund Ltd., Basso Multi- Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd., a combined amount of $500,000.

RECENT PRONOUNCEMENTS

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

2. BUSINESS ACQUISITIONS

TAKE 1 TECHNOLOGIES GROUP LIMITED

On January 05, 2007, we entered into an agreement for PacificNet to exercise the option to acquire an additional 31% interest in Take 1. The completion date for the new Securities Subscription Agreement was January 05, 2007, with a contingent consideration to be paid entirely with shares of PacificNet: 149,459 PACT Shares. As a result, PacificNet has become the majority and controlling shareholder of Take1 with our ownership percentage increasing from 20% to 51%.

An initial equity investment of 30% in Take 1 was made in April 2004 by the Company, through its subsidiary PacificNet Strategic Investment Holdings Limited, for a consideration of 149,459 PacificNet shares. PacificNet’s interest in Take 1 was reduced to 20% in the year 2005 from 30% as a result of PacificNet repurchasing an aggregate of 149,459 at nominal value.

Summarized below were the assets acquired and liabilities assumed for Take 1 in the acquisition: (In thousands of US Dollars)

Estimated fair values:
Current assets	106,422
Current liabilities	(728,156)
Net assets (liabilities) acquired	(621,734)
Total Consideration Paid	217,247
Goodwill and Identified Intangibles	838,981
Allocation:
Customer Relations	88,805
Product Design	7,990
Proprietary Technology	11,325
Goodwill	730,860

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase price allocation for Take 1 acquisition is based on a management's estimates and overall industry experience. During the year ended December 31, 2007 the Company impaired goodwill amounting to $590,000.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE YEAR ENDED December 31, 2007 AND 2006

The following is an un-audited pro forma consolidated financial information for the year ended December 31, 2006 and 2007, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on January 1, 2006 and 2007, respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on January 1, 2006 and 2007, respectively, and may not be indicative of future operating results.

Take 1	Years ended December 31.
(In thousands of U.S Dollars, except for loss per share)	2007	2006
Revenue	$18,994	$30,412
Operating income	(16,427)	(7,144)
Net Loss	$(14,195)	$(12,325)
Basic & Diluted Loss Per Share	$(1.19)	$(1.07)

Accordingly, PacificNet included the financial results of Take 1 in its consolidated 2007 financial results from January 5, 2007 to December 31, 2007.

3. EARNINGS PER SHARE (EPS)

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities.  Dilutive earnings per share for the period ended December 31, 2007 exclude the potential dilutive effect of 889,456 warrants because their impact would be anti-dilutive based on current market prices. 445,455 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	FY 2007	FY 2006
(In thousands of US Dollars, except weighted shares and per share amounts.)		Restated
Numerator: Net Loss	$(14,195)	$(12,415)
Denominator:
Weighted average number of shares-Basic & Diluted	11,895,525	11,538,664
Basic & Diluted Loss Per Share	$(1.19)	$(1.08)

4. INVESTMENT IN AFFILIATED COMPANIES

Investments

Investments that are recorded at cost are evaluated for any impairments that are not temporary in nature and adjusted for the impairment.

Investments in affiliated companies consist of the following as of December 31, 2007 and 2006:

Under Cost Method:

(USD ' 000s)	2007	2006 (Restated)	DESCRIPTION
Glad Smart	$30	$30	15% ownership interest
Linkhead	$65	-	15% ownership interest
Clickcom	$25	-	15% ownership interest
Community Media	-	$4	5% ownership interest
MOABC	-	$(19)	15% ownership interest
Total	$120	$15

Under Equity Method:

Investments accounted for under the equity method are carried at cost and adjusted for the Company’s proportionate share of undistributed earnings and losses.

(USD ' 000s)	2007	2006 (Restated)	DESCRIPTION
Take 1		$100	20% ownership interest
Bell-Pact Shanghai JV	$13	-	40% ownership interest
Total	$13	$100

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31 (in thousands of US Dollars):

	FY2007	FY2006
(In thousands of US Dollars)		Restated
Office furniture, fixtures and leasehold improvements	$548	$505
Computers and office equipment	1,875	1,212
Motor Vehicles	132	56
Software	21	27
Electronic Equipment	854	19
Land and buildings	2,896	2,805
Less: Accumulated depreciation	1,040	615
Net Property and Equipment, Net	$5,285	$4,008

For the years ended December 31, 2007 and 2006, the total depreciation and amortization expenses were $752,000 and $1,536,000 respectively.

The significant increase of the office furniture, fixtures and leasehold improvements was mainly due to the computers, office, software and electronic equipment in 2007 as the expansion of our business including Games ($820,000) and Wanrong ($532,000). Additionally, Shenzhen office purchased through Inc ($1,301,000) during 2007.

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Lease expense charged to operations for 2007 amounted to $466,000 (2006: $571,000). Future minimum lease payments under non-cancelable operating leases are $210,000 for 2008, $194,000 for 2009 to 2012.

BANK LINE OF CREDIT (2007): As of December 31, 2007, Smartime has an overdraft banking facility with a large Hong Kong bank in the aggregate amount of $100,000. This overdraft facility is personally pledged by the deposit account of a director of Smartime.

BANK LINE OF CREDIT (2006): As of December 31, 2006, Smartime has an overdraft banking facility of up to $111,000 with a Hong Kong banking institution. This overdraft facility is secured by a personal deposit account of a director of Smartime.

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

6. OTHER CURRENT ASSETS

Other current assets comprises of the following as at December 31 (in thousands of US Dollars):

	2007	2006
(USD ' 000s)		Restated
Prepayment to suppliers	$346	$886
Deposit	237	-
Receivable from Lion Zone Holdings Ltd	-	485
Loans to employees	273	412
Prepaid expenses	129	347
loan to Golden Charpel	517	-
Others receivable	525	404
WeiDa for disposal Linkhead	150	-
Loan to Webplus	237	-
loan to Mou Yi Liang	244	-
loan to Bell-Pact Shanghai JV	102	-
loan to UASIT	96	-
Advances to sales reps	-	228
Provision for doubtful account	(2,448)	-
Total	$408	$2,762

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands):

	2007	2006
Unsecured	1,823	1,048
Less: current portion	80	411
Non current portion	$1,743	$637

Aggregate future maturities of borrowing for the next five years are as follows:

(As at December 31, 2007, the aggregate future maturities of borrowing for the next five years were as follows: 2008: $80,000, 2009: $85,000, 2010: $88,000, 2011: $95,000, 2012: $101,000 thereafter: $1,374,000)

(US$000s)	January 2008 to December 2008	January 2009 to December 2009	January 2010 to December 2010	January 2011to December 2011	January 2012 to December 2012	Thereafter	TOTAL
Beijing PACT office mortgage (1)	56	59	61	66	70	755	1,067
Shenzhen PACT office mortgage (2)	24	26	27	29	31	619	756
TOTAL	80	85	88	95	101	1,374	1,823

(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.

8. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31 (in thousands of US Dollars):

	2007	2006 (Restated)
Professional fee	$480	$221
Director fee	111	100
Salaries and benefit payable	1,042	535
Marketing expense	973	341
Income tax payable	7	(53)
Others	887	126
Total	$3,500	$1,270

9. STOCKHOLDERS' EQUITY

a) COMMON STOCK

During the year ended December 31, 2007, the Company had the following equity transactions (i) 199,444 shares of common stock were issued as the monthly principal redemption shares for 8 million convertible debentures from January to March, such shares are valued at $1,090,914; (ii) 41,426 treasury shares were sold to the open market with total consideration $127,000; (iii) 202,000 shares as a results of exercise of stock options with cash consideration of $406,000; (iv) 2,330,000 shares issued for the purpose of acquisition of Octavian International Ltd recorded as a deposit amounting to $10,974,300 (note 17). As of December 31, 2007, the Company received $196,000 from exercise of stock options.

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

b) STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock prices as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the year ended December 31, 2007, 33,000 new options were granted and no options were vested, thus the option-related compensation cost is zero. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R.

The status of the Stock Option Plan as of December 31, 2007, is as follows:

		WEIGHTED
		AVERAGE
	Options	EXERCISE
	outstanding	PRICE
OUTSTANDING, DECEMBER 31, 2005	756,100	$3.99
Granted	500,000	$4.75
Cancelled	(491,600)	$4.75
Exercised	(394,000)	$2.12
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
*Granted	806,000	4.26
Cancelled	(941,500)	2.00
Exercised	(202,000)	2.00
OUTSTANDING, DECEMBER 31, 2007	33,000	4.31

*This includes 18,000 options expired in 2006 and extended in 2007.

Following is a summary of the status of options outstanding at December 31, 2007:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2007-8-13	33,000	$0	5.62	$4.31	-	$4.31

PacificNet originally granted 788,000 options on August 11, 2007; however, as the optionees did not sign the option agreements before December 31, 2007, most of the options have been forfeited except for 33,000 options. These options will be vested commencing August 8, 2008 with a 5% per quarter vesting schedule, and the corresponding compensation costs will be recorded within the vesting period. The weighted-average fair value of such options was $2.75.The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.51%
Expected life of the options	5.86 years
Expected volatility	67.44%
Expected dividend yield	0%

33,000 options were granted and 202,000 were exercised during the fiscal year ended December 31, 2007.

Among the 202,000 options exercised, 184,000 were included in the ending balance of 370,500 options per the 2006 annual report; these 184,000 options were exercised on July 26, 2007. The other 18,000 were exercised on July 5, 2007.

On July 3, 2007 the board extended the grant of previously expired options to a former director as a result of legal settlement. Total options for which the grant was extended were 15,000 and 3,000 on two different grants. The Company recorded $51,400 as stock based compensation expense utilizing Black Scholes Options Pricing Model by using the following assumptions: exercise price of $2.20 and $1.75, risk free interest rate of 4.76%, volatility of 70.88% and dividend yield of 0%.

The information is as below:

Option Certificate Number	Grant Date according to (d)	Options Approved	Option Price(A)	Option Shares Exercised(B)	Date Exercised
2104	12-30-2002	3,000	$1.75	3,000	7-5-2007
2300	6-23-2003	15,000	$2.20	15,000	7-5-2007

No other options were vested during the fiscal year ended December 31, 2007.

c) WARRANTS

At December 31, 2007, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 2.34 years and the weighted average price per share is $10.61 per share.

Following is a summary of the warrant activity:
	Warrants outstanding	WEIGHTED AVERAGE EXERCISE PRICE		Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2005	591,138	$9.50	$
Granted	416,000
Expired
Exercised
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$
Granted
Expired
Exercised
OUTSTANDING, DECEMBER 31, 2007	1,007,138	$10.61	$

Following is a summary of the status of warrants outstanding at December 31, 2007:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	1.04	$7.15	123,456	$7.15
2004-11-15	117,682	1.88	$3.89	117,682	$3.89
2004-12-9	350,000	1.94	$12.21	350,000	$12.21
2006-3-13	416,000	3.20	$12.20	416,000	$12.20

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

No warrants were granted, cancelled and exercised during the years ended December 31, 2007.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the years ended December 31, 2007.

	Number of shares	Note
Escrow shares returned to treasury on	800,000
Repurchase in the open market	40,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	529,848	(1)
Termination with ChinaGoHi	825,000
Incomplete acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Balance, December 31, 2007	2,572,969
Shares outstanding at December 31, 2007	14,314,072
Shares issued at December 31, 2007	16,887,041

(1)  Includes shares related to Clickcom acquisition: 78,000 PACT shares; Guangzhou Wanrong acquisition: 138,348 PACT shares; iMobile acquisition: 153,500 PACT Shares; and Pacificnet Games: 160,000 PACT shares.

10. CONVERTIBLE DEBENTURES

10.1 Eight Million Convertible Debentures

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

CHANGE IN ACCOUNTING PRINCIPLE: On January 1, 2007, the Company adopted FSP EITF 00-19-2 and reclassified warranty liability to equity thru cumulative – effect adjustment to the opening balance of retained earnings/loss by $213,000.

The FSP states that for registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP and that continue to be outstanding at the beginning of the period of adoption, transition shall be achieved by reporting a change in accounting principle through a cumulative effect adjustment to the opening balance of retained earnings, or other appropriate component of equity or net assets in the statement of financial position, in the first interim period of the fiscal year in which this FSP is initially applied. No prior period information is retrospectively adjusted following the transition provisions of FSP.

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

a)
"If, during the Effectiveness Period, either the effectiveness of the Registration Statement lapses for any reason or the Holder shall not be permitted to resell Registerable Securities under the Registration Statement for a period of more than 20 consecutive Trading Days or 60 non-consecutive Trading Days during any 12 month period, the Company has to pay ‘Mandatory Default Amount’ as the sum of (i) the greater of (A) 130% of the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, or (B) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (a) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (b) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of this Debenture."

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

Due to the provisions mentioned above and as per the terms of the Debenture, the Company has reclassified the principal amount of the Debenture of $8,000,000 (remaining balance: $4,864,000) and the principal amount of the new Debenture of $945,000 and the interest accrued thereon to current liabilities.

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	December 31, 2007
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of December 31, 2007.

Following is the summary of convertible debenture:

($,000)	$8 Million convertible debenture	$945,000 convertible debenture	Total
Balance December 31, 2006	$8,000	$945	$8,945
Principal payment:
Redemption through shares	(1,091)	-	(1,091)
Cash payment	(2,045)		(2,045)
Balance December 31, 2007	$4,864	$945	$5,809

The Company issued 199,444 shares to redeem $1,090,909 of convertible note as of December 31, 2007.

10.2 Five Million Convertible Note

On February 7, 2007, PacificNet Games Limited (PactGames), a 51% owned subsidiary of the Company, entered into a definitive $5 million convertible secured note financing agreement with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds of the financing are to provide PactGames with additional working capital to expand its gaming technology operations, to make further synergistic acquisitions in China and for general corporate purposes.

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PactGames ranging between 26% and 32%. The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity.

In connection with the issuance of the note, PactGames incurred issuance costs of $274,667, which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note. Interest accrual as of December 31, 2007 amounted to $498,288.

Following is the summary of convertible debenture:

($,000)	December 31, 2007
Convertible debenture	$5,000
Accrued interest	499
Unamortized financing cost	(275)
Balance December 31, 2007	$5,224

11. INCOME TAXES

The Company is registered in the State of Delaware and has operations in primarily three tax jurisdictions - the PRC, Hong Kong and the United States.

The components of income before income taxes are as follows:

	2007	2006	2005
Income subject to PRC	$(353)	$1,620	$1,308
Income (Loss) subject to Hong Kong	(8,743)	(8,098)	(4,451)
Income (Loss) subject to United States	(5,092)	(5,961)	(1,947)
Income (Loss) before taxesx	(14,188)	(12,439)	(5,090)
Less: income taxes	(7)	(18)	(55)
Net Income (Loss) available to common stockholders	$(14,195)	$(12,457)	$(5,145)

United States of America

For operations in the USA, the Company is subject to United States federal income tax at a rate of 34%. The Company has incurred net accumulated operating losses for income tax purposes and there is no provision for U.S. federal income tax for 2007, 2006 and 2005 due to the Company's loss position. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future because the Parent company is a holding company with foreign subsidiaries and does not generate income. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2007, 2006 and 2005.

The following table sets forth the significant components of the deferred tax assets for operation in the United States of America as of December 31, 2007, 2006 and 2005.

	2007	2007	2005
Deferred tax asset credit:
Federal	34%	34%	34%
State	6%	6%	6%
Valuation allowance	(40)%	(40)%	(40)%
	0%	0%	0%

Hong Kong

Hong Kong profits tax has been provided at a rate of 17.5% on the estimated assessable profits arising in Hong Kong for each of the years ended December 31, 2007, 2006 and 2005. Provision for Hong Kong profits tax for 2007, 2006 and 2005 was approximately $4,000, $18,000 and $0 respectively.

PEOPLE'S REPUBLIC OF CHINA (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiaries and VIEs are generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company's subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. Provision for PRC business tax expense for 2007 was $3,000, 2006 was zero (reclassified to discontinued operations) and 2005 was $28,000.

No provision for deferred tax liabilities has been made, since the Company had no material temporary differences between the tax bases of assets and liabilities and their carrying amounts.

12. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES

As at the years ended December 31, 2007 and 2006, there was a total loan receivable of approximately $2,273,000 and $2,991,000 respectively due from related parties while the loan due to related party was $0 and $282,000.

As of December 31, 2006, the related party loan receivables included $1,026,000 due from Take 1, $196,000 due from MOABC, $1,101,000 due fro m PACT Power, $159,000 due from PactSo-HK, $25,000 due from PACT AD, and $484,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries is comprised of $356,000 due from a shareholder of Yueshen and $128,000 due from a director of Soluteck.

As of December 31, 2007 the related party loans receivable included $781,000 due from PACT Power, $523,000 due from MOABC, $625,000 due from PACT Linkhead, $15,000 due form PACT AD, $150,000 due from PACT Solution, and $179,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries are comprised of $115,000 due from a shareholder of Victor Choi and $64,000 due from a director of Soluteck.

The terms of these related parties loan receivables and payables are summarized below:

LOAN TO POWER

PactPower is an affiliated company, 15% owned by PacificNet, as of December 31, 2007. A convertible loan of $781,000 is outstanding from PactPower. The maturity date of loan was September 9, 2007. Within ninety (90) days overdue, an additional interest charge of 5% per annum will be levied as a penalty. The loan is received approximately $128,000 on January 2008.

LOAN TO MOABC

MOABC is an affiliated company and is 15% owned by PacificNet as of December 31, 2007. A convertible loan of $523,000 is outstanding from MOABC as of December 31, 2007. The maturity date of loan is January 1, 2009.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of December 31, 2007. A convertible loan of $625,000 is outstanding from Linkhead. The maturity date of loan is January 1, 2008.

LOAN TO PACIFICNET AD

PACIFICNET AD is an affiliated company, 19% owned by PacificNet as of December 31, 2007. A convertible loan of $15,000 is outstanding from AD and is received on March 2008.

LOAN TO PACIFICNET SOLUTION LIMITED (PacSo-HK)

PacSo-HK is an affiliated company, 15% owned by PacificNet, as of December 31, 2007. A convertible loan of $150,000 is outstanding from PactSo-HK. The maturity date of loan was January 6，2007. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO VICTOR CHOI SHAREHOLDER

As of December 31, 2007, there was a loan outstanding of $115,000 receivable from the shareholder of Victor Choi. This loan is secured by 30,000 PacificNet shares. The maturity date of loan was August 31, 2007. The loan is currently due on demand and non-interest bearing.

LOAN TO SOLUTECK’S DIRECTOR

As of December 31, 2007, there was a loan outstanding of $64,000 receivable from a director of Soluteck, due on January 17 for three consecutive years ending 2008. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN PAYABLE TO RELATED PARTY

As of December 31, 2007, there was no outstanding loan payable to related parties.

As of December 31, 2006, a loan of $282,000 was payable to a shareholder of Smartime. The loan was advanced to Smartime for working capital purposes.

13. SEGMENT INFORMATION

SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. PacificNet’s chief decision-makers, as defined under SFAS 131, are the Chief Executive Officer and Chairman. During 2007 and 2006, PacificNet had four operating segments.

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

For the year ended December 31, 2007	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	Total
(in thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	2,310	1,839	14,528	317	18,994
(% of Total Revenues)	12%	10%	76%	2%	100%
Earnings / (Loss) from Operations	(544)	737	(6,133)	(10,487)	(16,427)
(% of Total Profit)	3%	(4)%	37%	64%	100%
Total Assets	1,490	2,516	16,512	4,202	24,720
(% of Total Assets)	6%	10%	67%	17%	100%
Goodwill	-	461	409	-	870
Geographic Area	HK,PRC	HK, PRC	HK,PRC,Macau	HK,PRC

For the year ended December 31, 2006	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	Total
(in thousands of US Dollars, except percentages)	Restated	Restated	Restated	Restated	Restated
	($)	($)	($)	($)	($)
Revenues	1,813	2,784	23,385	1,091	29,073
(% of Total Revenues)	6%	10%	80%	4%	100%
Earnings / (Loss) from Operations	(67)	(1,054)	(1,345)	(4,969)	(7,435)
(% of Total Profit)	1%	14%	18%	67%	100%
Total Assets	3,413	12,673	(1,570)	18,155	32,671
(% of Total Assets)	10%	39%	(5)%	56%	100%
Goodwill	3,964	461	1,176	-	5,601
Geographic Area	HK,PRC	HK, PRC	HK,PRC,Macau	HK,PRC

The Company identifies and classifies its operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which are summarized as follows:

(1) Outsourcing Services - involves human voice services such as Business Process Outsourcing, CRM, call center, IT Outsourcing and software development services. These types of services are conducted through our subsidiaries Smartime/Soluteck-PactSo.

(2) Telecom Value-Added Services (VAS) - Our subsidiary, Guangzhou Wanrong Information Technology Co., Ltd. ("Guangzhou Wanrong"), is one of the leading value-added telecom service providers in China. Since its inception in 2003, Guangzhou Wanrong has achieved strong growth in its VAS including SMS, WAP, JAVA, MMS, IVR, multimedia entertainment download services, media interactive products, mobile email services, life, sports, entertainment, and business information services.

(3) Product (Telecom & Gaming) Services Group - involves communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited, iMobile, Take1 and PacificNet Games. PacificNet Games Limited (PactGames) is a leading developer of Asian electronic gaming machines, multi-player electronic gaming technology solutions and gaming related maintenance, IT, and distribution services for the leading hotel and casino operators based in the Macau and other Asian gaming markets. Take1 Technologies (Take 1), is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, Electronic Gaming Machines (EGM), bingo and slot machines, AWP (Amusements With Prizes) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, and cabinets.

(4) Other Business - other administrative, financial and investment services and non-core businesses.

Product and service revenues classified by major geographic areas are as follows (in thousands of US Dollars):

For the year ended December 31, 2007	Hong Kong	PRC	Macau	United States	Total
Product revenues	$5,447	$6,770	$2,311	$-	$14,528
Service revenues	$261	$4,205	$-	$-	$4,466

For the year ended December 31, 2006	Hong Kong	PRC	Macau	United States	Total
Product revenues	$17,071	$7,147	$364	$-	$24,582
Service revenues	$1,228	$3,263	$-	$-	$4,491

14. NET ASSETS HELD FOR DISPOSITION

Sale of Interest in Linkhead Technology Bejing Limited. ("Linkhead") and PacificNet Telecom Solutions Inc. (“PactTelso”)

On May 20, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in Linkhead, a PRC limited liability corporation engaged in the business of resale of VAS, IVR, NMS hardware and software platforms in China, to Mr. Mu Yingliang, a resident of People’s Republic of China.

On May 20, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PactTelso, an intermediate holding company registered under the laws of British Virgin Islands, to Mr. Mu Yingliang, a resident of People’s Republic of China.

Consideration for the 36% interest of Linkhead and PactTelso was US$500,000, to be paid in three installments. The Company’s interest in Linkhead and PactTelso was decreased from 51% to 15% after the transaction. Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

Sale of Interest in PacificNet Solutions Limited ("PacSo-HK")

On May 18, 2007, the Company entered into a definitive agreement to sell its 45% equity interest in PacSo-HK, a company registered under the laws of Hong Kong SAR, China and engaged in systems integration, software application, and e-business solutions services, to Mr. Alex Au, a resident of Hong Kong SAR, China. Consideration for the 45% interest of PacSo-HK was HK$4,500 (or US$577), to be paid within 90 days after signing of the agreement. The Company’s interest in PacSo-HK decreased from 60% to 15% after the transaction. Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

Sale of Interest in PacificNet Power Limited ("PactPower")

On May 18, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PactPower, a company registered under the laws of Hong Kong SAR, China and engaged in power and energy saving contracting and consulting businesses, to Mr. Alex Au, a resident of Hong Kong SAR, China. Consideration for the 36% interest of PactPower was HK$3,600 (or US$462), to be paid within 90 days after signing of the agreement. The Company’s interest in PactPower decreased from 51% to 15% after the transaction. Absent any explicit closing conditions contained in the said agreement, the disposal was completed upon title transfer during the third quarter of 2007.

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

Sale of Interest in PacificNet Clickcom Limited ("Clickcom")

On December 18, 2007, the Company entered into a definitive agreement to sell its 36% entire interest in PacificNet Clickcom Limited. ("Clickcom"), a leading Value-Added Services (VAS) company in China, to Mr. Ou Zhenbin, a Chinese resident. Consideration for the 36% interest of Clickcom was RMB10,000 (or US$1,314), to be paid in cash within 90 days after the agreement signing.  The Company’s interest in Clickcom decreased from 51% to 15% after the transaction.

Sale of Interest in Guangzhou 3G Information Technology Co., Ltd. ("Guangzhou 3G")

On April 30, 2007, through our wholly-owned subsidiary, PacificNet Strategic Investment Holdings Limited (“PSI Holdings”), we entered into a stock purchase and sale agreement with Heyspace International Limited to sell PSI Holdings’ 51% interest in Guangzhou 3G's parent company, Pacific 3G Information & Technology Co. Limited. The purchase price is $6,000,000 payable in installments over a six month period or earlier if Heyspace completes its initial public offering prior to October 31, 2007. Heyspace paid an initial purchase price of $1,000,000 and the remaining balance to be paid by October 2007. Due to non payment of the remaining balance by Heyspace as per the agreement, the Company on November 25, 2007 entered into a memorandum of understanding (“MOU”) with Heyspace. Pursuant to the MOU, we agreed with Heyspace that for a period commencing on November 25, 2007 through March 31, 2008, we are free to seek new buyers to purchase PSI Holdings’ share ownership in Guangzhou 3G at a consideration and term which at a minimum will not cause any disposal loss to us. As at December 31, 2007, Heyspace owns Pacific 3G.

Sale of Interest in PacificNet Epro Holdings Limited ("Epro")

On April 18, 2008, PacificNet, consummated the sale of the Company's subsidiary, PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC ("Epro"), which is primarily engaged in the business of providing call center telecom and customer relationship management services as well as other business outsourcing services in China. Pursuant to the terms of the Sales and Purchase Agreement (the "Agreement") entered into between the Company and Epro Group International Limited (the "Epro Group International"), PacificNet sold its entire share ownership of 7,766,993 shares in Epro for HK$21 million. Upon execution of the Agreement, the Company received a payment of HK$3 million. PacificNet shall receive the remaining purchase price in installments over the next twenty-four months. Pursuant to the terms of the Agreement, within sixty days of the closing, Epro shall repay PacificNet HK$2 million for an interest bearing loan granted from PacificNet to Epro. As at December 31, 2007, PacificNet Epro Holdings is classified under ‘Net Assets Held for Disposal’ in the accompanying financial statements.

Information relating to the operations of the subsidiaries up to the periods of disposal/held for disposal during the year ended December 31, 2007 is as follows (in thousands of US Dollars)：

2007 (In US$ thousands)	Linkhead +PacTelso	Clickcom	Power	Solutions	3G	EPRO	AD	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Income (loss) from discontinued operations	(84)	41	(478)	(10)	(228)	491	(50)	(318)
Gain on disposal	244	60	1,274	218	333	-	53	2,181
Net assets held for disposition (remaining interest)	-	-	-	-	-	2,692	-	2,692

15. LEGAL PROCEEDINGS

1. Johnson Controls Hong Kong Limited (JCHKL) vs. PacificNet Power Limited

On January 19, 2007, Johnson Controls Hong Kong Limited filed a civil claim against PacificNet Power Limited (a 51% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of rain water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

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

The board of directors of PacificNet Power Limited has reviewed the case with its client, China Weal Property Management Ltd., and our Hong Kong legal counsel and it is the honest belief of the board that the project work undertaken JCHKL is defective in numerous aspects.  As a result, the board believes that the construction work has not been completed by JCHKL, and therefore, JCHKL is not entitled to payment for its services.

On February 13, 2007, the board instructed the Hong Kong legal counsel to issue a Defense and Counterclaim to JCHKL to counter-claim that ( i) JCHKL's construction work has not complied with the applicable rules and regulations of various government authorities in Hong Kong; (ii) the Chiller System provided by JCHKL was defective and merchantable unfit and JCHKL has failed and/or refused to rectify such defective works; and (iii) JCHKL shall return the work deposit in the amount of HK$1,500,000 to PacificNet Power Limited and shall compensate and keep PacificNet Power Limited indemnified against all the loss and damages suffered as a result of any claims from the China Weal Property Management Ltd..

The case is now in the discovery stage before proceeding to the stage of fixing a date for trial in the High Court of Hong Kong and the board intends to vigorously defend against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

2. PacificNet Power Limited vs Johnson Controls Hong Kong Limited (JCHKL)

On or about December 2005, Johnson Controls Hong Kong Limited approached PacificNet Power Limited (a 51% owned subsidiary of PacificNet) and made a representation that they had submitted a tender to “The Incorpated Owners of Nan Fung Centre, Tsuen Wan (“the Employer”) for the “construction and replacement works of existing air-cooled chiller plant by new water-cooled chiller plant for Tsuen Wan Nan Fung Centre and energy saving performance contract” (“the Contract”). JCHKL invited and induced PacificNet Power Limited to act as the main contractor for the Contract and it would then act as a sub-contractor.

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

On April 23, 2007, PacificNet Power instructed the Hong Kong lawyers to issue a letter to the Defendant requesting and demanding them, being the sub-contractor of the Construction and Replacement Works Contract, to take immediate rectification action within seven days from the date of the said letter to (i) rectify and complete all outstanding defective works of the Construction and Replacement Works Contract; (ii) replace the water-cooled chiller plant and/or equipments which are not conformed with the requirements of the tender documents previously submitted by the Defendant to the Employer; and (iii) improve the poor performance of energy saving of the new water-cooled chiller plant.

Despite the said letter, JCHKL had failed and/ or refused to rectify and complete all outstanding works and/ or replace the defective system. And therefore PacificNet Power claims against JCHKL for: (i) refund HK$6,414,300.00, being the Contract Price paid by PacificNet Power to JCHKL; (ii) costs and expenses incurred by PacificNet Power to rectify all defective works of the Contract; (iii) all damage and loss suffered by PacificNet Power, and further and other relief.

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

3. PacificNet Inc. vs. HLB Hodgson Impey Cheng (HLB or Defendant), a firm of Chartered Accountants and Certified Public Accountants in Hong Kong

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

4. Iroquois Master Fund, Ltd. vs. Pacificnet Inc.

On or about October 3, 2007 Iroquois Master Fund, Ltd. filed a complaint in the Supreme Court of the State of New York against PacificNet Inc., claiming that the Company is in default under the Amended and Restated Convertible Debenture due March 2009 (the Amended Debenture”) in the principal amount of $3,000,000 and the Convertible Debenture due February 2009 (the New Debenture”) in the principal amount of $420,000.

Iroquois Master Fund, Ltd. is seeking damages of $3,253,163.80 in the aggregate, together with any accrued but unpaid interest through the date of judgment.  Iroquois Master Fund, Ltd. has also demanded reimbursement of its attorney fees and other costs and expenses incurred together with costs and disbursements of this action.

On or about December 5, 2007, PacificNet filed its answer denies that PacificNet is in default and assert an agreement that would enable it to bring the interest payments up to date by the issuance of stock in the near future.

On March 27, 2008, three holders of PACT's Convertible Subordinated Debentures filed an involuntary petition for Chapter 11 relief in federal bankruptcy court late Saturday, March 22, 2008 in Wilmington, DE. The Company has retained counsel to oppose the filing because the petition fails to meet the standard for invoking an involuntary bankruptcy and fails to take into consideration other agreements between the Company and the petitioning creditors. The Company intends to vigorously oppose the petition and move for dismissal of the filing, and if successful will seek damages and attorney fees. Subsequently, PACT also received default notice from all but one of the debentureholder including Iroquois Master Fund Ltd., Alpha Capital AG, Whalehaven Capital Fund Limited, DKR Soundshore Oasis Holding Fund Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. from the same Convertible Subordinated Debentures related to the private offering of $8,000,000 principal amount variable debentures consummated on March 13, 2006, and due March 2009.

PACT has retained counsel to oppose the above petition. The amount of the debt in question is as follows: Iroquois Master Fund Ltd. $2.5 million, Whalehaven Capital Fund Limited $958,000, Alpha Capital AG $685,000 DKR Soundshore Oasis Holding Fund Ltd $960,000, and Basso Fund Ltd., Basso Multi- Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd., a combined amount of $500,000.

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

17. EVENTS SUBSEQUENT TO DECEMBER 31, 2007

1) STATUS OF ACQUISITION OF OCTAVIAN INTERNATIONAL LIMITED ("OCTAVIAN")

On January 22 2008, PacificNet Inc. (NASDAQ:PACT) (the “Company” or “PacificNet”), announced the acquisition of Octavian International Limited (“Octavian”), a worldwide supplier of gaming technology, solutions and systems.   The Company had previously reported on a Form 8-K filed with the Securities and Exchange Commission on December 13, 2007, the execution of definitive agreements, including that certain Agreement among, PacificNet Games International Corporation, Octavian, Emperor Holdings Limited, Ziria Enterprises Limited and the Company on December 7, 2007, for the acquisition of 100% of Octavian (the “Agreement”).  PacificNet, through its wholly-owned subsidiary, Pacificnet Games International Corporation, signed an agreement to acquire from Ziria Enterprises Limited, a company incorporated in Cyprus (the “Seller”), 100% of the issued and outstanding shares (the “Shares”) of Emperor Holdings Limited, a company incorporated in Cyprus (the “Holding Company”), which is the parent company of Octavian.

Up to April 14, 2008, Ziria Enterprises Limited did not deliver to PacificNet the share certificates of Emperor Holdings Limited, the legal owner of Octavian International Limited.  As a result of Ziria’s failure to deliver the share certificates, which was a condition to closing the acquisition of Octavian, on May 21, 2008, the Company, Ziria, PacificNet Games International Corporation, Octavian and Emperor Holdings Limited terminated the agreement to acquire Octavian.  Under the acquisition agreement, if the transaction had been consummated, PacificNet was obligated to issue, in the aggregate, 2,330,000 restricted shares of PACT representing approximately 19.5% of PacificNet's outstanding shares and cash of up to $18,900,000, which would have been paid upon the completion of certain net profit performance targets.

All parties involved have agreed not to complete the merger but will remain distribution partners of complimentary products in each others respective markets.

As a result of the failure of the Octavian acquisition to be consummated and the termination of the acquisition agreement, on May 21, 2008, Mr. Harmen Brenninkmeijer, Chief Executive Officer of Octavian, resigned as a member of the Board of Directors of PacificNet.  It was a condition to the closing of the acquisition of Octavian that Mr. Brenninkmeijer was appointed to the Board of Directors.  There was no disagreement between Mr. Brenninkmeijer and PacificNet on any matter relating to PacificNet’s operations, policies or practices.

2) SALE OF INTEREST IN EPRO. ("EPRO")

On April 18, 2008, PacificNet, consummated the sale of the Company's subsidiary, PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC ("Epro"), which is primarily engaged in the business of providing call center telecom and customer relationship management services as well as other business outsourcing services in China. Pursuant to the terms of the Sales and Purchase Agreement (the "Agreement") entered into between the Company and Epro Group International Limited (the "Epro Group International"), PacificNet sold its entire share ownership of 7,766,993 shares in Epro for HK$21 million.

Upon execution of the Agreement, the Company received a payment of HK$3 million. PacificNet shall receive the remaining purchase price in installments over the next twenty-four months.

Pursuant to the terms of the Agreement, within sixty days of the closing, Epro shall repay PacificNet HK$2 million for an interest bearing loan granted from PacificNet to Epro.

3) SALE OF GUANGZHOU 3G

PacificNet and Heyspace entered into a Supplement Agreement for 3G’s deal on 20th March, 2008. According to this supplement agreement, PacificNet will apply $500,000 received as of December 31, 2007 against the 5% ownership interest and the remaining $500,000 will be served as a collateral along with the transfer of the share certificates of 46% shares to PacificNet from Heyspace. If Heyspace fails to pay the remaining USD$5,000,000 on or before 31 March, 2009, PacificNet has right to reclaim for the unpaid 46% shares of Pacific 3G Information & Technology Co., Limited, and demand for an annual interest rate of 12% (See note 14 for details). As at December 31, 2007, Company has made a provision of $3.5 million against receivable from Heyspace and the net amount is included under other receivables in the accompanied financial statements.