Form 10-K/A
period 2007-12-31
PACIFICNET INC
filed 2008-07-03
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment No. 1
FORM 10-K/A

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

TABLE OF CONTENTS

Explanatory Note:

This Annual Report on Form 10K/A ("Form 10K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10K/A for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 13, 2008. We are amending the following items in this Amendment No. 1:

(i)	Part II. Item 6. Selected Financial Data
(ii)	Part II. Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

(iii)	Part IV. Item 15. Exhibits and Financial Statements Schedules

[Missing Graphic Reference]

TABLE OF CONTENTS

PART II
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

The table below sets forth a summary of our selected financial data for each of the five years ended December 31, (amounts in thousands except per share amounts):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	Audited	restated	restated	restated	restated
Statement of Operations Data:
Total revenue	$18,994	$29,073	$7,081	$10,857	$1,217
Cost of revenues	15,292	25,529	5,722	(7,887)	698
Operating expenses	20,129	10,979	7,578	9,212	3,042
Loss from operations	(16,427)	(7,435)	(6,219)	(6,242)	(2,523)
Loss available to common stockholders	(14,195)	(12,415)	(5,145)	(5,446)	(1,878)
Basic & Diluted Loss Per Share	$ (1.19)	$(1.08)	$(0.21)	$(0.78)	$(0.36)

Shares used in computing earnings:
Weighted average number of shares-Basic & Diluted	11,895,525	11,538,664	21,695,473	7,015,907	5,234,744

Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$3,750	$1,778	$3,331	$9,433	$3,823
Working capital	3,178	6,925	7,965	12,711	1,442
Total assets	24,720	32,671	25,225	29,442	7,173
Total stockholders’ equity	$2,792	$13,977	$23,205	$24,108	$1,912

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

(1) OUTSOURCING SERVICES

Revenues for the year ended December 31, 2007 were $2,310,000, a significant year-over-year increase of 28% as compared to $1,813,000 for the year ended December 31, 2006. Outsourcing services revenues made up 12% of the Company’s total revenues for the FY 2007 which was mainly derived from software development, R&D, and project management services.

(2) TELECOM VALUE-ADDED SERVICES (VAS)

Revenues for the year ended December 31, 2007 were $1,839,000, a year-over-year increase of 34% as compared to $2,784,000 for the same period last year. The increase was mainly due to the sales revenues from WAP-based mobile phone games and traditional SP businesses, from which revenues accounted for 10% of the Company’s total VAS revenues for FY2007.

(3) PRODUCTS (TELECOM & GAMING)

Revenues for the year ended December 31, 2007 were $14,528,000, a year-over-year decrease of 38% from $23,385,000 for the year ended December 31, 2006. Decrease in Products revenues, which accounted for 76 % of the Company's total revenues for FY2007, is largely due to contraction of the Company’s mobile phone wholesaling and distribution businesses in Greater China.

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

SUNDRY INCOME/EXPENSE

Sundry income known as non-operating income is defined as the external income (miscellaneous income) that results from factors outside of our operating subsidiaries’ control and such income does not relate to each subsidiary’s core operating business. Income from the sale of various investments is one of the typical examples. (See Note 11 for details)

For the year ended December 31, 2007, the non-operating income or sundry income of $1,339,000 included in Statement of Operations was mainly derived from the investment income of $561,000, leasehold income $65,000, software service income $78,000 and various other income totaling $635,000 .

For the year ended December 31, 2006, the non-operating income or sundry income was $108,000 mainly derived from leasehold income of $79,000 and various other incomes totaling $29,000.

Sundry Income (Net) (in thousands of US Dollars, except percentages)	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	Audited	Restated

Group 1. Outsourcing Services	$1	$-%	n/a
Group 2. Telecom Value-Added Services	42	-	n/a
Group 3. Products (Telecom & Gaming)	115	-	n/a
Group 4. Other Business	1,181	108	994
Total	$1,339	$108%	1,140

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

(in thousands of US Dollars, except percentages)	Group 1. Outsourcing Services	Group 2. Telecom Value-Added Services	Group 3. Products (Telecom & Gaming)	Group 4. Other Business	For the year ended December 31, 2007	For the year ended December 31, 2006	Percentage Change
	($)	($)	($)	($)	($)	($)	(%)

Operating profits (Loss)	(544)	737	(6,133)	(10,487)	(16,427)	(7,435)	121
Interest income / (expenses), net	(6)	1	(430)	(387)	(822)	(896)	(8)
Loss in change in fair value of warrants	-	-	-	-	-	(214)	(100)
Liquidated damages	-	-	-	-	-	(3,817)	(100)
Sundry income	1	42	115	1,181	1,339	108	1,140
Shares of earning from investment on equity method			(77)		(77)	17	(553)
Earnings before Income Taxes, Minority Interest and Discontinued Operations	(549)	780	(6,525)	(9,693)	(15,987)	(12,237)	31

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

PACIFICNET INC.

Date: July 3, 2008	BY: /S/ TONY TONG
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: July 3, 2008	BY: /S/ PHILLIP WONG
Phillip Wong Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TONY TONG	Director, Chairman and CEO	July 3, 2008
Tony Tong

/s/ VICTOR TONG	Director, President	July 3, 2008
Victor Tong

/s/ PHILLIP WONG	Chief Financial Officer	July 3, 2008
Phillip Wong

/s/ SHAO JIAN WANG	Director	July 3, 2008
Shao Jian Wang

/S/ SU GUO JING	Director	July 3, 2008
Su Guo Jing

/S/ TAO JIN	Director	July 3, 2008
Tao Jin

/S/ JEREMY GOODWIN	Director	July 3, 2008
Jeremy Goodwin

/S/ STEPHEN CRYSTAL	Director	July 3, 2008
Stephen Crystal

INDEX TO EXHIBITS
EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation, as amended. (1)
3.2	Form of Amended By Laws of the Company.(1)
4.0	Specimen Stock Certificate of the Company (3)
4.1	Securities Purchase Agreement, dated as of January 15, 2004, among PacificNet Inc. and the purchasers identified therein (2)
4.2	Form of Common Stock Warrant issued to each of the purchasers (2)
4.3	Form of Common Stock Warrant issued to each of the purchasers, dated December 9, 2004 (3)
4.4	Form of Common Stock Warrant issued to each of the purchasers, dated November 17, 2004 (3)
4.5	Securities Purchase Agreement, dated February 28, 2006, among PacificNet Inc. and the Holders identified therein (4)
4.6	Form of Variable Rate Convertible Debenture due March 2009 issued to each of the Holders (4)
4.6(a)+	Form of Amended and Restated Variable Rate Convertible Debenture due March 2009 issued to each of the Holders
4.7	Form of Common Stock Purchase Warrant issued to each of the holders (4)
4.8	Form of Registration Rights Agreement, dated February 28, 2006(5)
4.9+	Form of Variable Rate Convertible Debenture due February 2009
10.1	Form of Indemnification Agreement with officers and directors. (6)
10.2	Amendment to 1998 Stock Option Plan. (7)
10.3	Agreement dated on December 1, 2003 for the Sale and Purchase and Subscription of Shares in Epro Telecom Holdings Limited (8)
10.4	Agreement dated on December 15, 2003 for the Sale and Purchase of Shares in Beijing Linkhead Technologies Co., Ltd. (8)
10.5	Securities Purchase Agreement, dated as of December 9, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.6	Securities Purchase Agreement, dated as of November 17, 2004, among PacificNet Inc. and the purchasers identified therein (3)
10.7	Agreement for the Sale and Purchase of Shares in Shanghai Classic Group Limited (4)
10.8	Agreement for the Sale and Purchase of Shares of Cheer Era Limited (9)
10.9	Agreement for the Sale and Purchase of Shares in Pacific Smartime Solutions Limited
10.10	Agreement for the Sale and Purchase of Shares in Guangzhou Clickcom Digit-net Science and Technology Ltd. (11)
10.11	PacificNet Inc. Amended and Restated 2005 Stock Option Plan (10)
10.12	Agreement for the Sale and Purchase of Shares in GuangZhou 3G Information Technology Co., Ltd. (11)
10.13	Agreements of Consulting, Pledge, and Power of Attorney of Clickcom and Sunroom (11
10.14	Agreement for the Sale and Purchase of Shares in Lion Zone Holdings (12)
10.15	Form of Lock-Up Agreement, dated March 13, 2006(5)
10.16	Form of Voting Agreement, dated March 13, 2006(5)
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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Net Inc.

We have audited the accompanying consolidated balance sheets of PacificNet Inc. (a Delaware Corporation) and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
April 28, 2008

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

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands of United States dollars, except loss per share and share amounts)

	For The Years Ended December 31,
	2007	2006	2005
		Restated	Restated
Net Revenues
Services	$4,466	$5,720	$4,242
Product sales	14,528	23,353	2,839
Total net revenue	18,994	29,073	7,081

Cost of Revenues
Services	2,754	3,562	3,160
Product sales	12,538	21,967	2,562
Total cost of revenue	15,292	25,529	5,722

Gross Profit	3,702	3,544	1,359

Operating expenses:
Selling, General and Administrative expenses	13,480	7,968	3,576
Stock-based compensation expenses	51	242	282
Depreciation and amortization	752	1,536	31
Impairment of Goodwill	5,461	-	3,689
Impairment of Investment	385	1,233	-
Total Operating expenses	20,129	10,979	7,578

Loss from continued operations	(16,427)	(7,435)	(6,219)
Other income (expenses):
Interest income /(expense), net	(822)	(896)	194
Gain / (Loss) in change in fair value of derivatives	-	(214)	-
Liquidated damages expense	-	(3,817)	-
Share of earnings from investment on equity method	(77)	17	855
Sundry income, net	1,339	108	266
Total other income (expense)	440	(4,803)	1,315

Loss from continued operations before Income Taxes and Minority Interests	(15,987)	(12,238)	(4,904)

Provision for income taxes	(7)	(18)	(28)

Minority Interests	37	(58)	(1,203)
Loss from continued operations	(15,957)	(12,314)	(6,135)

Income / (Loss) from discontinued operations:
Net gain on disposal	2,181	-	-
Net loss on disposal	-	26	-
Income / (Loss) from discontinued operations	(419)	(127)	989
Total income / (Loss) from discontinued operations	1,762	(101)	989

NET LOSS	(14,195)	(12,415)	(5,145)

Other comprehensive income (loss):
Foreign exchange gain (loss)	242	(27)	7
Net comprehensive loss	$(13,953)	$(12,442)	$(5,138)

BASIC & DILUTED LOSS PER COMMON SHARE:
Loss per share-Continued Operations	$(1.34)	$(1.07)	$(0.28)
Loss per share-Discontinued Operations	$0.15	$(0.01)	$0.07
Basic & Diluted Loss Per Share	$(1.19)	$(1.08)	$(0.21)

* Weighted average number of shares-Basic & Diluted	11,895,525	11,538,664	21,695,473

* Basic and diluted weighted average number of shares are considered equivalent as the effect of dilutive securities is anti-dilution.

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands of United States dollars, except number of shares)

	Common Stock		Additional Paid-in	Issuance of shares as	Stock Subscription	Cumulative Other Comprehensive	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Deposit	Receivable	Income/(loss)	(Restated)	Shares	Amount	(Restated)

BALANCE AT DECEMBER 31, 2004 - Restated	9,794,121	1	$57,729	$-	$-	$(22)	$(33,482)	833,616	(119)	$24,107
Issuance of common stock for acquisition of subsidiaries	515,900	-	3,971	-	-	-	-	-	-	3,971
Stock Issued for services	20,000	-	63	-	-	-	-	-	-	63
Repurchase of common shares for acquisition of Cheer Era	(149,459)	-	(1,547)	-	-	-	-	149,459	-	(1,547)
Cancellation of common shares	(45,000)	-	-	-	-	-	-	45,000	-	-
Repurchase of common shares	(2,000)	-	-	-	-	-	-	2,000	(15)	(15)
Options granted	-	-	282	-	-	-	-	-	-	282
Exercise of stock options and warrants for cash	676,000	-	966	-	-	-	-	-	-	966
Holdback shares as contingent consideration due to performance targets not yet met	-	-	-	-	-	-	-	298,550	-	-
Share consideration for acquisition of ChinaGoHi deemed issued under S&P	-	-	-	-	-	-	-	(137,500)	-	-
To record the correction for the excess finders fee adjusted to Apic	-	-	455	-	-	-	-	-	-	455
To correctly record the option exercise price	-	-	60	-	-	-	-	-	-	60
Foreign currency translation gain/(loss)	-	-	-	-	-	7	-	-	-	7
Net loss	-	-	-	-	-	-	(5,145)	-	-	(5,145)
BALANCE AT DECEMBER 31, 2005 - Restated	10,809,562	1	61,980	-	-	(15)	(38,627)	1,191,125	(134)	$23,205
Exercise of stock options for cash and receivable	418,000	-	834	-	-	-	-	-	-	834
Issuance of common stock for acquisition of subsidiaries	618,112	-	4,346	-	-	-	-	1,142,798	-	4,346
Cancellation of common stock for acquisition of subsidiaries	(275,000)	$-	$(1,672)	$-	$-	$-	$-	275,000	$-	$(1,672)
Repurchase of common shares - Treasury shares	(29,472)	-	-	-	-	-	-	29,472	(138)	(138)
Foreign currency translation gain/(loss)	-	-	-	-	-	(27)	-	-	-	(27)
Issuance of stock options	-	-	242	-	-	-	-	-	-	242
Issuance of warrants for issuing fee of convertible debts	-	-	28	-	-	-	-	-	-	28
Stock subscription receivable	-	-	-	-	(377)	-	-	-	-	(377)
Goodwill opening balance adjust	-	-	-	-	-	-	(48)	-	-	(48)
Net income/(loss)	-	-	-	-	-	-	(12,415)	-	-	(12,415)
BALANCE AT DECEMBER 31, 2006 - Restated	11,541,202	1	65,758	-	(377)	(42)	(51,090)	2,614,395	(272)	13,978
Cumulative effect of change in accounting principle	-	-	690	-	-	-	213	-	-	903
Issuance of common stock for repayment of convertible debenture	199,444	-	1,091	-	-	-	-	-	-	1,091
Sale of treasury shares	41,426	-	155	-	-	-	-	(41,426)	127	282
Issuance of common stock in escrow - restricted	2,330,000		10,974	(10,974)	-	-	-		-	-
Exercise of stock options for cash	202,000	-	406	-	-	-	-	-	-	406
Stock option expense	-	-	51	-	-	-	-	-	-	51
Foreign currency translation gain/(loss)	-	-	-	-	-	242	-	-	-	242
Stock subscription receivable	-	-	-	-	32	-	-	-	-	32
Net loss	-	-	-	-	-	-	(14,195)	-	-	(14,195)
BALANCE AT December 31, 2007	14,314,072	$1	$79,125	$(10,974)	(345)	$200	$(65,070)	2,572,969	$(145)	$2,792

The accompanying notes form an integral part of these consolidated financial statements

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	For The Years Ended December 31,
	2007	2006	2005
		Restated	Restated
Cash Flows from operating activities
Net Loss	$(14,195)	$(12,415)	$(5,145)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts	5,319	4,537	2,739
Minority Interest	(37)	58	1,203
Depreciation and amortization	752	1,536	31
Share of earnings from investment on equity method	77	(17)	(855)
Goodwill impairment	5,461	-	3,689
Investment impairment	385	1,233	-
Stock-based compensation	51	242	282
Issuance of shares for services	-	-	63
Change in fair value of derivatives	-	214	-
Amortization of interest discount	-	690	-
Liquidated damages expense	-	3,817	-
Changes in current assets & liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	1,544	(7,098)	(297)
Inventories	(505)	2	(55)
Accounts payable and other accrued expenses	1,345	(2,202)	3,526
Net cash provided by (used in) operating activities of continued operations	197	(9,403)	5,182
Net cash provided by (used in) operating activities of discontinued operations	(1,276)	28	(988)
Net cash provided by (used in) operating activities	(1,079)	(9,375)	4,193

Cash flows from investing activities:
Increase in restricted cash	-	(71)	-
Increase in purchase of marketable securities	(529)	(19)	11
Acquisition of property and equipment	(1,033)	(2,608)	(2,966)
Acquisition of subsidiaries and affiliated companies	-	(667)	(3,958)
Repurchase of treasury shares	282	(138)	(15)
Net cash used in investing activities of continued operations	(1,280)	(3,503)	(6,928)
Net cash provided by (used in) investing activities of discontinued operations	1,801	1,408	(2,678)
Net cash provided by (used in) investing activities	521	(2,095)	(9,606)

Cash flows from financing activities:
Loans receivable from third parties	(237)	934	(1,024)
Loans receivable from related parties	(564)	622	(868)
Loan payable to related party	(282)	(121)	575
Advances (repayments) under bank line of credit	(11)	(204)	1,113
Repayments of amount borrowed under capital lease obligations	-	41	(5)
Proceeds from exercise of stock options and subscription	438	237	966
Advances under bank loans	(10)	935	(1,453)
Net proceeds from issuance of convertible debenture	2,954	7,500	-
Net cash provided by (used in) financing activities of continued operations	2,288	9,944	(696)
Net cash provided by (used in) financing activities of discontinued operations	-	-	-
Net cash provided by (used in)financing activities	2,288	9,944	(696)

Effect of exchange rate change on cash and cash equivalents	242	(27)	7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,972	(1,553)	(6,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,778	3,331	9,433
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,750	$1,778	$3,331

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(822)	$664	$229
Income taxes paid	$(7)	$5	$(53)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property & Equipment acquired under bank loans	$785	$1,082	$-
Investments in subsidiaries and affiliate through issuance of common stock	$-	$4,346	$3,971
Issuance of common stock for payment of convertible debenture	$1,091	$-	$-
Cumulative effect of change in accounting principle (note 10)	$213	$-	$-

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

GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $65 million and $51 million as of December 31, 2007 and 2006 respectively. Negative cash flows from the operations was $1.1 million for the year ended December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 15 & 20, 2007, the Company entered into various definitive agreements to divest and reduce its equity interests in certain unprofitable subsidiaries to below 20% equity interest, namely: Linkhead, PacTelso, PacSo and PacPower (See note 14).

On December 18, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PacificNet Clickcom Limited ("Clickcom") (See Note 14).

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

4. INVESTMENT IN AFFILIATED COMPANIES

Investments in affiliated companies consist of the following as of December 31, 2007 and 2006:

Under Cost Method:

Investments that are recorded at cost are evaluated for certain impairments that are not temporary in nature and are adjusted for impairment.

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

6. OTHER CURRENT ASSETS

Other current assets comprises of the following as at December 31 (in thousands of US Dollars):

	2007	2006
(USD ' 000s)		Restated
Prepayment to suppliers	$346	$886
Deposit	237	-
Receivable from Lion Zone Holdings Ltd	-	485
Loans to employees	273	412
Prepaid expenses	129	347
loan to Golden Charpel	517	-
Others receivable	525	361
WeiDa for disposal Linkhead	150	-
Loan to Webplus	237	-
loan to Mou Yi Liang	244	-
loan to Bell-Pact Shanghai JV	102	-
loan to UASIT	96	-
Advances to sales reps	-	228
Provision for doubtful account	(2,448)	-
Total	$408	$2,719

7. BANK LOANS

Bank loans represent the following at December 31 (in thousands):

	2007	2006
Unsecured	1,823	1,048
Less: current portion	80	411
Non current portion	$1,743	$637

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

Sale of Interest in PacificNet Clickcom Limited ("Clickcom")

On December 18, 2007, the Company entered into a definitive agreement to sell its 36% equity interest in PacificNet Clickcom Limited. ("Clickcom"), a leading Value-Added Services (VAS) company in China, to Mr. Ou Zhenbin, a Chinese resident. Consideration for the 36% interest of Clickcom was RMB10,000 (or US$1,314), to be paid in cash within 90 days after the agreement signing.  The Company’s interest in Clickcom decreased from 51% to 15% after the transaction.

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

2007 (In US$ thousands)	Linkhead +PacTelso	Clickcom	Power	Solutions	3G	EPRO	AD	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Income (loss) from discontinued operations	(84)	(60)	(478)	(10)	(228)	491	(50)	(419)
Gain on disposal	244	60	1,274	218	333	-	53	2,181
Net assets held for disposition (remaining interest)	-	-	-	-	-	2,692	-	2,692

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