Form 10-Q
period 2008-03-31
PACIFICNET INC
filed 2008-07-03
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 30, 2008, there were 15,748,531 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.

Form 10-Q for the Quarterly Period Ended March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$2,233	$3,750
Accounts receivables, net	5,036	5,241
Inventories, net	1,262	693
Loan receivable from related parties	2,352	2,273
Loan receivable from third parties	720	815
Marketable equity securities - available for sale	1,469	547
Net assets held for disposition	2,765	2,692
Other current assets	454	408
Total Current Assets	16,291	16,419

Property and equipment, net	5,177	5,285
Intangible assets, net	299	343
Investments - cost basis	120	120
Investment - equity method	15	13
Goodwill	1,347	870
Other receivables	1,693	1,670
TOTAL ASSETS	$24,942	$24,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	4	100
Bank loans-current portion	85	80
Accounts payable	102	414
Accrued expenses	3,499	3,500
Customer deposits	508	514
Convertible debenture	5,897	5,809
Liquidated damages liability	2,697	2,697
Shares to be issued	-	127
Total Current Liabilities	12,792	13,241

Bank loans - non current portion	1,762	1,743
Convertible debenture-non current portion	5,441	5,224
Total long-term liabilities	7,203	6,967
TOTAL LIABILITIES	19,995	20,208

Minority interest	1,173	1,720
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none		-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
March 31, 2008: 17,357,041 shares issued, 13,418,531 outstanding
December 31, 2007: 16,887,041 issued, 14,314,072 outstanding	1	1
Treasury stock, at cost (2008Q1: 3,938,510 shares; 2007: 2,572,969 shares)	(159)	(145)
Additional paid-in capital	70,444	79,125
Shares issued as deposit	-	(10,974)
Cumulative other comprehensive income	(62)	200
Accumulated deficit	(66,105)	(65,070)
Stock subscription receivable	(345)	(345)
Total Stockholders' Equity	3,774	2,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,942	$24,720

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States dollars, except par share and share amounts)

Three Months Periods Ended March 31
2008	2007
(Unaudited)	Unaudited
Net Revenues
Services	$992	$1,144
Product sales	3,433	4,702
Total Net Revenues	4,425	5,846

Cost of revenues
Services	667	731
Product sales	2,833	3,375
Total Cost of Revenues	3,500	4,106
Gross Profit	925	1,740

Selling, general and administrative expenses	2,286	1,152
Provision for doubtful accounts
Depreciation and amortization	221	156
Total Operating Expenses	2,507	1,308

Loss From Operations:	(1,582)	(432)
Other income (Expenses):
Interest income/(Expenses), net	(221)	(131)
Share of earnings from investment on equity method	(49)	-
Sundry income, net	60	80
Total Other Income (Expenses)	(211)	(51)

Loss from continued operations before Income Taxes and Minority Interest	(1,793)	380

Provision for income taxes		(68)
Minority interests	571	(388)
Loss from Continued Operations	(1,222)	(76)

Income/ (Loss) from discontinued operations	72	384

Net Income (Loss)	(1,150)	308

Other comprehensive income (Loss):
Foreign exchange gain (loss)	(100)	29
Unrealized loss on marketable securities	(162)	-
Net Comprehensive Loss	$(1,412)	$337

BASIC LOSS PER COMMON SHARE:
Loss per share-Continued Operations	$(0.08)	$(0.01)
Loss per share-Discontinued Operations	$0.01	$0.03
Basic Loss per share	$(0.07)	$0.03

DILUTED LOSS PER COMMON SHARE:
Loss per share-Continued Operations	$(0.08)	$(0.01)
Loss per share-Discontinued Operations	$0.01	$0.03
Diluted Loss per share	$(0.07)	$0.03

Weighted average number of shares-Basic	14,684,958	11,703,376
Weighted average number of shares- Diluted	14,684,958	11,997,317

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

For the Three Month Periods Ended March 31
2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Income (Loss)	$(1,150)	$308
Adjustment to reconcile net earnings/(loss) to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts	316	(378)
Minority Interest	(571)	1,619
Depreciation and amortization	221	306
Share of earnings from investment on equity method	49	-
Change in fair value of derivatives	-	(61)
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	309	(573)
Inventories	(569)	(227)
Accounts payable and other accrued expenses	261	294
Net cash provided by (used in) operating activities of continued operations	(1,134)	1,288
Net cash used in operating activities of discontinued operations	(72)	(1,950)
Net cash used in operating activities	(1,206)	(662)

Cash Flows From Investing Activities:
Decrease in restricted cash	-	(1)
Increase in purchase of marketable securities		(10)
Acquisition of property and equipment	(140)	(819)
Acquisition of subsidiaries and affiliated companies	-	1,143
Repurchase of treasury shares	(15)	-
Net cash provided by (used in) investing activities of continued operations	(155)	313
Net cash provided by investing activities of discontinued operations	111	1,139
Net cash provided by( used in) investing activities	(44)	1,452

Cash Flows From Financing Activities:
Loans receivable from third parties	87	(50)
Loans receivable from related parties	(182)	(33)
Loans payable to related party	-	(61)
Advances (repayments) under bank line of credit	(96)	(451)
Repayments of amount borrowed under capital lease obligations	-	(30)
Proceeds from exercise of stock options and subscription		-
Advances under bank loans	24	217
Sale of treasury shares	-	127
Net proceeds from issuance of convertible debenture	-	1,205
Net cash provided by financing activities of continued operations	(167)	924
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash provided by financing activities	(167)	924

Effect of exchange rate change on cash and cash equivalents	(100)	29

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,517)	1,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,750	1,900
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,233	$3,643

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$221	$221
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property & Equipment acquired under bank loans	$-	$785
Investments in subsidiaries and affiliate through issuance of common stock	$-	$190
Investment in marketable securities by issuing shares	$1,245	$-
Issuance of shares to Take 1 Technology as part of acquisition agreement	$593	$-
Issuance of shares to employees accrued in prior year	$470	$-

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. BASIS OF PRESENTATION

Description of Operations - PacificNet, Inc. (NASDAQ: PACT) is a leading developer and provider of gaming technology for the land-based, online and mobile game operators in Asia. Established in 2000 as a provider of e-commerce and Customer Relationship Management (CRM) solutions for the China market, the company changed focus in 2006 and has been divesting its legacy telecom and CRM business while pursuing a strategy to focus on gaming technology and games development for the global gaming market. Due to the contribution of the highly experienced executives of our gaming subsidiaries, including PacificNet Games (PactGame) and Take1 Technologies (Take 1), PacificNet is able to offer world-leading solutions in casino equipment supply and in the development, installation and support of systems and game content for the casino, lottery and Amusement With Prizes (AWP) markets. Positioning itself as a systems integrator for the gaming industry, with a special focus on the emerging markets, PacificNet enables customers to integrate gaming operations, linking electronic gaming machines, tables and larger networks so that operators can build efficient and highly attractive gaming operations that drive revenue growth and profit opportunity and enhance the customer experience. PacificNet's gaming clients include leading hotels, casinos, and gaming operators in Asia, Europe, and other gaming markets around the world. The Company employs approximately 500 staff in its various subsidiaries with offices in Macau, Hong Kong, China, Philippines, and the US.

Consolidated Interim Financial Statements - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, but do not include all disclosures required by GAAP. You should read these interim consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The unaudited consolidated financial statements include the accounts of PacificNet Inc. and its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. PacificNet’s 2007 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $66 million and $65 million as of March 31, 2008 and December 31, 2007, respectively. Negative cash flows used in the operations were $1.21 million for the three months ended March 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 15 & 20, 2007, the Company entered into various definitive agreements to divest and reduce its equity interests in certain unprofitable subsidiaries to below 20% equity interest, namely: Linkhead, Clickcom, PacTelso, PacSo and PacPower (See note 12).

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

On March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In December 2007, FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquirement; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

3. EARNINGS PER SHARE

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Par Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for the period ended March 31, 2008 exclude the potential dilutive effect of all the 1,007,138 warrants outstanding because their impact would be anti-dilutive based on current market prices. 465,909 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

Three Months Ended March 31
(IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS)	2008	2007
Numerator: Net Earnings/ (Loss)	$(1,150)	$308
Denominator:
Weighted-average number of shares –Basic	14,684,958	11,703,376
Weighted-average number of shares – Diluted	14,684,958	11,997,317
Basic Earnings/ ( Loss) per share:	$(0.07)	$0.03
Diluted Earnings/ ( Loss) per share:	$(0.07)	$0.03

4. OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2008 (in thousands):

(USD ' 000s)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Prepayment to suppliers	$373	$346
Deposit	306	237
Loans to employees	266	273
Prepaid expenses	125	129
Loan to Golden Chapel	517	517
Other Receivables	508	525
Receivables WeiDa for disposal Linkhead	100	150
Loan to Beijing Webp	463	237
Loan to Mou Yi Liang	244	244
Loan to Bell-Pact Shanghai JV	-	102
Loan to BeijingUASIT	100	96
Provision for Doubtful Account	(2,548)	(2,448)
Total	$454	$408

5. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Total
Balance as of December 31, 2007	$	$461	$409	$870
Goodwill acquired during the first quarter			477	477
Balance as of March 31, 2008	$	$461	$886	$1,347

On January 5, 2008 the Company has a supplementary agreement with Take 1 Technology to issue all the shares as per the conditions set in the S&P agreement dated January 5, 2007. Based upon the supplementary agreement, the Company was required to issue the shares without the conditions on January 5, 2008. As a result, the Company issued 120,000 shares to Take 1 on January 9, 2008 valued at $477,000. The Company also issued 29,459 shares as committed on January 5, 2007 and classified as “Shares to be issued” as at December 31, 2007. The Company recorded 120,000 additional shares at the fair market value at the date of issuance on January 9, 2008. This additional issuance of shares contributed to the increase in goodwill amounting to $477,000..

6. ACCRUED EXPENSES & OTHER PAYABLES

Accrued expenses and other payables comprises of the following as of March 31, 2008 and December 31, 2007.

(in thousands of US Dollars):	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Professional fee	$482	$480
Director fee	115	111
Salaries and benefit payable	846	1,042
Marketing expense	989	973
Income tax payable	12	7
Others taxes payable	675	887
Others	380	-
Total	$3,499	$3,500

7. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the three months period ended March 31, 2008, the Company had the following equity transactions: (i) 470,000 restricted PACT shares were issued as settlement of director fees and certain employee compensation fees and executive bonuses incurred in Q4, 2007, such shares were valued at $470,000; (ii) 10,000 PACT shares were repurchased from open market at $1.48 per share; (iii) 149,459 PACT shares were issued to Take 1 from escrow as consideration of 31% of Take 1’s equity interests; (iv) 825,000 PACT treasury shares were issued to Shenzhen GuHaiGuangChao’s shareholder under a share swap agreement dated March 28, 2008. In exchange for the issuance of the 825,000 PACT treasury shares issued to the shareholder of GHGC, we received 16,860,000 shares of International Financial Network Holdings Ltd (“IFN”, listed on the HK Stock Exchange as 8123.HK) which was issued to PacificNet Strategic Investment Holdings Limited, a wholly owned subsidiary of PacificNet. The Company recorded unrealized loss of $162,000 on the marketable securities as at March 31, 2008 as stipulated per SFAS 115.

b) STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock prices as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the three months ended March 31, 2008, no new options were granted and no options were vested, thus the option-related compensation cost is zero. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R

The status of the Stock Option Plan as of March 31, 2008, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	806,000	4.26
Cancelled	(941,500)	2.00
Exercised	(202,000)	2.00
OUTSTANDING, DECEMBER 31, 2007	33,000	4.31
Granted
Cancelled
Exercised
OUTSTANDING, MARCH 31, 2008	33,000	$4.31

Following is a summary of the status of options outstanding at March 31, 2008:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2007-8-13	33,000	$0	5.37	$4.31	-	$4.31

PacificNet previously granted 788,000 options on August 11, 2007; however, as most of the optionees did not sign or execute the option agreements before December 31, 2007, most of the options have been forfeited except for 33,000 options. These options will be vested commencing from August 8, 2008 with a 5% per quarter vesting schedule, and the corresponding compensation costs will be recorded within the vesting period. The weighted-average fair value of such options was $2.75.The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.51%
Expected life of the options	5.86 years
Expected volatility	67.44%
Expected dividend yield	0%

33,000 options were granted and 202,000 were exercised during the fiscal year ended December 31, 2007.

No other options were vested during the quarter ended March 31, 2008.

c) WARRANTS

At March 31, 2008, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 2.09 years and the weighted average exercise price per share is $10.61 per share.

Following is a summary of the warrant activity:

	Warrants	WEIGHTED AVERAGE	Aggregate
	outstanding	EXERCISE PRICE	Intrinsic Value
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$-
Granted
Forfeited
Exercised
OUTSTANDING, DECEMBER 31, 2007	1,007,138	$10.61	$-
Granted
Forfeited
Exercised
OUTSTANDING, MARCH 31, 2008	1,007,138	$10.61	$

Following is a summary of the status of warrants outstanding at March 31, 2008:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	0.79	$7.15	123,456	$7.15
2004-11-15	117,682	1.63	$3.89	117,682	$3.89
2004-12-9	350,000	1.69	$12.21	350,000	$12.21
2006-3-13	416,000	2.95	$12.20	416,000	$12.20

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

No warrants were granted, cancelled and exercised during the three months period ended March 31, 2008.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarterly ended March 31, 2008:

	Number of shares	Note
Escrow shares returned to treasury on	800,000
Repurchase in the open market	50,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	529,848	(1)
Incomplete Acquisition of ChinaGoHi (GHGC)	825,000
Cancellation of acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Settlement with GHGC & Share Exchange with IFN	(825,000)
Issuance 149,459 shares to Take 1	(149,459)
Shares received from Octavian	2,330,000
Balance, March 31, 2008	3,938,510
Shares outstanding at March 31, 2008	13,418,531
Shares issued at March 31, 2008	17,357,041

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

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	March 31, 2008 (Unaudited)
Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of March 31, 2008.

Following is the summary of convertible debenture as of March 31, 2008:

($,000)	$8 million convertible debenture	$945,000 convertible debenture	Total (Unaudited)
Balance December 31, 2007	$4,864	$945	$5,809
Principal payment:
Redemption through shares			N/A
Cash payment			N/A
Accrued interest	88		88
Balance March 31, 2008	$4,952	$945	$5,897

8.2 Five Million Convertible Note

On February 7, 2007, PacificNet Games Limited (PactGame), a 51% owned subsidiary of the Company, entered into a definitive $5 million convertible secured note financing agreement with Pope Asset Management, LLC (Pope), an institutional investor. Proceeds of the financing are to provide PactGame with additional working capital to expand its gaming technology operations, to make further synergistic acquisitions in China and for general corporate purposes.

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PacGames ranging between 26% and 32%. The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity. The Company’s accrued interest amounted to $461,000 for the three months ended March 31, 2008.

In connection with the issuance of the note, PactGame incurred financing cost of $369,000 which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note. The Company amortized issuance costs of $31,000 during the first quarter of FY 2008 (FY2007: $94,000), and the unamortized financing cost related the $5 million convertible secured note was $244,000.

Following is the summary of convertible debenture:

($,000)	March 31, 2008 (Unaudited)
Balance December 31,2007	$5,224
Accrued interest	461
Unamortized financing cost	(244)
Balance March 31,2008	$5,441

9. SEGMENT INFORMATION

SFAS No. 131 “DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.”, establishes standards for reporting information about operating segments and for related disclosures about products, services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. PacificNet’s chief decision-makers, as defined under SFAS 131, are the Chief Executive Officer and Chairman. During 2008 and 2007, PacificNet had four operating segments.

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

For The Three Months Ended March 31, 2008	Group 1.	Group 2.	Group 3.	Group 4.	Total
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
(In thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	669	268	3,433	55	4,425
(% of Total Revenues)	15%	6%	78%	1%	100%
Earnings / (Loss) from Operations	(234)	(6)	(810)	(532)	(1,582)
(% of Total Earnings)	15%		51%	34%	100%
Total Assets	1,487	2,010	13,924	7,521	24,942
(% of Total Assets)	6%	8%	56%	30%	100%
Goodwill	-	461	886	-	1,347
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

For The Three Months Ended March 31, 2007	Group 1.	Group 2.	Group 3.	Group 4.	Total
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business
(In thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	599	468	4,702	77	5,846
(% of Total Revenues)	10%	8%	80%	1%	100%
Earnings / (Loss) from Operations	27	1	1,245	(841)	432
(% of Total Earnings)	6%		289%	(195)%	100%
Total Assets	8,247	9,610	7,040	11,661	36,558
(% of Total Assets)	23%	26%	19%	32%	100%
Goodwill	15	461	1,833		2,309
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

The Company identifies and classifies its operating segments based on reporting entities that exhibit similar long-term financial performance based on the nature of the products and services with similar economic characteristics such as margins, business practices and target market. The operating segments are classified into four major segments which are summarized as follows:

(1) Outsourcing Services - involves human voice services such as Business Process Outsourcing, CRM, call center, IT Outsourcing and software development services. These types of services are conducted through our subsidiaries Smartime/Soluteck.

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

(3) Product (Telecom & Gaming) Services Group - involves communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited, iMobile, Take1 and PacificNet Games. PacificNet Games Limited (PactGame) is a leading developer of Asian electronic gaming machines, multi-player electronic gaming technology solutions and gaming related maintenance, IT, and distribution services for the leading hotel and casino operators based in the Macau and other Asian gaming markets. Take1 Technologies (Take 1), is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, Electronic Gaming Machines (EGM), bingo and slot machines, AWP (Amusements With Prizes) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, and cabinets.

(4) Other Business -other administrative, financial and investment services and non-core businesses.

Product and service revenues classified by major geographic areas are as follows (in thousands of US Dollars):

For the three months ended March 31, 2008	Hong Kong, Macau	PRC	United States	Total

Product revenues	608	2,825		3,433
Service revenues	21	971		992

For the three months ended March 31, 2007	Hong Kong, Macau	PRC	United States	Total

Product revenues	3,152	1,550	-	4,702
Service revenues	71	1,073	-	1,144

10. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES

As of March 31, 2008, there was a total loan receivable of approximately $2,352,000 while the loan due to related party was zero.

As at the year ended December 31, 2007, there was a total loan receivable of approximately $2,273,000 due from related parties while the loan due to related party was zero.

As of March 31, 2008 the related party loans receivable included $653,000 due from PACT Power, $720,000 due from MOABC, $649,000 due from PACT Linkhead, $1,000 due from PACT Clickcom, $150,000 due from PACT Solution, and $179,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries are comprised of $115,000 due from a shareholder of Victor Choi and $64,000 due from a director of Soluteck.

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

The terms of these related parties loan receivables and payables are summarized below:

LOAN TO POWER

PactPower is an affiliated company, 15% owned by PacificNet, as of March 31, 2008. A convertible loan of $653,000 is outstanding from PactPower. The maturity date of loan was September 9, 2007. Within ninety (90) days overdue, an additional interest charge of 5% per annum will be levied as a penalty. The loan is received approximately $128,000 on January 2008

LOAN TO MOABC

MOABC is an affiliated company and is 15% owned by PacificNet as of March 31, 2008. A convertible loan of $720,000 is outstanding from MOABC as of March 31, 2008. The maturity date of loan is January 1, 2009. The loan is received approximately $78,000 on January 2008.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of March 31, 2008. A convertible loan of $649,000 is outstanding from Linkhead. The maturity date of loan is January 1, 2008.

LOAN TO CLICKCOM

Clickcom is an affiliated company, 15% owned by PacificNet as of March 31, 2008. A convertible loan of $1,000 is outstanding from Clickcom as at March 31, 2008.

LOAN TO PACIFICNET SOLUTION LIMITED (PacSo-HK)

PacSo-HK is an affiliated company, 15% owned by PacificNet, as of March 31, 2008. A convertible loan of $150,000 is outstanding from PactSo-HK. The maturity date of loan was January 6，2007. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO VICTOR CHOI SHAREHOLDER

As of March 31, 2008, there was a loan outstanding of $115,000 receivable from the shareholder of Victor Choi. This loan is secured by 30,000 PacificNet shares. The maturity date of loan was August 31, 2007. The loan is currently due on demand and non-interest bearing.

LOAN TO SOLUTECK’S DIRECTOR

As of March 31, 2008, there was a loan outstanding of $64,000 receivable from a director of Soluteck, due on January 17 for three consecutive years ending 2008. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN PAYABLE TO RELATED PARTY

As of March 31, 2008, and December 31, 2007, there was no outstanding loan payable to related parties.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Operating lease expense charged to operations for 2008 Q1 amounted to $118,000 (2007 Q1: $152,000). Future minimum lease payments under non-cancelable operating leases are $196 for the period from April 2008 to March 2009 and $91 for the period from April 2009 to March 2012.

BANK LINE OF CREDIT - As of March 31, 2008, Bank Line Of Credit amounted to $4,000 for Smartime related to an overdraft banking facility with a Hong Kong banking institution.

BANK LOANS- Bank loans represent the following at March 31, 2008(in thousands)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Unsecured	1,847	1,823
Less: current portion	85	80
Non current portion	$1,762	$1,743

Aggregate future maturities of borrowing for the next five years are as follows (In thousands of US Dollars):

(US$000s)	April 2008 to March 2009	April 2009 to March 2010	April 2010 to March 2011	April 2011 to March 2012	April 2012 to March 2013	Thereafter	TOTAL
Beijing PACT office mortgage (1)	59	63	66	70	74	765	1,097
Shenzhen PACT office mortgage (2)	25	27	29	31	32	606	750
TOTAL	85	90	95	100	106	1,371	1,847
____________

(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.

12. NET ASSETS HELD FOR DISPOSITION

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

Sale of Interest in PacificNet Epro Holdings Limited ("Epro")

On April 18, 2008, PacificNet, consummated the sale of the Company's subsidiary, PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC ("Epro"), which is primarily engaged in the business of providing call center telecom and customer relationship management services as well as other business outsourcing services in China. Pursuant to the terms of the Sales and Purchase Agreement (the "Agreement") entered into between the Company and Epro Group International Limited (the "Epro Group International"), PacificNet sold its entire share ownership of 7,766,993 shares in Epro for HK$21 million. Upon execution of the Agreement, the Company received a payment of HK$3 million. PacificNet shall receive the remaining purchase price in installments over the next twenty-four months. Pursuant to the terms of the Agreement, within sixty days of the closing, Epro shall repay PacificNet HK$2 million for an interest bearing loan granted from PacificNet to Epro. As at March 31, 2008, PacificNet Epro Holdings is classified under ‘Net Assets Held for Disposal’ in the accompanying financial statements.

Information relating to the operations of the subsidiaries up to the three month periods of March 31, 2008 is as follows (in thousands of US Dollars):

(In US$ thousands)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Income (loss) from discontinued operations	$73	$491
Gain (loss) on disposal	-
Net assets held for disposition (remaining interest)	$2,765	$2,692

13. INVESTMENTS IN AFFILIATED COMPANIES

Investments

Investments that are recorded at cost are evaluated for any impairment that are not temporary in nature and adjusted for the impairment.

Investments in affiliated companies are consisted of the following as of March 31, 2008:

Under Cost Method:

(USD’000)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)	DESCRIPTION
Glad Smart	$30	$30	15% ownership interest
Linkhead	$65	$65	15% ownership interest
Clickcom	$25	$25	15% ownership interest
Total	$120	$120

Under Equity Method:

Investments accounted for under the equity method are carried at cost and adjusted for the Company’s proportionate share of undistributed earnings and losses.

(USD ' 000s)	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)	DESCRIPTION
Bell-Pact Shanghai JV	$15	$13	40% ownership interest

14. LEGAL PROCEEDINGS

1. Johnson Controls Hong Kong Limited (JCHKL) vs. PacificNet Power Limited

On January 19, 2007, Johnson Controls Hong Kong Limited filed a civil claim against PacificNet Power Limited (a 15% owned subsidiary of PacificNet) in the High Court of the Hong Kong Special Administrative Region seeking HK$4,800,000 as payment for services rendered to replace 3 sets of rain water-cooled chillers, together with energy saving performance (the "Chiller System"), at the Fortress Tower in Hong Kong.

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

The board of directors of PacificNet Power Limited has reviewed the case with its client, China Weal Property Management Ltd., and our Hong Kong legal counsel and it is the belief of the board that the project work undertaken JCHKL is defective in numerous aspects.  As a result, the board believes that the construction work has not been completed by JCHKL, and therefore, JCHKL is not entitled to payment for its services.

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

16. SUBSEQUENT EVENTS

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

As at December 31, 2007 the 2,330,000 shares were issued and recorded as deposit total amounted to approx. $10,974,000. These shares were received from Octavian as at March 31, 2008 and included under treasury stock.

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

3) SALE OF GUANGZHOU 3G

PacificNet and Heyspace entered into a Supplement Agreement for 3G’s deal on 20th March, 2008. According to this supplement agreement, PacificNet will apply $500,000 received as of December 31, 2007 against the 5% ownership interest and the remaining $500,000 will be served as a collateral along with the transfer of the share certificates of 46% shares to PacificNet from Heyspace. If Heyspace fails to pay the remaining USD$5,000,000 on or before 31 March, 2009, PacificNet has right to reclaim for the unpaid 46% shares of Pacific 3G Information & Technology Co., Limited, and demand for an annual interest rate of 12% (See note 14 for details). As at December 31, 2007, Company has made a provision of $3.5 million against receivable from Heyspace and the net amount is included under other receivables in the accompanied financial statements as at March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, AS AMENDED.

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

Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We evaluate the collect-ability of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that our trade receivables become uncollectible, we would be forced to record additional adjustments to receivables to reflect the amounts at net realizable value. The accounting effect of this entry would be a charge to earnings, thereby reducing our net earnings. Although we consider the likelihood of this occurrence to be remote based on past history and the current status of our accounts, there is a possibility of this occurrence.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed

Contingencies

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

PacificNet's Gaming Products:

We offer the following gaming technology products for sale:

Electronic gaming machines (EGM). Our line of electronic gaming machines combine localized Chinese and Asian themes and content, advanced graphics, digital sound effects and music, and secondary bonus games.
•           Multi-player Electronic Table Games, ,eTable Series of Multiplayer Gaming Machines
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

PacificNet’s Major Operating Subsidiaries

PacificNet Games Limited (“PactGame”, www.PactGame.com) is a leading provider of Asian multi-player electronic gaming machines, gaming technology solutions, gaming related maintenance, IT and distribution services for the leading hotel, casino and slot hall operators based in Macau, China and other Asian gaming markets.

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

4. Lottery Products, Video Lottery Terminals, Mobile Lottery Terminals, Online Paperless Lottery Sales Systems: Video gaming machines featured with localized Chinese and Asian themes and contents, advanced graphics, digital sound effects and music and incorporate many of the same features as our other gaming machines.

5. Server-based Gaming: A gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that also enables custom configuration by operators and central determination of game outcomes.

Gaming Market Overview on Macau, China

According to Macau government statistics, casinos in Macau raked in more than US$10.3 billion (euro7.11 billion) in gaming revenue in 2007, an increase of 46 percent over the previous year as Las Vegas operators rushed to open luxury resorts targeting China's newly wealthy. Macau, the only place in China where casino gambling is legal, overtook the Las Vegas Strip as the world's top gambling center in 2006. During 2006, the 24 casinos in Macau rang up US$6.95 billion in gaming revenue, while the Strip made US$6.69 billion, regulators in the cities said.  Macau, a former Portuguese territory and now a special administration region of China, added four new casinos in 2006 and is now rivaling the entire U.S. state of Nevada in gaming revenue, according to figures posted on the Web site of Macau's Gaming Inspection and Coordination Bureau. Nevada reported gaming revenues of US$12.7 billion (euro8.77 billion) for the year to Nov. 30, 2007, according to the state's Gaming Control Board. Openings in Macau last year included the massive US$2.4 billion (euro1.66 billion) Venetian Macao resort, operated by billionaire Sheldon Adelson's Las Vegas Sands Corp., and the MGM Grand, a joint venture between MGM Mirage and Pansy Ho, a daughter of Dr. Stanley Ho who is the major owner of SJM, the leading casino group in Macau.

In 2008, PacificNet and its gaming subsidiaries will focus on emerging gaming markets worldwide including Asia, South America and Europe. Specific markets will include the UK, Russia, Ukraine, Italy, Germany, Argentina, Colombia, India, Australia, Cambodia, the Philippines and most notably, Macau, China. PacificNet has chosen to focus on emerging markets due to their projected growth and low barrier to entry. PacificNet Games (www.PactGame.com), a subsidiary PacificNet, is a leading supplier of electronic gaming machines in Macau. PactGame's multi-player gaming machines are widely accepted in some of the most popular casinos in Macau, including SJM, as well as in the Philippines.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended March 31, 2008 amounted to $4,425,000, a quarter-over-quarter decline of 25% as compared to $5,846 for the same quarter of the prior year. The quarter-over-quarter decrease in revenues was mainly due to the disposal of major legacy CRM and call center unit. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE AND NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

For The Three Months Ended March 31, 2008	Group 1	Group 2.	Group 3	Group 4
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	670	268	3,433	54	4,425
Earnings / (Loss) from Operations	(233)	(6)	(811)	(532)	(1,582)

For The Three Months Ended March 31, 2007	Group 1	Group 2.	Group 3	Group 4
	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	599	469	4,702	76	5,846
Earnings / (Loss) from Operations	27	1	1,245	(841)	432

(1)	Outsourcing Services:

The quarter-over-quarter increase of 12% in outsourcing services for the three months ended March 31, 2008 was primarily due to the sales of our larger telecom CRM units. Outsourcing services revenues made up of 16 % of the Company’s total revenues for the first quarter of FY2008 and was mainly derived from the software development, R&D, and project management services.

(2)	Telecom Value-added Services (VAS):

Revenues for the three months ended March 31, 2008 were $268,000, a quarter-over-quarter decrease of 43% as compared to $469,000 for the same quarter last year. The decrease was mainly due to disposal of major legacy companies.

(3)	Products (Telecom & Gaming):

Revenues for the three months ended March 31, 2008 were $3,433,000,a quarter-over-quarter decrease of 27% as compared to $4,702,000 for the first quarter of FY2007. Decrease in Products revenues, which accounted for 78% of the Company's total revenues for the first quarter of FY2008, is largely due to contraction of the Company’s mobile phone wholesaling businesses in Greater China.

As planned, the company continues to scale down its low-margin mobile phone wholesaling business and distribution business in Greater China. Revenues from sales of mobile phone for the three months ended March 31, 2008, amounted to $2,915,000, ,as compared to $2,968,000 for the same periods last year.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2008 were $3,500,000, representing a quarter-over-quarter decrease of 15% as compared to $4,106,000 for the same periods last year. Cost of revenues as a percentage of the corresponding revenues was approximately 79% for the first quarter of FY2008 as compared to 71% for the same period of the prior year.

(1)  Outsourcing services:

Cost of revenues from outsourcing services for the three months ended March 31, 2008 amounted to $512,000, a quarter-over-quarter increase of 27% as compared with $402,000 for the same quarter last year.  Increase in cost of revenues was largely due to headcount increase at service staff level.

(2)  Telecom Value-added Services (VAS):

Cost of revenues from VAS for the three months ended March 31, 2008 was $122,000, a quarter-over-quarter decrease of 67 % as compared with the same periods last year.

(3)  Products (Telecom & Gaming):

Cost of revenues derived from Products for the three months ended March 31, 2008 amounted to $2,833,000, a reduction of 16% as compared with the same periods last year. Approximately 70% of the cost of revenues related to Products for the first quarter of FY2008 was derived from the sales of mobile phones, and 9% was derived from the sales of electronic gaming machines.

GROSS PROFIT

Gross profit for the three months ended March 31, 2008 was $925,000, a quarter-over-quarter decrease of 47% as compared to $1,740,000 for the same periods of the prior year. The quarter-over-quarter decrease of 30% in Gross margin for the three months ended March 31, 2008 (2007Q1: 30%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) totaled $2,286,000 for the three months ended March 31, 2008, an increase of 98% as compared to $1,152,000 for the same periods of the prior year. SG&A as a percentage of revenues, however, recorded only a quarter-over-quarter increase from 20% to 52%. The increased SG&A was mainly due to the provisions for bad debts of $316,000. SG&A consist primarily of indirect staff salaries, office rental, insurance, advertising expenditure and traveling cost.

	Three months ended March 31		Percentage Change
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2008	2007
(in thousands, except percentages)	($)	($)	(%)
Remuneration and related expenses	881	812	9
Office (majority is rental and utilities)	224	169	32
Travel	117	84	38
Entertainment	57	26	115
Professional (legal and consultant)	365	284	29
Audit	81	13	501
Selling	276	111	149
Recovery of provisions for doubtful accounts from subsequent collections	316	(387)	(182)
Other	(31)	38	(181)
Total	2,286	1,152	98

INCOME (LOSS) FROM OPERATIONS

On a quarter-over-quarter basis, Loss from operations amounted to $1,582,000 for the three months ended March 31, 2008, as compared to Income from operations of $432,000 for the same periods of prior year. The incurred operating loss was mainly due to the increased SG&A expenses of $1,134,000 during the first quarter of FY 2008.

INCOME TAXES

There were no income tax provisions for the three months ended March 31, 2008 (2007Q1: $68,000). The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules.

MINORITY INTERESTS

Minority interests for the three months ended March 31, 2008 totaled $571,000 as compared to $388,000 for the same period of the prior year, representing minority ownership interests in subsidiaries  in the Company’s consolidated financial statement.

NET INCOME (LOSS)

On a quarter-over-quarter basis, Net Loss amounted to $1,150,000 for the three months ended March 31, 2008, as compared to $308,000 for the same quarter of the prior year. The incurred quarterly Net Loss was mainly due to the write-offs in the area of our telecom assets (legacy business). .

CASH

Net cash and cash equivalents at March 31, 2008 were approximately $2.23 million, a decrease of approximately $3.75 million as compared to December 31, 2007. This was primarily due to the cash flow-out in the purchase of Intellectual Property (IP) assets amount to $419,000, the purchase of Slot Machines amount to $353,000.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS

Cash resources required to satisfy short and long term Contractual obligations as of March 31, 2008 are tabulated below:

Payments Due by Period

Contractual Obligations (in thousands)	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$4	4
Bank Loans	1,847	85	391	1,371
Operating leases	287	196	91
Capital leases	N/A
Total cash contractual obligations	$2,138	285	482	1,371

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of March 31, 2008. Further, the Company had not engaged in any non-exchange trading activities during the first quarter of 2008.

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
.
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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2008.  Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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