Form 10-Q
period 2008-06-30
PACIFICNET INC
filed 2008-08-18
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 31, 2008, there were 14,035,331 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.

Form 10-Q for the Quarterly Period Ended June 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,808	$3,750
Accounts receivables, net	4,780	5,241
Inventories, net	882	693
Loan receivable from related parties	2,417	2,273
Loan receivable from third parties	764	815
Marketable equity securities - available for sale	1,319	547
Net assets held for disposition	-	2,692
Receivable in lieu of disposed subsidiary, net	2,525	-
Other current assets, net	695	408
Total Current Assets	15,190	16,419

Property and equipment, net	5,009	5,285
Intangible assets, net	255	343
Investments - cost basis	90	120
Investment - equity method	12	13
Goodwill	1,347	870
Receivable in lieu of disposed subsidiary	1,283	1,500
Other receivables	170	170
TOTAL ASSETS	$23,356	$ 24,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$16	$100
Bank loans-current portion	88	80
Accounts payable	145	414
Accrued expenses	2,732	3,500
Customer deposits	327	514

Convertible debenture	6,101	5,809
Liquidated damages liability	2,697	2,697
Shares to be issued	-	127
Total Current Liabilities	12,106	13,241

Bank loans - non current portion	1,762	1,743
Convertible debenture-non current portion	5,659	5,224
Total long-term liabilities	7,421	6,967
TOTAL LIABILITIES	19,527	20,208

Minority interest	914	1,720

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none		-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
June 30, 2008: 19,323,841 shares issued, 14,035,331 outstanding
December 31, 2007: 16,887,041 issued, 14,314,072 outstanding	1	1

Treasury stock, at cost(2008Q2: 5,288,510 shares; 2007: 2,572,969 shares)	(159)	(145)

Additional paid-in capital	71,061	79,125

Shares issued as deposit		(10,974)
Cumulative other comprehensive income	(239)	200
Accumulated deficit	(67,419)	(65,070)
Stock subscription receivable	(330)	(345)
Total Stockholders' Equity	2,915	2,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,356	$24,720

 The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of United States dollars, except par share and share amounts)

	Three Months Periods Ended June 30		Six Months Periods Ended June 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues
Services	$875	$998	$1,867	$2,142
Product sales	4,127	4,722	7,560	9,424
Total Net Revenues	5,002	5,720	9,427	11,566

Cost of revenues
Services	477	325	1,144	1,056
Product sales	3,607	3,828	6,440	7,203
Total Cost of Revenues	4,084	4,153	7,584	8,259
Gross Profit	918	1,567	1,843	3,307

Selling, general and administrative expenses	1,900	1,316	4,186	2,468
Depreciation and amortization	185	196	406	352
Total Operating Expenses	2,085	1,512	4,592	2,820

Income (Loss) From Operations:	(1,167)	55	(2,749)	487
Other income (Expenses):
Interest income/(Expenses), net	(375)	(177)	(596)	(308)
Share of earnings from investment on equity method	(43)	-	(92)
Other income, net	14	47	74	127
Total Other Income (Expenses)	(404)	(130)	(614)	(181)

Income (Loss) from continued operations before Income Taxes and Minority Interest	(1,571)	(75)	(3,363)	306

Provision for income taxes	-	68	-	-
Minority interests	328	(246)	899	(634)
Loss from Continued Operations	(1,243)	(252)	(2,464)	(329)

Income/ (Loss) from discontinued operations:

Gain (Loss) on disposal	(58)	-		(58)		(971)
Income/ (Loss) from discontinued operations	(14)	496		58		881
Total income/ (Loss) from discontinued operations	(72)	496		-		(90)

Net Income (Loss)	(1,314)	244		(2,464)		(419)

Other comprehensive income (Loss):
Foreign exchange gain (loss)	(66)	(126)		(166)		(97)
Unrealised loss of marketable securities	(111)	-		(273)		-
Net Comprehensive Income (Loss)	$(1,491)	$118		$(2,903)		$(516)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Loss per share-Continued Operations	$(0.08)	$(0.02)		$(0.16)		$(0.03)
Income (Loss) per share-Discontinued Operations	$(0.00)	$0.04	$		$
Basic – Income (Loss) per share	$(0.08)	$0.02		$(0.16)		$(0.03)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Loss per share-Continued Operations	$(0.08)	$(0.02)		$(0.16)		$(0.03)
Income (Loss) per share-Discontinued Operations	$(0.00)	$0.04	$		$
Diluted – Income (Loss) per share	$(0.08)	$0.02		$(0.16)		$(0.04)

Weighted average number of shares-Basic	16,238,056	11,703,376		15,461,507		11,742,942
Weighted average number of shares- Diluted	16,238,056	11,979,949		15,461,507		12,019,514

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States dollars)

	For the Six Month Periods Ended June 30
	2008	2007
	Unaudited	Unaudited
Cash Flows From Operating Activities
Net Loss	$(2,464)	$(419)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts -	788	(734)
Minority Interest	(899)	634
Depreciation and amortization	406	610
Share of earnings from investment on equity method	92	-
-Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	145	(2,474)
Inventories	(189)	(190)
Accounts payable and other accrued expenses	(33)	1,413
Net cash used in operating activities of continued operations	(2,154)	(1,160)
Net cash provided by in operating activities of discontinued operations	1	2,489
Net cash provided by (used in) operating activities	(2,153)	1,329

Cash Flows From Investing Activities:
Acquisition of property and equipment	8	(1,928)
Acquisition of subsidiaries and affiliated companies	(60)	88
Repurchase of treasury shares	(15)	-
Net cash used in investing activities of continued operations	(67)	(1,840)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used in investing activities	(67)	(1,840)

Cash Flows From Financing Activities:
Loans receivable from third parties	$(19)	$(699)
Loans receivable from related parties	$105	$(1,671)

Advances (repayments) under bank line of credit	(84)	18
Advances under bank loans	27	(17)
Sale of treasury shares	-	127
Net proceeds from issuance of convertible debenture	204	5,685
Net cash provided by financing activities of continued operations	233	3,443
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash provided by financing activities	233	3,443

Effect of exchange rate change on cash and cash equivalents	46	(97)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,942)	2,835
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,750	1,778
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,808	$4,613

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$596	$308
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property & Equipment acquired through bank loans	$-	$785
Investments in subsidiaries and affiliate through issuance of common stock	$2,308	$190
Investment in marketable securities by issuing shares	$1,245	$-
Issuance of shares as a part of acquisition agreement	$593	$-
Issuance of shares for accrued compensation	$1,087	$-

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. BASIS OF PRESENTATION

Description of Operations - PacificNet (PACT) is a leading provider of gaming and mobile game technology worldwide with a focus on emerging markets in Asia, Latin America and Europe. PACT's gaming products are localized to their specific markets creating an enhanced user experience for players and larger profits for operators. PACT's gaming clients include the leading hotels, casinos, and gaming operators in Macau, Europe and elsewhere around the world. PACT employs about 500 staff in its various subsidiaries with offices in the US, Philippines, Hong Kong, Macau, China.

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

Reclassification - Certain items in the accompanied consolidated financial statements have been reclassified for comparative purposes.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $67 million and $65 million as of June 30, 2008 and December 31, 2007, respectively. Negative cash flows used in the operations were $2.15 million for the six months ended June 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 15 & 20, 2007, the Company entered into various definitive agreements to divest and reduce its equity interests in certain unprofitable subsidiaries to below 20% equity interest, namely: Linkhead, Clickcom, PacTelso, PacSo and PacPower.

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

3. EARNINGS PER SHARE

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Par Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for the period ended June 30, 2008 exclude the potential dilutive effect of all the 1,007,138 warrants outstanding because their impact would be anti-dilutive based on current market prices. 465,909 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted EPS increases. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator: Net Earnings/ (Loss)	$(1,314)	$244	$(2,464)	$(419)
Denominator:
Weighted-average number of shares –Basic	16,238,056	11,703,376	15,461,507	11,742,942
Weighted-average number of shares – Diluted	16,238,056	11,979,949	15,461,507	12,019,514
Basic Earnings/ ( Loss) per share:	$(0.08)	$0.02	$(0.16)	$(0.04)
Diluted Earnings/ ( Loss) per share:	$(0.08)	$0.02	$(0.16)	$(0.03)

4. OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2008 (in thousands):

(USD ' 000s)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Prepayment to suppliers	$539	$346
Deposit	224	237
Loans to employees	278	273
Prepaid expenses	136	129
Loan to Golden Chapel	517	517
Other Receivables	568	525
Receivables WeiDa for disposal Linkhead	44	150
Loan to Beijing Webp	384	237
Loan to Mou Yi Liang	244	244
Loan to Bell-Pact Shanghai JV	-	102
Loan to Beijing UASIT	112	96
Provision for Doubtful Account	(2,351)	(2,448)
Total	$695	$408

5. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Total
Balance as of December 31, 2007 (Audited)	$-	$461	$409	$870
Goodwill acquired during the first quarter	-	-	477	477
Balance as of June 30, 2008 (Unaudited)	$	$461	$986	$1,347

On January 5, 2008 the Company has a supplementary agreement with Take 1 Technology to issue all the shares as per the conditions set in the S&P agreement dated January 5, 2007. Based upon the supplementary agreement, the Company was required to issue the shares without the conditions on January 5, 2008. As a result, the Company issued 120,000 shares to Take 1 on January 9, 2008 valued at $477,000. The Company also issued 29,459 shares as committed on January 5, 2007 and classified as “Shares to be issued” as at December 31, 2007. The Company recorded 120,000 additional shares at the fair market value at the date of issuance on January 9, 2008. This additional issuance of shares contributed to the increase in goodwill amounting to $477,000.

6. ACCRUED EXPENSES & OTHER PAYABLES

Accrued expenses and other payables comprises of the following as of June 30, 2008 and December 31, 2007.

(in thousands of US Dollars):	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Professional fee	$320	$480
Director fee	94	111
Salaries and benefit payable	328	1,042
Marketing expense	749	973
Income tax payable	697	7
Others	544	887
Total	$2,732	$3,500

7. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the six months period ended June 30, 2008, the Company had the following equity transactions: (i) 470,000 restricted PACT shares were issued as settlement of director fees and certain employee compensation fees and executive bonuses incurred in Q4, 2007, such shares were valued at $470,000; (ii) 10,000 PACT shares were repurchased from open market at $1.48 per share; (iii) 149,459 PACT shares were issued to Take 1 from escrow as consideration of 30% of Take 1’s equity interests; (iv) 825,000 PACT treasury shares were issued to Shenzhen GuHaiGuangChao’s shareholder under a share swap agreement dated March 28, 2008. In exchange for the issuance of the 825,000 PACT treasury shares issued to the shareholder of GHGC, we received 16,860,000 shares of International Financial Network Holdings Ltd (“IFN”, listed on the HK Stock Exchange as 8123.HK) which was issued to PacificNet Strategic Investment Holdings Limited, a wholly owned subsidiary of PacificNet. The Company recorded unrealized loss of $273,000 on the marketable securities as at June 30, 2008 as stipulated per SFAS 115; (v) 1,350,000 shares were issued to Mutual International Ltd for acquisition purpose. As the acquisition was not materialized, these shares are now held by PACT as treasury shares; (vi) As a result of the failure of the Octavian acquisition to be consummated and the termination of the acquisition agreement, Octavian returned the PACT shares issued to it before. These 2,330,000 shares are treated as treasury shares.

b) STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock prices as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the six months ended June 30, 2008, no new options were granted and no options were vested, thus the option-related compensation cost is zero. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R

The status of the Stock Option Plan as of June 30, 2008, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE

OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	806,000	4.26
Cancelled	(941,500)	2.00
Exercised	(202,000)	2.00
OUTSTANDING, DECEMBER 31, 2007	33,000	4.31
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING, JUNE 30, 2008	33,000	4.31

Following is a summary of the status of options outstanding at June 30, 2008:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2007-8-13	33,000	$0	5.12	$4.31	-	$4.31

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

No other options were granted, exercised, cancelled or vested during the quarter ended June 30, 2008.

c) WARRANTS

At June 30, 2008, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 1.84 years and the weighted average exercise price per share is $10.61 per share.

 Following is a summary of the warrant activity:

	Warrants	WEIGHTED AVERAGE	Aggregate
	outstanding	EXERCISE PRICE	Intrinsic Value
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$-
Granted
Forfeited
Exercised
OUTSTANDING, DECEMBER 31, 2007	1,007,138	$10.61	$-
Granted
Forfeited
Exercised
OUTSTANDING, JUNE 30 ,2008	1,007,138	10.61	$-

 Following is a summary of the status of warrants outstanding at June 30, 2008:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	0.54	$7.15	123,456	$7.15
2004-11-15	117,682	1.38	$3.89	117,682	$3.89
2004-12-9	350,000	1.44	$12.21	350,000	$12.21
2006-3-13	416,000	2.70	$12.20	416,000	$12.20

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

No warrants were granted, cancelled and exercised during the six months period ended June 30, 2008.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarterly ended June 30, 2008:

	Number of shares	Note
Escrow shares returned to treasury on	800,000
Repurchase in the open market	50,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	4,209,848	(1)
Incomplete Acquisition of ChinaGoHi (GHGC)	825,000
Cancellation of acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Settlement with GHGC & Share Exchange with IFN	(825,000)
Issuance 149,459 shares to Take 1	(149,459)
Balance, June 30, 2008	5,288,510
Shares outstanding at June 30, 2008	14,035,331
Shares issued at June 30, 2008	19,323,841

(1)  Includes shares related to Clickcom acquisition: 78,000 PACT shares; Guangzhou Wanrong acquisition: 138,348 PACT shares; iMobile acquisition: 153,500 PACT Shares; PacificNet Games: 160,000 PACT shares; Octavian acquisition: 2,330,000 PACT shares, and G-lot acquisition: 1,350,000 PACT shares.

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

The Company accrued 2% as liquidated damages and 30% as mandatory default amount from the date of ineffectiveness of registration statement as follows:

($,000)	June 30, 2008 (Unaudited)

Liquidated damages	2%	$450
Mandatory default	30%	2,247
Total		$2,697

Such amounts have been recorded as liquidated damages liability as of June 30, 2008.

Following is the summary of convertible debenture as of June 30, 2008:

($,000)	$8 million convertible debenture	$945,000 convertible debenture	Total (Unaudited)
Balance December 31, 2007	$4,864	$945	$5,809
Principal payment:
Cash payment			N/A
Accrued interest	292		292
Balance June 30, 2008	$5,156	$945	$6,101

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

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PactGame ranging between 26% and 32%. The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity. The Company’s accrued interest amounted to $374,000 for the six months ended June 30, 2008.

In connection with the issuance of the note, PactGame incurred financing cost of $369,000 which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note. The Company amortized issuance costs of $62,000 for the six months ended June 30, 2008 (FY2007: $94,000), and the unamortized financing cost related the $5 million convertible secured note was $213,000.

Following is the summary of convertible debenture:

($,000)	June 30, 2008
Balance December 31,2007	$5,224
Accrued interest	648
Unamortized financing cost	(213)
Balance June 30, 2008	$5,659

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

	Group 1.	Group 2.	Group 3.	Group 4.
For The Three Months Ended June 30, 2008	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	614	232	4,126	30	5,002
(% of Total Revenues)	12%	5%	82%	1%	100%
Earnings / (Loss) from Operations	(77)	1	(681)	(408)	(1,167)
(% of Total Earnings)	7%		58%	35%	100%
Total Assets	828	1,042	6,220	15,266	23,356
(% of Total Assets)	4%	4%	27%	65%	100%
Goodwill		461	886		1,347
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

	Group 1.	Group 2.	Group 3.	Group 4.
For The Three Months Ended June 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	466	432	3,216	1,606	5,720
(% of Total Revenues)	8%	8%	56%	28%	100%
Earnings / (Loss) from Operations	(52)	352	59	(304)	55
(% of Total Earnings)	(95)%	640%	107%	(553)%	100%
Total Assets	1,886	2,127	13,199	19,453	36,665
(% of Total Assets)	5%	6%	36%	53%	100%
Goodwill	15	461	1,833		2,309
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

	Group 1.	Group 2.	Group 3.	Group 4.
For The Six Months Ended June 30, 2008	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	1,283	501	7,559	84	9,427
(% of Total Revenues)	14%	5%	80%	1%	100%
Earnings / (Loss) from Operations	(311)	(8)	(1,491)	(939)	(2,749)
(% of Total Earnings)	11%		54%	34%	100%
Total Assets	828	1,042	6,220	15,266	23,356
(% of Total Assets)	4%	4%	27%	65%	100%
Goodwill	-	461	886	-	1,347
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

	Group 1.	Group 2.	Group 3.	Group 4.
For The Six Months Ended June 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars, except percentages)	($)	($)	($)	($)	($)
Revenues	1,065	901	7,918	1,682	11,566
(% of Total Revenues)	9%	8%	68%	15%	100%
Earnings / (Loss) from Operations	(26)	355	1,303	(1,145)	487
(% of Total Earnings)	(5)%	73%	268%	(235)%	100%
Total Assets	1,886	2,127	13,199	19,453	36,665
(% of Total Assets)	5%	6%	36%	53%	100%
Goodwill	15	461	1,833		2,309
Geographic Area	HK, PRC	PRC	Macau, HK, PRC	HK, PRC, USA

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

(4) Other Business -other administrative, financial and investment services and non-core businesses.

Product and service revenues classified by major geographic areas are as follows (in thousands of US Dollars):

For the three months ended June 30, 2008	Hong Kong, Macau	PRC	United States	Total
					Product revenues	495	3,632	4,127
Service revenues	17	858		875

For the three months ended June 30, 2007	Hong Kong, Macau	PRC	United States	Total
					Product revenues	3,337	1,384	4,721
Service revenues	70	928		998

For the six months ended June 30, 2008	Hong Kong, Macau	PRC	United States	Total
					Product revenues	1,103	6,457	7,560
Service revenues	38	1,829		1,867

For the six months ended June 30, 2007	Hong Kong, Macau	PRC	United States	Total
					Product revenues	6,489	2,935	9,424
Service revenues	141	2,001		2,142

10. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES

As of June 30, 2008, there was a total loan receivable of approximately $2,417,000 while the loan due to related party was zero.

As at the year ended December 31, 2007, there was a total loan receivable of approximately $2,273,000 due from related parties while the loan due to related party was zero.

As of June 30, 2008 the related party loans receivable included $653,000 due from PACT Power, $769,000 due from MOABC, $665,000 due from PACT Linkhead, $1,000 due from PACT Clickcom, $150,000 due from PACT Solution, and $179,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries are comprised of $115,000 due from a shareholder of Victor Choi and $64,000 due from a director of Soluteck.

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

The terms of these related parties loan receivables and payables are summarized below:

LOAN TO POWER

PactPower is an affiliated company, 15% owned by PacificNet, as of June 30, 2008. A convertible loan of $653,000 is outstanding from PactPower. The maturity date of loan was September 9, 2007. Within ninety (90) days overdue, an additional interest charge of 5% per annum will be levied as a penalty.

LOAN TO MOABC

MOABC is an affiliated company and is 15% owned by PacificNet as of June 30, 2008. A convertible loan of $769,000 is outstanding from MOABC as of June 30, 2008. The maturity date of loan is January 1, 2009.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of June 30, 2008. A convertible loan of $665,000 is outstanding from Linkhead. The maturity date of loan was January 1, 2008. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO CLICKCOM

Clickcom is an affiliated company, 15% owned by PacificNet as of June 30, 2008. A convertible loan of $1,000 is outstanding from Clickcom as at June 30, 2008.

LOAN TO PACIFICNET SOLUTION LIMITED (PactSo-HK)

PactSo-HK is an affiliated company, 15% owned by PacificNet, as of June 30, 2008. A convertible loan of $150,000 is outstanding from PactSo-HK. The maturity date of loan was January 6，2007. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO VICTOR CHOI SHAREHOLDER

As of June 30, 2008, there was a loan outstanding of $115,000 receivable from the shareholder of Victor Choi. This loan is secured by 30,000 PacificNet shares. The maturity date of loan was August 31, 2007. The loan is currently due on demand and non-interest bearing.

LOAN TO SOLUTECK’S DIRECTOR

As of June 30, 2008, there was a loan outstanding of $64,000 receivable from a director of Soluteck. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd.

LOAN PAYABLE TO RELATED PARTY

As of June 30, 2008, and December 31, 2007, there was no outstanding loan payable to related parties.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Operating lease expense charged to operations for 2008 Q2 amounted to $216,000 (2007 Q2: $341,000). Future minimum lease payments under non-cancelable operating leases are $194,000 for the period from July 2008 to June2009 and $64,000 for the period from July 2009 to June 2012.

BANK LOANS- Bank loans represent the following at June 30, 2008 (in thousands)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Unsecured	1,850	1,823
Less: current portion	88	80
Non current portion	$1,762	$1,743

Aggregate future maturities of borrowing for the next five years are as follows (In thousands of US Dollars):

(US$000s)	July 2008 to June 2009	July 2009 to June 2010	July 2010 to June 2011	July 2011 to June 2012	July 2012 to June 2013	Thereafter	TOTAL
Beijing PACT office mortgage (1)	61	65	69	72	77	763	1106
Shenzhen PACT office mortgage (2)	26	28	30	32	34	594	744
TOTAL	88	93	98	104	110	1,357	1,850

(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.

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

As at December 31, 2007 the 2,330,000 shares were issued and recorded as deposit total amounted to approx. $10,974,000. These shares were received from Octavian as at June 30, 2008 and included under treasury stock.

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

PacificNet and Heyspace entered into a Supplement Agreement for 3G’s deal on 20th March, 2008. According to this supplement agreement, PacificNet will apply $500,000 received as of December 31, 2007 against the 5% ownership interest and the remaining $500,000 will be served as a collateral along with the transfer of the share certificates of 46% shares to PacificNet from Heyspace. If Heyspace fails to pay the remaining USD$5,000,000 on or before 31 March, 2009, PacificNet has right to reclaim for the unpaid 46% shares of Pacific 3G Information & Technology Co., Limited, and demand for an annual interest rate of 12%. As at June 30, 2008, the company has made $3.5 million provision against the receivable from Heyspace.

Sale of Interest in PacificNet Epro Holdings Limited ("Epro")

On April 18, 2008, PacificNet consummated the sale of the Company's subsidiary, PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC ("Epro"), which is primarily engaged in the business of providing call center telecom and customer relationship management services as well as other business outsourcing services in China. Pursuant to the terms of the Sales and Purchase Agreement (the "Agreement") entered into between the Company and Epro Group International Limited (the "Epro Group International"), PacificNet sold its entire share ownership of 7,766,993 shares in Epro for HK$21 million. Upon execution of the Agreement, the Company received a payment of HK$3 million. PacificNet shall receive the remaining purchase price in installments over the next twenty-four months. Pursuant to the terms of the Agreement, within sixty days of the closing, Epro shall repay PacificNet HK$2 million for an interest bearing loan granted from PacificNet to Epro. The loan has now been fully repaid by Epro in 2 installments, HK$1 million was paid on May 21, 2008 and the balance of HK$1 million was paid on July 7, 2008.

Information relating to the operations of the subsidiaries up to the six month periods of June 30, 2008 is as follows (in thousands of US Dollars):

(In US$ thousands)	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Income (loss) from discontinued operations	$58	491
Gain (loss) on disposal	$(58)	-
Net assets held for disposition	$-	2,692

Receivable in lieu of disposed subsidiary comprised of the following:

(in 000’ $)	June 30, 2008	December 31, 2007
Receivable from Epro	$2,308	$-
Receivable from G3G	5,000	5,000
Provision for bad debt	(3,500)	(3,500)
Receivable, net	$3,808	$1,500
Current portion	$(2,525)	$-
Long term portion	$1,283	$1,500

13. INVESTMENTS IN AFFILIATED COMPANIES

Investments

Investments that are recorded at cost are evaluated for any impairment that are not temporary in nature and adjusted for the impairment.

Investments in affiliated companies are consisted of the following as of June 30, 2008:

Under Cost Method:

(USD’000)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)	DESCRIPTION
Glad Smart	-	$30	15% ownership interest
Linkhead	65	65	15% ownership interest
Clickcom	25	25	15% ownership interest
Total	$90	$120

Under Equity Method:

Investments accounted for under the equity method are carried at cost and adjusted for the Company’s proportionate share of undistributed earnings and losses.

(USD ' 000s)	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)	DESCRIPTION
Bell-Pact Shanghai JV	$12	$13	40% ownership interest

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

PaificNet’s Major Operating Subsidiaries

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and six months ended June 30, 2008 amounted to $5,002,000 and $9,427,000 respectively, a year-over-year decline of 2% and 18% as compared to $5,720,000 and $11,566,000 for the same periods of the prior year. The year-over-year decrease in revenues was mainly due to the disposal of major legacy CRM and call center unit. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007

	Group 1	Group 2.	Group 3	Group 4
For The Three Months Ended June 30, 2008	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	614	232	4,126	30	5,002
Earnings / (Loss) from Operations	(77)	(1)	(681)	(408)	(1,167)

	Group 1	Group 2.	Group 3	Group 4
For The Three Months Ended June 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	465	432	3,217	1,606	5,720
Earnings / (Loss) from Operations	(51)	353	59	(306)	55

	Group 1	Group 2.	Group 3	Group 4
For The Six Months Ended June 30, 2008	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	1,283	501	7,559	84	9,427
Earnings / (Loss) from Operations	(311)	(8)	(1,491)	(939)	(2,749)

	Group 1	Group 2.	Group 3	Group 4
For The Six Months Ended June 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	1,064	901	7,919	1,682	11,566
Earnings / (Loss) from Operations	(24)	354	1,304	(1,147)	487

(1)	Outsourcing Services:

Revenues from outsourcing services for the three and six months ended June 30, 2008 amounted to $614,000 and $1,238,000 respectively as compared to $465,000 and $1,064,000 for the same periods of last year. Outsourcing services revenues for the second quarter this year made up of 12 % of the Company’s total revenues and was mainly derived from the software development, R&D, and project management services.

(2)	Telecom Value-added Services (VAS):

Revenues for the three months and six months ended June 30, 2008 were $232,000 and $500,000 respectively, a year-over-year decrease of 46% and 45% as compared to $432,000 and $901,000 for the same periods last year. The decrease was mainly due to disposal of major legacy companies.

(3)	Products (Telecom & Gaming):

Revenues for the three and six months ended June 30, 2008 were $4,126,000 and $7,559,000 respectively, as compared to $3,217,000 and $7,919,000 for the same periods of the prior year. Quarterly products revenues accounted for 83% of the Company's total revenues for the second quarter of FY2008.

Revenues from mobile phone wholesaling business and distribution business for the three months ended June 30, 2008, amounted to $3,836,000, ,as compared to $2,408,000 for the same quarter last year.

COST OF REVENUES

Cost of revenues for the three and six months ended June 30, 2008 were $4,084,000 and $7,584,000 respectively, representing a year-over-year decrease of 2% and 8% as compared to $4,153,000 and $8,259,000 for the same periods last year. Cost of revenues as a percentage of the corresponding revenues was approximately 80% and 82% for the three and six months ended June 30, 2008 respectively as compared to 73% and 71% for the same periods of the prior year.

(1)  Outsourcing services:

Cost of revenues from outsourcing services for the three and six months ended June 30, 2008 were $444,000 and $956,000 respectively, a year-over-year increase of 17% and 22% as compared to $372,000 and $775,000 for the same periods last year. Increase in cost of revenues was largely due to headcount increase at service staff level.

(2)  Telecom Value-added Services (VAS):

Cost of revenues from VAS for the three months and six months ended June 30, 2008 were $33,000 and $154,000 respectively, a year-over-year decrease of 44 % and 42% as compared to the same periods last year.

(3)Products (Telecom & Gaming):

Cost of revenues derived from Products for the three and six months ended June 30, 2008 were $3,607,000 and $6,440,000 respectively, a year-over-year increase of 14% and (2)% as compared to the same periods last year. Approximately 88% of the cost of revenues related to Products for the second quarter of FY2008 was derived from the sales of mobile phones, and 8% was derived from the sales of electronic gaming machines.

GROSS PROFIT

Gross profit for the three and six months ended June 30, 2008 was $918,000 and $1,843,000, a year-over-year decrease of 42 % and 44% as compared to $1,567,000 and $3,307,000 for the same periods of the prior year. Gross margin for the three and six months ended June 30, 2008 was 18% and 20% respectively as compared to 27% and 29% for the same periods last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) totaled $1,900,000 and $4,186,000 for the three and six months ended June 30, 2008 respectively, a year-over-year increase of 44% and 70% as compared to $1,316,000 and $2,468,000 for the same periods of the prior year. SG&A as a percentage of quarterly revenues, however, recorded a quarter-over-quarter increase from 23% to 38%. The year-over-year increased SG&A for the six months ended June 30, 2008 was mainly due to the increased provisions for bad debts of $1,323,000 against receivables. SG&A consist primarily of indirect staff salaries, office rental, insurance, advertising expenditure and traveling cost.

	Three months ended June 30		Percentage Change
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2008	2007
(in thousands, except percentages)	($)	($)	(%)
Remuneration and related expenses	688	955	(28)
Office (majority is rental and utilities)	177	223	(21)
Travel	117	117
Entertainment	37	43	(16)
Professional (legal and consultant)	161	66	144
Audit	95	99	(4)
Selling	299	74	302
Recovery of provisions for doubtful accounts from subsequent collections	274	(346)	(179)
Other	52	84	(38)
Total	1,900	1,316	44

	Six months ended June 30		Percentage Change
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2008	2007
(in thousands, except percentages)	($)	($)	(%)
Remuneration and related expenses	1,569	1,767	(11)
Office (majority is rental and utilities)	401	393	2
Travel	233	202	16
Entertainment	93	70	34
Professional (legal and consultant)	527	350	50
Audit	176	112	57
Selling	575	185	210
Recovery of provisions for doubtful accounts from subsequent collections	590	(734)	(180)
Other	22	123	(82)
Total	4,186	2,468	70

INCOME (LOSS) FROM OPERATIONS

On a year-over-year basis, Loss from operations amounted to $1,167,000 and $2,749,000 for the three and six months ended June 30, 2008, as compared to Income from operations of $55,000 and $487,000 for the same periods of prior year. Operating loss for the six months was mainly due to the year-over-year increased SG&A expenses amounted to 1,718,000 as the Company created approximately $1.3 million provisions for bad debts against receivables.

INCOME TAXES

There were no income tax provisions for the three months ended June 30, 2008 (2007Q2: $68,000). The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules.

MINORITY INTERESTS

Minority interests for the three and six months ended June 30, 2008 totaled $328,000 and $899,000 respectively as compared to $246,000 and $634,000 for the same period of the prior year, representing minority ownership interests in subsidiaries in the Company’s consolidated financial statement.

NET INCOME (LOSS)

On a year-over-year basis, Net Loss amounted to $1,314,000 and $2,464,000 respectively for the three and six months ended June 30, 2008, as compared to $(244,000) and $419,000 for the same periods of the prior year. The year-over-year increased Net Loss was mainly due to the write-offs in the area of our telecom assets (legacy business) and the provisions for bad debts.

CASH

Net cash and cash equivalents at June 30, 2008 were approximately $1.81 million as compared to $3.75 million at December 31, 2007. This was primarily due to the cash flow-out in the purchase of Intellectual Property (IP) assets amount to $419,000 and the purchase of Slot Machines amount to $353,000.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS

Cash resources required to satisfy short and long term Contractual obligations as of June 30, 2008 are tabulated below:

Payments Due by Period

Contractual Obligations (in thousands)	Total		Less than 1 year	1-5 years	After 5 years
Line of credit	$	N/A
Bank Loans		1,850	88	1,762
Operating leases		258	194	64
Capital leases		N/A
Total cash contractual obligations		$2,108	282	1,826

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of June 30, 2008. Further, the Company had not engaged in any non-exchange trading activities during the second quarter of 2008.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008.  Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

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

PACIFICNET INC.

Date: August 18, 2008	By:	/s/ Tony Tong
Tony Tong Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2008	By:	/s/ Phillip Wong
Phillip Wong Chief Financial Officer (Principal Financial Officer)