Form 10-Q
period 2008-09-30
PACIFICNET INC
filed 2008-11-21
CIK 815017

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, there were 14,123,652 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PACIFICNET INC.

Form 10-Q for the Quarterly Period Ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars, except par values and share numbers)

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,081	$1,911
Accounts receivables, net	2,949	3,990
Inventories, net	596	451
Loan receivable from related parties	2,326	2,273
Loan receivable from third parties	561	815
Marketable equity securities - available for sale	547	541
Current assets held for disposition	1,149	4,165
Receivable in lieu of disposed subsidiary, net	3,294	-
Other current assets, net	851	520
Total Current Assets	13,354	14,666

Property and equipment, net	4,038	4,375
Intangible assets, net	108	108
Investments - cost basis	294	120
Investment - equity method	3	13
Goodwill	1,079	602
Non-current assets held for disposition	707	1,678
Other receivables	-	1,499
TOTAL ASSETS	$19,583	$23,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank line of Credit	$5	$100
Bank loans-current portion	90	80
Accounts payable	72	72
Accrued expenses	3,237	3,402
Customer deposits	258	514
Convertible debenture	5,515	5,809
Liquidated damages liability	2,697	2,697
Shares to be issued	-	127
Liabilities related to entity held for disposition	3,038	4,251
Total Current Liabilities	14,911	17,051

Bank loans - non current portion	1,750	1,743
Convertible debenture-non current portion	-	-
Total long-term liabilities	1,750	1,743
TOTAL LIABILITIES	16,661	18,794

Minority interest	922	1,474
Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.0001, Authorized 5,000,000 shares
Issued and outstanding - none	-	-
Common stock, par value $0.0001, Authorized 125,000,000 shares
Issued and outstanding:
September 30, 2008: 30,605,414 shares issued, 15,953,652 outstanding
December 31, 2007: 16,887,041 issued, 14,314,072 outstanding	1	1
Treasury stock, at cost(2008Q3: 14,651,762 shares; 2007: 2,572,969 shares)	(159)	(145)
Additional paid-in capital	72,460	79,125
Shares issued as deposit	-	(10,974)
Cumulative other comprehensive income (loss)	(1,022)	200
Accumulated deficit	(68,951)	(65,070)
Stock subscription receivable	(330)	(345)
Total Stockholders' Equity	1,999	2,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,583	$23,061

 The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands of United States dollars, except par share and share amounts)

	Three Months Periods Ended September 30,		Nine Months Periods Ended September 30,
	2008	2007	2008	2007
Net Revenues
Services	$4,648	$926	$2,867	$3,068
Product sales	1,000	4,328	12,200	12,246
Total Net Revenues	5,648	5,254	15,067	15,314

Cost of revenues
Services	1,062	509	2,206	1,565
Product sales	3,866	3,565	10,302	10,073
Total Cost of Revenues	4,928	4,075	12,508	11,638

Gross Profit	720	1,179	2,559	3,676

Selling, general and administrative expenses	2,336	1,242	5,576	3,371
Depreciation and amortization	106	120	309	321
Total Operating Expenses	2,442	1,362	5,884	3,692

Loss From Operations	(1,722)	(183)	(3,325)	(16)

Other income (Expenses):
Interest income/(Expenses), net	(130)	（109）	(352)	(313)
Share of earnings from investment on equity method	(9)	(23)	(101)	(23)
Other income, net	47	303	121	430
Total Other Income (Expenses)	(92)	171	(332)	94

Income (Loss) from continued operations before Income Taxes and Minority Interest	(1,813)	(11)	(3,657)	79

Provision for income taxes	3	-	3	-
Minority interests	171	3	326	(524)
Loss from Continued Operations	(1,639)	(8)	(3,328)	(445)

Gain (Loss) on disposal	(25)	46	(83)	(925)
Income/ (Loss) from discontinued operations	(275)	(259)	(992)	730
Total income/ (Loss) from discontinued operations	(300)	(213)	(1,076)	(195)

Net Loss	(1,939)	(220)	(4,404)	(639)

Other comprehensive income (Loss):
Foreign currency translation gain (loss)	(199)	(76)	(365)	(21)
Unrealized loss on marketable securities	(584)	-	(857)
Net Comprehensive Income (Loss)	$(2,722)	$(144)	$(5,625)	$(660)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Loss per share-Continued Operations	$(0.11)	$(0.00)	$(0.22)	$(0.03)
Loss per share-Discontinued Operations	$(0.02)	$(0.02)	$(0.07)	$(0.02)
Basic – Income (Loss) per share	$(0.13)	$(0.02)	$(0.29)	$(0.05)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Loss per share-Continued Operations	$(0.13)	$(0.00)	$(0.22)	$(0.03)
Loss per share-Discontinued Operations	$(0.02)	$(0.02)	$(0.07)	$(0.02)
Diluted – Income (Loss) per share	$(0.13)	$(0.02)	$(0.29)	$(0.05)

Weighted average number of shares-Basic	14,763,009	11,931,094	15,226,975	11,805,686
Weighted average number of shares- Diluted	14,763,009	12,027,315	15,226,975	11,858,870

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of United States dollars)

	For the Nine Month Periods Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(4,404)	$(639)
Adjustment to reconcile net earnings/(loss) to net cash provided by (used in) operating activities:
Provision for allowance for doubtful accounts	456	1,083
Minority Interest	(326)	524
Amortization of debt discount	357	-
Depreciation and amortization	309	321
Share of earnings from investment on equity method	101	23
Loss/(gain) from discontinued operations	1,075	195
Stock-based compensation	670	-
Change in fair value of derivatives	-	(143)
Changes in current assets and liabilities net of effects from purchase of subsidiaries:
Accounts receivable and other current assets	(1,716)	(618)
Inventories	(145)	(365)
Accounts payable and other accrued expenses	903	964
Net cash provided by (used in) operating activities of continued operations	(2,720)	1,345
Net cash provided by operating activities of discontinued operations	-	2,488
Net cash provided by (used in) operating activities	(2,720)	3,833

Cash Flows From Investing Activities:
Increase in purchase of marketable securities	-	(474)
Acquisition of property and equipment	8	(828)
Acquisition of subsidiaries and affiliated companies	(60)	-
Repurchase of treasury shares	(15)	127
Net cash provided by (used in) investing activities of continued operations	(67)	(1,175)
Net cash provided by investing activities of discontinued operations	$1,897	$122
Net cash provided b y( used in) investing activities	$1,830	$(1,053)

Cash Flows From Financing Activities:
Loans receivable from third parties	109	(1,361)
Loans receivable from related parties	166	(521)
Loans payable to related party	-	212
Advances (repayments) under bank line of credit	(95)	20
Proceeds from exercise of stock options and subscription	-	96
Advances under bank loans	17	766
Net proceeds from issuance of convertible debenture	(150)	(1,790)
Net cash provided by(used in) financing activities of continued operations	47	(2,578)
Net cash provided by(used in) financing activities of discontinued operations	-	-
Net cash provided by(used in) financing activities	47	(2,578)

Effect of exchange rate change on cash and cash equivalents	13	20

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(830)	$222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,911	1,778
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,081	$2,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(6)	$-
Income taxes paid	$(3)	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investments in subsidiaries and affiliate through issuance of common stock	$229	$-
Issuance of common stock for payment of convertible debenture	501	-
Options exercised for shares receivable	-	484
Investment in marketable securities by issuing shares	1,245	-
Issuance of shares as a part of acquisition agreement	593	-
Issuance of shares for accrued compensation	1,087	-
Redemption of convertible debenture	$-	$1,091

The accompanying notes form an integral part of these un-audited consolidated financial statements.

PACIFICNET INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in United States dollars unless otherwise stated)

1. BASIS OF PRESENTATION

Description of Operations - PacificNet Inc. (“PacificNet” or the “Company”) is a leading provider of e-commerce, gaming and mobile game technology worldwide with a focus on emerging markets in Asia, Latin America and Europe. PacificNet's gaming products are localized to their specific markets creating an enhanced user experience for players and larger profits for operators.

Consolidated Interim Financial Statements - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, but do not include all disclosures required by GAAP. You should read these interim consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The unaudited consolidated financial statements include the accounts of PacificNet Inc. and its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all material adjustments considered necessary for a fair presentation of the Company’s interim results have been reflected. PacificNet’s 2007 Annual Report on Form 10-K includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this report. The results for interim periods are not necessarily indicative of annual results.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $69 million and $65 million as of September 30, 2008 and December 31, 2007, respectively. Negative cash flows used in the operations were $2.72 million for the nine months ended September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included, but not limited to: 1) accelerate disposal and spin-off of unprofitable or unfavorable return-on-investment operations; 2) focus on execution of the new high potential gaming business initiatives; 3) acquisition of profitable and/or strategic operations through issuance of equity instruments; 4) formation of strategic relationship with key gaming operators in Asia; and 5) issuance and/or restructure of new long-term convertible debentures.

On April 18, 2008, the Company entered into a Sale and Purchase agreement to dispose of its equity interest in PacificNet Epro Holdings Limited for a consideration of HK$21 million (See Note 12).

On August 18, 2008, the Company entered into a purchase agreement to acquire 19% equity interest of a Chinese lottery company called Universal KingLott (Beijing) Tech Co., Ltd. (See Note 14)

On September 1, 2008, the Company entered into a purchase agreement to acquire 18% equity interest of Guangdong Poly Blue Express Communications Co., Ltd. (See Note 14)

On September 4 through 23, 2008, the Company entered into various definitive agreements to dispose and reduce its equity interests in certain money losing non-gaming operations from 15% to 0%, namely: MOABC, Clickcom, Pacificnet Solutions Limited (PacSo), Pacificnet Power Limited (PactPower). The company also entered into a definitive agreement with Pacificnet Ad Limited (PacAd) to dispose and reduce its equity interests from 19% to 0%.

On March 27, 2008, three holders of PacificNet's Convertible Subordinated Debentures filed an involuntary petition for Chapter 11 relief in federal bankruptcy court on Saturday, March 22, 2008 in Wilmington, Delaware. The Company retained counsel to oppose the filing because the petition fails to meet the standard for invoking an involuntary bankruptcy and fails to take into consideration other agreements between the Company and the petitioning creditors. Subsequently, PacificNet also received default notice from all but one of the debenture holders including Iroquois Master Fund Ltd., Alpha Capital AG, Whalehaven Capital Fund Limited, DKR Soundshore Oasis Holding Fund Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. from the same Convertible Subordinated Debentures related to the private offering of $8,000,000 principal amount variable debentures consummated on March 13, 2006, and due March 2009.

The amount of the debt in question was as follows: Iroquois Master Fund Ltd. $2.5 million, Whalehaven Capital Fund Limited $958,000, Alpha Capital AG $685,000 DKR Soundshore Oasis Holding Fund Ltd $960,000, and Basso Fund Ltd., Basso Multi- Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd., a combined amount of $500,000.

As of August 29, 2008, PacificNet entered into a Settlement Agreement with certain bondholders who had filed an involuntary petition seeking Chapter 11 relief in Delaware federal bankruptcy court. Pursuant to the terms of the Settlement Agreement, the Company has amended and restated the terms of certain convertible debentures in the aggregate principal amount of approximately $6.2 million (the "Debentures").  Upon entering into the Settlement Agreement, the Company paid $150,000 of the obligations under the Debentures in cash and issued 668,321 shares of common stock to the bondholders upon conversion of a portion of the Debentures. The remaining outstanding Debentures in the aggregate principal amount of approximately $5.5 million are convertible at a conversion price of $2.00 per share, subject to the terms and conditions of the Debentures.

The settlement of debt hasn’t changed the amount of debt (principal and accrued interests.) but the payment schedule. The settlement price is $0.75, no gain or loss on settlement of Debt. For the original 8M debentures, we should pay $5,162,415 (principal outstanding and accrued interest) as of August 29, 2008 (settlement date), we had paid $150,000 in cash and $501,000 in shares during the third quarter, the remaining $4,511,415 should be paid in 10 installments beginning October 15, 2008. In addition we owe   $945,000 in new debentures and $58,000 accrued interests on the new debentures. As at September 30, 2008 we owe 5.5 million in old and new debentures including interest.

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

3. EARNINGS PER SHARE

Basic and diluted earnings or loss per share (EPS) amounts in the financial statements are computed in accordance with SFAS No. 128, "Earnings Par Share." Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period Diluted EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding and other dilutive securities. Dilutive earnings per share for the period ended September 30, 2008 exclude the potential dilutive effect of all the 1,007,138 warrants outstanding because their impact would be anti-dilutive based on current market prices. 2,255,587 convertible debentures are tested by using if-converted method. The result shows when convertible debentures are included in the computation, diluted LOSS PER SHARE increases, therefore excluded from calculation as the effect is anti-dilutive. According to SFAS No.128, those convertible debentures are ignored in the computation of diluted EPS. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT WEIGHTED SHARES AND PER SHARE AMOUNTS):

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator: Net Earnings/ (Loss)	$(1,939)	$(220)	$(4,404)	$(639)
Denominator:
Weighted-average number of shares –Basic	14,763,009	11,931,094	15,226,975	11,805,686
Weighted-average number of shares – Diluted	14,763,009	12,027,315	15,226,975	11,858,870
Basic Earnings/ ( Loss) per share:	$(0.13)	$(0.02)	$(0.29)	$(0.05)
Diluted Earnings/ ( Loss) per share:	$(0.13)	$(0.02)	$(0.29)	$(0.05)

4. OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2008 (in thousands):

(USD ' 000s)	September 30, 2008 (Unaudited)	December 31, 2007
Prepayment to suppliers	$377	$175
Deposit	238	534
Loans to employees	188	273
Prepaid expenses	106	122
Loan to Golden Chapel	517	517
Other Receivables	916	518
Receivables WeiDa for disposal Linkhead	44	150
Loan to Beijing Webp	406	237
Loan to Mou Yi Liang	244	244
Loan to Bell-Pact Shanghai JV	-	102
Loan to Beijing UASIT	134	96
Provision for Doubtful Account	(2,320)	(2,448)
Total	$850	$520

5. GOODWILL AND BUSINESS ACQUISITIONS

The changes in the carrying amount of goodwill for the following reporting periods are summarized below:

	Group 1.	Group 2.	Group 3.
(US$000s)	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Total
Balance as of December 31, 2007	$-	$193	$409	$602
Goodwill acquired during the first quarter	-	-	477	477
Balance as of September 30, 2008 (Unaudited)	$	$193	$986	$1,079

On January 5, 2008 the Company has a supplementary agreement with Take 1 Technology to issue all the shares as per the conditions set forth in the S&P agreement dated January 5, 2007. Based upon the supplementary agreement, the Company was required to issue the shares without the conditions on January 5, 2008. As a result, the Company issued 120,000 shares to Take 1 on January 9, 2008 valued at $477,000. The Company also issued 29,459 shares as committed on January 5, 2007 and classified as “Shares to be issued” as at December 31, 2007. The Company recorded 120,000 additional shares at the fair market value at the date of issuance on January 9, 2008. This additional issuance of shares contributed to the increase in goodwill amounting to $477,000.

6. ACCRUED EXPENSES

Accrued expenses comprises of the following as of September 30, 2008 and December 31, 2007.

(in thousands of US Dollars):	September 30, 2008 (Unaudited)	December 31, 2007
Professional fee	$621	$480
Director fee	103	111
Salaries and benefit payable	121	1,042
Marketing expense	477	973
Income tax payable	6	3
Others	1,909	793
Total	$3,237	$3,402

7. STOCKHOLDERS' EQUITY

a) COMMON STOCK

For the Nine months period ended September 30, 2008, the Company had the following equity transactions:

(i) 2,036,800 restricted PacificNet shares were issued as settlement of director fees and certain employee compensation fees and executive bonuses, such shares were valued at $1,751,800;
(ii) 10,000 PacificNet shares were repurchased from open market at $1.48 per share;
(iii) 149,459 PacificNet shares were issued to Take 1 from escrow as consideration of 30% of Take 1’s equity interests;
(iv) 825,000 PacificNet treasury shares were issued to Shenzhen GuHaiGuangChao’s shareholder under a share swap agreement dated March 28, 2008. In exchange for the issuance of the 825,000 PACT treasury shares issued to the shareholder of GHGC, we received 16,860,000 shares of First China Financial Holdings Ltd. (“FirstChina” formerly “IFN”, listed on the HK Stock Exchange as 8123.HK) which was issued to PacificNet Strategic Investment Holdings Limited, a wholly owned subsidiary of PacificNet. The Company recorded unrealized loss of $857,000 on the marketable securities as at September 30, 2008 as stipulated per SFAS 115;
(v) 1,350,000 shares were issued to Mutual International Ltd for acquisition purpose. As the acquisition was not materialized, these shares are now held by PacificNet as treasury shares;
(vi) As a result of the failure of the Octavian acquisition to be consummated and the termination of the acquisition agreement, Octavian returned the PacificNet shares issued to it before. These 2,330,000 shares are treated as treasury shares;
(vii) As a result of the settlement with certain bondholders who had filed an involuntary petition seeking Chapter 11 relief in Delaware federal bankruptcy court earlier this year, PacificNet issued 668,321 shares of common stock to the bondholders upon conversion of a portion of the Debentures; besides, in connection with the execution of the Settlement Agreement, PacificNet and the Debenture Holders simultaneously entered into an Escrow Agreement, Pursuant to the terms of the Conversion Shares Escrow Agreement, PacificNet delivered stock certificates representing a total of 9,363,252 shares of common stock of PacificNet to Continental Stock Transfer & Trust Company representing the number of shares of common stock of PacificNet issuable upon full conversion of the debentures, based upon a conversion price equal to the Escrow Conversion Price;
(viii) 60,000 shares were issued to Gu Hao for acquisition purpose;
(ix) 240,000 shares were issued to WONG TSZ YU for acquisition purpose.

b) STOCK OPTION PLAN

Prior to January 1, 2006, PacificNet accounted for awards granted under stock-based compensation plans following the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense was recognized for awards granted at an exercise price less than fair market value of the underlying common stock on the date of grant. Effective January 1, 2006, PacificNet adopted the fair value recognition provisions of SFAS 123(R). See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock prices as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The valuation provisions of SFAS 123(R) apply to new grants and unvested grants that were outstanding as of the effective date. For the Nine months ended September 30, 2008, no new options were granted and 1,650 options were vested, thus the option-related compensation cost is $4,545.. PacificNet elected the modified prospective method and therefore has not restated results for prior periods due to 123R.

The status of the Stock Option Plan as of September 30, 2008, is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 2006	370,500	$2.00
Granted	806,000	4.26
Cancelled	(941,500)	2.00
Exercised	(202,000)	2.00
OUTSTANDING, DECEMBER 31, 2007	33,000	4.31
Granted	-	-
Cancelled	-	-
Exercised	-	-
OUTSTANDING, SEPTEMBER 30, 2008	33,000	4.31

Following is a summary of the status of options outstanding at September 30, 2008:

Grant Date	Total Options Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Option Exercisable	Weighted Average Exercise Price
2007-8-13	33,000	$0	4.87	$4.31	-	$4.31

PacificNet previously granted 788,000 options on August 11, 2007; however, as most of the optionees did not sign or execute the option agreements before December 31, 2007, most of the options have been forfeited except for 33,000 options. These options vesting commenced from August 8, 2008 with a 5% per quarter vesting schedule, and the corresponding compensation costs will be recorded within the vesting period. The weighted-average fair value of such options was $2.75.The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.51%
Expected life of the options	5.86 years
Expected volatility	67.44%
Expected dividend yield	0%

No other options were granted, exercised, cancelled for the nine months ended September 30, 2008.

1,650 options were vested during the quarter ended September 30, 2008. The option related compensation cost is $4,545.

c) WARRANTS

At September 30, 2008, the Company had outstanding and exercisable warrants to purchase an aggregate of 1,007,138 shares of common stock. The weighted average remaining life is 1.59 years and the weighted average exercise price per share is $10.61 per share.

 Following is a summary of the warrant activity:

	Warrants outstanding	WEIGHTED AVERAGE EXERCISE PRICE	Aggregate Intrinsic Value
OUTSTANDING, DECEMBER 31, 2006	1,007,138	$10.61	$-
Granted
Forfeited
Exercised
OUTSTANDING, DECEMBER 31, 2007	1,007,138	$10.61	$-
Granted
Forfeited
Exercised
OUTSTANDING, SEPTEMBER 30 ,2008	1,007,138	$10.61	$-

 Following is a summary of the status of warrants outstanding at September 30, 2008:

Grant Date	Total warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
2004-1-15	123,456	0.29	$7.15	123,456	$7.15
2004-11-15	117,682	1.13	$3.89	117,682	$3.89
2004-12-9	350,000	1.19	$12.21	350,000	$12.21
2006-3-13	416,000	2.45	$12.20	416,000	$12.20

No warrants were granted, cancelled and exercised during the nine months period ended September 30, 2008.

d) TREASURY STOCK

The following is a summary of the movement of the Company's shares held as treasury stock for the quarter ended September 30, 2008:

	Number of shares	Note
Escrow shares returned to treasury on	800,000
Repurchase in the open market	50,888
Repurchase of shares from Take1	149,459
Cancellation of former employee shares	45,000
Holdback shares as contingent consideration due to performance targets not yet met	4,209,848	(1)
Incomplete Acquisition of ChinaGoHi (GHGC)	825,000
Cancellation of acquisition of Allink	200,000
Repurchase of shares from Yueshen	24,200
Shares sold to the open market	(41,426)
Settlement with GHGC & Share Exchange with FirstChina	(825,000)
Issuance 149,459 shares to Take 1	(149,459)
Settlement with Convertible debentures holders	9,363,252
Balance, September 30, 2008	14,651,762
Shares outstanding at September 30, 2008	15,953,652
Shares issued at September 30, 2008	30,605,414

(1)  Includes shares related to Clickcom acquisition: 78,000 PacificNet shares; Guangzhou Wanrong acquisition: 138,348 PacificNet shares; iMobile acquisition: 153,500 PacificNet Shares; PacificNet Games Limited (PGL): 160,000 PacificNet shares; Octavian acquisition: 2,330,000 PacificNet shares, and G-lot acquisition: 1,350,000 PacificNet shares.

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

Due to the provisions mentioned above and as per the terms of the Debenture, the Company has reclassified the principal amount of the Debenture of $8,000,000 (remaining balance: $4,512,000) and the principal amount of the new Debenture of $945,000 and the interest accrued thereon to current liabilities.

EVENT OF COMPLAINT AND PETITION

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

On or about December 5, 2007, PacificNet filed its response by denying that PacificNet is in default and assert an agreement that would enable it to bring the interest payments up to date by the issuance of stock in the near future.

On March 27, 2008, three holders of PacificNet's Convertible Subordinated Debentures filed an involuntary petition for Chapter 11 relief in federal bankruptcy court late Saturday, March 22, 2008 in Wilmington, DE. The Company has retained counsel to oppose the filing because the petition fails to meet the standard for invoking an involuntary bankruptcy and fails to take into consideration other agreements between the Company and the petitioning creditors. The Company intends to vigorously oppose the petition and move for dismissal of the filing, and if successful will seek damages and attorney fees. Subsequently, PacificNet also received default notice from all but one of the debenture holders including Iroquois Master Fund Ltd., Alpha Capital AG, Whalehaven Capital Fund Limited, DKR Soundshore Oasis Holding Fund Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. from the same Convertible Subordinated Debentures related to the private offering of $8,000,000 principal amount variable debentures consummated on March 13, 2006, and due March 2009.

PacificNet has retained counsel to oppose the above petition. The amount of the debt in  question is as follows: Iroquois Master Fund Ltd. $2.5 million, Whalehaven Capital Fund Limited $958,000, Alpha Capital AG $685,000 DKR Soundshore Oasis Holding Fund Ltd $960,000, and Basso Fund Ltd., Basso Multi- Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd., a combined amount of $500,000.

EVENT OF SETTLEMENT

On August 29, 2008, PacificNet entered into a Settlement Agreement with certain bondholders who had filed an involuntary petition seeking Chapter 11 relief in Delaware federal bankruptcy court. Pursuant to the terms of the Settlement Agreement, the Company has amended and restated the terms of certain convertible debentures in the aggregate principal amount of approximately $6.2 million (the "Debentures").  Upon entering into the Settlement Agreement, the Company paid $150,000 of the obligations under the Debentures in cash and issued 668,322 shares of common stock to the bondholders upon conversion of a portion of the Debentures. The remaining outstanding Debentures in the aggregate principal amount of approximately $5.5 million are convertible at a conversion price of $2.00 per share, subject to the terms and conditions of the Debentures.

The Settlement Agreement provides that the Company shall make ten (10) monthly payments under the Debentures and also apply sums due under certain receivables toward payment.  All obligations of the Company to the bondholders under the Debentures are due on or before July 15, 2009.  Additionally, pursuant to the terms of the Settlement Agreement, the bondholders have received a security interest and collateral assignment in receivables of the Company and certain of its subsidiaries.

Additionally, the Company has issued to the bondholders new debentures representing additional amounts owed to them, which will be due in the event that the Company does not comply with the terms of the Debentures.  The parties have further agreed that the bankruptcy action and all related pending litigation will be dismissed without prejudice immediately.

As of September 30, 2008, PacificNet has paid $150,000 of the obligations under the Debentures in cash and issued 668,321 shares of common stock to the bondholders upon conversion of a portion of the Debentures. Following is the summary of convertible debenture as of September 30, 2008:

($,000)	$8 million convertible debenture	$945,000 convertible debenture	Total (Unaudited)
Balance December 31, 2007	$4,864	$945	$5,809
Principal payment:
Cash payment	150		150
Stock payment	501		501
Accrued interest	299	58	357
Balance September 30, 2008	$4,512	$1,003	$5,515

8.2 Repossession of PacificNet Games Limited (PGL) Due To Default Notice by Pope: Five Million Convertible Note

On February 7, 2007, PacificNet Games Limited (PGL) entered into a definitive $5 million convertible secured note financing agreement with Pope Asset Management, LLC (“Pope”), an institutional investor. Proceeds of the financing are to provide Pacificnet Games Limited with additional working capital to expand its gaming technology operations, to make further synergistic acquisitions in China and for general corporate purposes.

The $5 million convertible secured note issued to Pope matures on February 6, 2010. Subject to reaching certain net income milestones during fiscal year 2007, the note is convertible into an equity interest of PacificNet Games Limited (PGL) ranging between 26% and 32%. The interest rate of the convertible note has initially been set at 8%, and shall increase to 15% if the note is not converted prior to maturity. In connection with the issuance of the note, PacificNet Games Limited (PGL) incurred financing cost of $369,000 which primarily consisted of investment banker fees, legal and other professional fees. These costs have been capitalized and will be amortized over three years, the life of the note.

EVENT OF DEFAULT

Pope Asset Management LLC ("Pope") has sent PacificNet Games Limited (PGL) a default notice on September 17, 2008, alleging that PacificNet Games Limited (PGL) has breached the covenants and representations and warranties of the Loan Agreement and the Stock Pledge Agreement signed between Pacificnet Games Limited (PGL) and Pope dated February 2007.   The Company disagrees with Pope on the timing and the reasons of the Defalult Notice that PGL has breached the Loan Agreement.

Although the Company and its Board disagrees with Pope's allegations of any such breaches, and if necessary will defend itself against any such allegations, the Company's Board has approved a release and transfer of the shares of PacificNet Games Limited (PGL) owned by the Company through its wholly-owned subsidiary, to Pope.  The escrow agent is in possession of the escrow shares, and the Company is working with the escrow agent to transfer the escrow shares in PGL to Pope.  Such escrow shares have not been released but since such release has been approved, the rights to the shares, including voting rights have been vested with Pope.

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

	Nine Month Period Ended
Revenue from un related entities (In thousands of US Dollars)	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Group 1 (Outsourcing)	1,875	1,575
Group 2 (Telecom/Value added service)	870	1,261
Group 3 (Products)	12,200	12,268
Group 4 (Other Business)	122	211
Total	15,067	15,315

	Nine Month Period Ended
Income (loss) from operations (In thousands of US Dollars)	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Group 1 (Outsourcing)	(372)	(106)
Group 2 (Telecom/Value added service)	(123)	453
Group 3 (Products)	(450)	1,428
Group 4 (Other Business)	(2,380)	(1,791)
Total	(3,325)	(16)

Nine Month Period Ended
Income tax benefit (expense) (In thousands of US Dollars)	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Group 1 (Outsourcing)	-	-
Group 2 (Telecom/Value added service)	3	-
Group 3 (Products)	-	-
Group 4 (Other Business)	-	-
Total	3	-

	Nine Month Period Ended
Net Income (Loss) (In thousands of US Dollars)	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Group 1 (Outsourcing)	(195)	(140)
Group 2 (Telecom/Value added service)	(60)	673
Group 3 (Products)	(1,491)	2,545
Group 4 (Other Business)	(2,658)	(3,717)
Total	(4,404)	(639)

	Nine Month Period Ended
Depreciation and amortization (In thousands of US Dollars)	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Group 1 (Outsourcing)	5	4
Group 2 (Telecom/Value added service)	170	93
Group 3 (Products)	12	89
Group 4 (Other Business)	122	135
Total	309	321

Total Assets (In thousands of US Dollars)	September 30, 2008	December 31, 2007
	(Unaudited)
Group 1 (Outsourcing)	1,235	990
Group 2 (Telecom/Value added service)	1,957	383
Group 3 (Products)	9,731	9,755
Group 4 (Other Business)	6,660	11,933
Total	19,583	23,061

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

(3) Product (Telecom & Gaming) Services Group - involves communication and gaming products, GSM/CDMA/3G Products, Multimedia Communication Kiosks. This Group includes the following subsidiaries: PacificNet Communications Limited (PacCom), iMobile and Take1. Take1 Technologies (Take 1), is in the business of designing and manufacturing electronic multimedia entertainment kiosks, coin-op kiosks and machines, Electronic Gaming Machines (EGM), bingo and slot machines, AWP (Amusements With Prizes) games, server-based downloadable games systems, and Video Lottery Terminals (VLT) such as Keno and Bingo machines, including hardware, software, and cabinets.

(4) Other Business -other administrative, financial and investment services and non-core businesses.

Product and service revenues classified by major geographic areas are as follows (in thousands of US Dollars):

For the three months ended September 30, 2008	Hong Kong, Macau	PRC	United States	Total
Product revenues	104	4,544		4,648
Service revenues	3	997		1,000

For the three months ended September 30, 2008	Hong Kong, Macau	PRC	United States	Total
Product revenues	1,776	2,573	(21)	4,328
Service revenues	37	889		926

For the three months ended September 30, 2008	Hong Kong, Macau	PRC	United States	Total
Product revenues	1,199	11,001		12,200
Service revenues	41	2,826		2,867

For the three months ended September 30, 2008	Hong Kong, Macau	PRC	United States	Total
Product revenues	6,759	5,508	(21)	12,246
Service revenues	178	2,890		3,068

10. RELATED PARTY TRANSACTIONS

LOAN DUE TO AND FROM RELATED PARTIES

As of September 30, 2008, there was a total loan receivable of approximately $2,326,000 while the loan due to related party was zero.

As at the year ended December 31, 2007, there was a total loan receivable of approximately $2,273,000 due from related parties while the loan due to related party was zero.

As of September 30, 2008 the related party loans receivable included $630,000 due from Pacificnet Power Limited (PactPower), $771,000 due from MOABC, $594,000 due from Linkhead, $2,000 due from Clickcom, $150,000 due from PacSo-HK, and $179,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries are comprised of $115,000 due from a shareholder of Victor Choi and $64,000 due from a director of Soluteck.

As of December 31, 2007 the related party loans receivable included $781,000 due from Pacificnet Power Limited (PactPower), $523,000 due from MOABC, $625,000 due from PACT Linkhead, $15,000 due form PACT AD, $150,000 due from PACT Solution, and $179,000 due from shareholders and directors of certain of the Company’s subsidiaries in connection with the acquisition of these subsidiaries. The loans receivable from shareholders and directors of these subsidiaries are comprised of $115,000 due from a shareholder of Victor Choi and $64,000 due from a director of Soluteck.

The terms of these related parties loan receivables and payables are summarized below:

LOAN TO PACIFICNET POWER LIMITED (PactPower)

A convertible loan of $630,000 is outstanding from PactPower. The maturity date of loan was September 9, 2007. Within ninety (90) days overdue, an additional interest charge of 5% per annum will be levied as a penalty. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO MOABC

A convertible loan of $771,000 is outstanding from MOABC as of September 30, 2008. The maturity date of loan is January 1, 2009.

LOAN TO LINKHEAD

Linkhead is an affiliated company, 15% owned by PacificNet, as of September 30, 2008. A convertible loan of $594,000 is outstanding from Linkhead. The maturity date of loan was January 1, 2008. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO CLICKCOM

A convertible loan of $2,000 is outstanding from Clickcom as at September 30, 2008.

LOAN TO PACIFICNET SOLUTION LIMITED (PactSo-HK)

A convertible loan of $150,000 is outstanding from PactSo-HK. The maturity date of loan was January 6，2007. The loan is currently due on demand, non-interest bearing and unsecured.

LOAN TO VICTOR CHOI SHAREHOLDER

As of September 30, 2008, there was a loan outstanding of $115,000 receivable from the shareholder of Victor Choi. This loan is secured by 30,000 PacificNet shares. The loan is currently due on demand and non-interest bearing.

LOAN TO SOLUTECK’S DIRECTOR

As of September 30, 2008, there was a loan outstanding of $64,000 receivable from a director of Soluteck. The interest rate for the loan is 8% per annum plus 5% penalty interest in case it has not been timely paid. The loan is collateralized with 100,000 PacificNet’s shares owned by the borrowing director and Ms Iris Lo, and the remaining assets of Smartime Holding Ltd. The maturity date of loan was January 31，2007. The loan is currently due on demand, non-interest bearing and unsecured.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company leases warehouse and office space under operating leases with fixed monthly rentals. None of the leases included contingent rentals. Operating lease expense charged to operations for 2008 Q3 amounted to $277,000 (2007 Q3: $120,000). Future minimum lease payments under non-cancelable operating leases are $192,000 for the period from October 2008 to September 2009 and $85,000 for the period from October 2009 to September 2012.

BANK LOANS- Bank loans represent the following at September 30, 2008 (in thousands)

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Unsecured	1,840	1,823
Less: current portion	90	80
Non current portion	$1,750	$1,743

Aggregate future maturities of borrowing for the next five years are as follows (In thousands of US Dollars):

(US$000s)	October 2008 to September 2009	October 2009 to September 2010	October 2010 to September 2011	October 2011 to September 2012	October 2012 to September 2013	Thereafter	TOTAL
Beijing PACT office mortgage (1)	63	66	70	74	78	750	1102
Shenzhen PACT office mortgage (2)	27	29	31	32	35	584	737
TOTAL	90	95	101	107	113	1,334	1,840

(1)	Fixed mortgages expiring in 2012 at interest rate of 5.5% per annum.
(2)	Fixed mortgage expiring in 2012 at interest rate of 6.2% per annum.

STATUS OF ACQUISITION OF OCTAVIAN INTERNATIONAL LIMITED ("OCTAVIAN")

On January 22 2008, the Company announced the acquisition of Octavian International Limited (“Octavian”), a worldwide supplier of gaming technology, solutions and systems.   The Company had previously reported on a Form 8-K filed with the Securities and Exchange Commission on December 13, 2007, the execution of definitive agreements, including that certain Agreement among, PacificNet Games International Corporation (PGIC), Octavian, Emperor Holdings Limited, Ziria Enterprises Limited and the Company on December 7, 2007, for the acquisition of 100% of Octavian (the “Agreement”).  PacificNet, through its wholly-owned subsidiary, Pacificnet Games International Corporation, signed an agreement to acquire from Ziria Enterprises Limited, a company incorporated in Cyprus (the “Seller”), 100% of the issued and outstanding shares (the “Shares”) of Emperor Holdings Limited, a company incorporated in Cyprus (the “Holding Company”), which is the parent company of Octavian.

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

As at December 31, 2007 the 2,330,000 shares were issued and recorded as deposit total amounted to approx. $10,974,000. These shares were received from Octavian as at September 30, 2008 and included under treasury stock.

12. DISCONTINUED OPERATION /NET ASSETS HELD FOR DISPOSITION

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

PacificNet and Heyspace entered into a Supplement Agreement for 3G’s deal on 20th March, 2008. According to this supplement agreement, PacificNet will apply $500,000 received as of December 31, 2007 against the 5% ownership interest and the remaining $500,000 will be served as a collateral along with the transfer of the share certificates of 46% shares to PacificNet from Heyspace. If Heyspace fails to pay the remaining USD$5,000,000 on or before 31 March, 2009, PacificNet has right to reclaim for the unpaid 46% shares of Pacific 3G Information & Technology Co., Limited, and demand for an annual interest rate of 12%. As at September 30, 2008, the company has made $3.5 million provision against the receivable from Heyspace.

Sale of Interest in PacificNet Epro Holdings Limited ("Epro")

On April 18, 2008, PacificNet consummated the sale of the Company's subsidiary, PacificNet Epro Holdings Limited, a company incorporated in the Hong Kong Special Administrative Region of the PRC ("Epro"), which is primarily engaged in the business of providing call center telecom and customer relationship management services as well as other business outsourcing services in China. Pursuant to the terms of the Sales and Purchase Agreement (the "Agreement") entered into between the Company and Epro Group International Limited (the "Epro Group International"), PacificNet sold its entire share ownership of 7,766,993 shares in Epro for HK$21 million. The Company received a payment of HK$3 million upon execution of the Agreement and a payment of HK$4 million on September 30, 2008. PacificNet shall receive the remaining purchase price in installments over the next twenty-four months. Pursuant to the terms of the Agreement, within sixty days of the closing, Epro shall repay PacificNet HK$2 million for an interest bearing loan granted from PacificNet to Epro. The loan has now been fully repaid by Epro in 2 installments, HK$1 million was paid on May 21, 2008 and the balance of HK$1 million was paid on July 7, 2008.

Following is the summary of net assets held for disposition as of April 11, 2008 (In thousands of US dollars):

Assets :-
Cash and cash equivalents	$424
Accounts receivable, net	1,398
Other receivable	410
Other current assets	620
Property, Plant & Equipment, net	518
Others	131
Total Assets	3,501

Liabilities :-
Accounts payable and accrued expense	495
Others	443
Total Liabilities	938

The components of loss from operations related to the entity held for disposal for the year ended April 11, 2008 are shown below (In thousands of US dollars).

Net sales	$398
Operating expenses
Selling, general and administrative	284
Depreciation and amortization	38
Total operating expenses	322

Loss from operations	76

Non-operating income (expenses) :-
Other income	(2)
Interest income	(18)

Net profit before income tax	56

Provision for Income tax	-
Minority interest-PL	2
Net profit from entity held for disposal	$58

Reposession of PacificNet Games Limited (PGL) Due to Default Notice from Pope Asset Management, LLC (Pope)

Pope Asset Management LLC ("Pope") has sent PacificNet Games Limited (PGL) a default notice on September 17, 2008, alleging that PacificNet Games Limited (PGL) has breached the covenants and representations and warranties of the Loan Agreement and the Stock Pledge Agreement signed between PacificNet Games Limited (PGL) and Pope dated February 2007.   The Company disagrees with Pope on the timing and the reasons of the Default Notice that PGL has breached the Loan Agreement.

Although the Company and its Board disagrees with Pope's allegations of any such breaches, and if necessary will defend itself against any such allegations, the Company's Board has approved a release and transfer of the shares of PacificNet Games Limited (PGL) owned by the Company through its wholly-owned subsidiary, to Pope.  The escrow agent is in possession of the escrow shares, and the Company is working with the escrow agent to transfer the escrow shares in PGL to Pope.  Such escrow shares have not been released but since such release has been approved, the rights to the shares, including voting rights have been vested with Pope.

As of September 30, 2008, PGL was not consolidated and reclassified as held for disposal in the accompanying financial statements.

Following is the summary of net assets held for disposition as of September 30, 2008 (In thousands of US Dollars):

Assets :-
Cash and cash equivalents	$115
Accounts receivable, net	735
Inventory	125
Other current assets	110
Other receivable	64
Property, Plant & Equipment, net	440
Intangible assets	75
Others	192
Total Assets	1,856

Liabilities :-
Accounts payable and accrued expense	149
Convertible debenture - non current portion	2,737
Others	152
Total Liabilities	3,038

The components of loss from operations related to the entity held for disposal for the year ended September 30, 2008 are shown below (In thousands of US Dollars).

Net sales	$8
Operating expenses
Selling, general and administrative	1,264
Depreciation and amortization	240
Total operating expenses	1,505

Profit (Loss) from operations	(1,497)

Non-operating income (expenses) :-
Other income	-
Interest income	(563)

Net profit before income tax	(2,060)

Provision for Income tax	-
Minority interests	1,010
Net profit from entity held for disposal	$(1,050)

Information relating to the operations of the subsidiaries up to the nine month periods of September 30, 2008 is as follows (in thousands of US Dollars):

(In US$ thousands)				September 30, 2008	December 31, 2007
	Epro	PactGames (BVI)	Clickcom	(Unaudited)	(Audited)
Income (loss) from discontinued operations	$58	(1,050)	-	992	(1,141)
Gain (loss) on disposal	$(59)	-	(24)	(83)	2,181

Receivable in lieu of disposed subsidiary comprised of the following:

(in 000’ $)	September 30, 2008	December 31, 2007
Receivable from Epro	$1,794	$-
Receivable from G3G	5,000	5,000
Provision for bad debt	(3,500)	(3,500)
Receivable, net	$3,294	$1,500

13. INVESTMENTS IN AFFILIATED COMPANIES

Investments

Investments that are recorded at cost are evaluated for any impairment that are not temporary in nature and adjusted for the impairment.

Investments in affiliated companies are consisted of the following as of September 30, 2008:

Under Cost Method:

(USD’000)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)	DESCRIPTION
Glad Smart	$-	$30
Linkhead	65	65	15% ownership interest
Clickcom	-	25
KingLott	168	-	19% ownership interest
Poly Blue	61	-	18% ownership interest
Total	$294	$120

Under Equity Method:

Investments accounted for under the equity method are carried at cost and adjusted for the Company’s proportionate share of undistributed earnings and losses.

(USD ' 000s)	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)	DESCRIPTION
Bell-Pact Shanghai JV	$3	$13	40% ownership interest

14. ACQUISITION

(1) ACQUISITION OF UNIVERSAL KINGLOTT (BEIJING) TECH CO., LTD.

On August 18, 2008, the Company entered into a purchase agreement to acquire 19% equity interest of a Chinese lottery company called Universal KingLott (Beijing) Tech Co., Ltd...We paid entirely with shares of 240,000 PacificNet Shares, valued at $0.58 per share on Sep 16, 2008.

(2) ACQUISITION OF GUANGDONG POLY BLUE EXPRESS COMMUNICATIONS CO., LTD

On September 01, 2008, the Company entered into a purchase agreement to acquire 18% equity interest of Guangdong Poly Blue Express Communications Co.,Ltd.. We paid entirely with shares of 60,000 PacificNet Shares, valued at $0.80 per share on Sep 4, 2008.

15. LEGAL PROCEEDINGS

1. Johnson Controls Hong Kong Limited (JCHKL) vs. PacificNet Power Limited (PactPower)

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

2. PacificNet Power Limited (PactPower) vs Johnson Controls Hong Kong Limited (JCHKL)

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

The case is still in the pleadings stage (i.e. filing and serving of Statement of Claim, Defense and/or Counterclaim and Reply) without any update.

4. Iroquois Master Fund, Ltd. vs. Pacificnet Inc.

On or about October 3, 2007 Iroquois Master Fund, Ltd. filed a complaint in the Supreme Court of the State of New York against PacificNet Inc., (Company) claiming that the Company is in default under the Amended and Restated Convertible Debenture due March 2009 (the Amended Debenture”) in the principal amount of $3,000,000 and the Convertible Debenture due February 2009 (the New Debenture”) in the principal amount of $420,000.

As of August 29, 2008, Company entered into a Settlement and Release Agreement (the "Settlement Agreement") relating to all outstanding disputes and litigation with each of the holders of its debentures, Iroquois Master Fund, Ltd., C.E. Unterberg, Towbin Capital Partners I (n/k/a Collins Stewart), Alpha Capital AG, Whalehaven Capital Fund Ltd., DKR Soundshore Oasis Holding Fund, Ltd., Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., and Basso Private Opportunities Holding Fund Ltd. (collectively the "Debenture Holders").

Pursuant to the terms of the Settlement Agreement, the Company has amended and restated the terms of certain convertible debentures in the aggregate principal amount of approximately $6.2 million (the ''Debentures''). Upon entering into the Settlement Agreement, the Company paid $150,000 of the obligations under the Debentures in cash and issued 668,322 shares of common stock to the Debenture Holders upon conversion of a portion of the Debentures. The remaining outstanding Debentures in the aggregate principal amount of approximately $5.5 million are convertible at a conversion price of $2.00 per share, subject to the terms and conditions of the Debentures.

The Settlement Agreement provides that the Company shall make ten (10) monthly payments under the Debentures and also apply sums due under certain receivables toward payment. All obligations of the Company to the Debentures Holders under the Debentures are due on or before July 15, 2009. Additionally, pursuant to the terms of the Settlement Agreement, the Debentures Holders have received a security interest and collateral assignment in receivables of the Company and certain of its subsidiaries.

Additionally, the Company has issued to the Debentures Holders new debentures representing additional amounts owed to them, which will be due in the event that the Company does not comply with the terms of the Debentures. The parties have further agreed that the bankruptcy action and all related pending litigation will be dismissed without prejudice immediately. On December 15, 2008, provided there are no defaults under the settlement documents, these dismissals would be with prejudice.

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

The three top customers contributed to sales amounting to $2,700,000, $214,000 and $360,000, the receivable from these customers was $1,346,000, $142,000 and $198,000 respectively as at September 30, 2008. The three top vendors contributed to purchases amounting to $280,000, $201,000 and $185,000, the payable to these vendors was $62,000, $56,000 and $53,000 respectively as at September 30, 2008.

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
●           Exposure to and expense of resolving and defending litigation;
●           Consumer acceptance of the Company's products;
●           Managing and maintaining growth;
●           Customer demands;
●           Market and industry conditions;
●           The success of product development and new product introductions into the marketplace;
●           The departure of key members of management; and
●           The effect of the United States War on Terrorism, as well as other risks and uncertainties that are described from time to time in the Company's filings with the Securities and Exchange Commission.

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

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues is identified. The accounting effect of an impairment loss would be a charge to earnings, thereby reducing our net earnings.

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

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS

PacificNet Inc. (referred to herein as “PacificNet” or the “Company”) was originally incorporated in the State of Delaware on April 8, 1987. PacificNet is a leading provider of gaming and mobile game technology worldwide with a focus on emerging markets in Asia. PacificNet's gaming products are localized to their specific markets creating an enhanced user experience for players and larger profits for operators. PacificNet's gaming clients include the leading hotels, casinos, and gaming operators in Macau, Europe and elsewhere around the world. PacificNet also maintains legacy subsidiaries in the call center and ecommerce business in China. PacificNet employs about 500 staff in its various subsidiaries with offices in the US, Hong Kong, Macau, China. Through our subsidiaries we provide outsourcing services, value-added telecom services (VAS) and products (telecom and gaming) services. Our business process outsourcing (BPO) services include call centers, providing customer relationship management (CRM), and telemarketing services, and our information technology outsourcing (ITO) includes software programming and development. Our products (telecom and gaming) include gaming technology and communication products distribution. The Company’s operations are primarily targeted in Greater China and certain Asian country markets.

PacificNet's Gaming Products:

We offer the following gaming technology products for sale:

Electronic gaming machines (EGM). Our line of electronic gaming machines combine localized Chinese and Asian themes and content, advanced graphics, digital sound effects and music, and secondary bonus games.
●           Multi-player Electronic Table Games, eTable Series of Multiplayer Gaming Machines
●           Multi-player Electronic Baccarat Machines
●           Multi-player Electronic Sicbo Machines
●           Multi-player Electronic Roulette Machines
●           Multi-player Electronic Fish-Prawn-Crab Machines
●           Slot Machines
●           Electronic Bingo Machines
●           Video Lottery Terminals (VLTs)
●           Server-Based Gaming Machines (SBG)
●           Amusement With Prices (AWP) Machines
●           Online Gaming Software Development
●           Client-Server Gaming Systems
●           CMM Level 3 Certified Gaming Software Development Center in China
●           Cabinet Design and Sales, Parts Sales, OEM Games. We design and sell gaming machine cabinets, replacement parts.

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

* To Be Disposed:  PacificNet Communications Limited (referred to herein as "PacCom"), incorporated in Hong Kong, is a wholly owned subsidiary of PacificNet that specializes in the sales and distribution of mobile communication products, accessories, phone cards and mobile SIM cards, and telecom related services in Hong Kong and Greater China.

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

PACT Gaming Technology Operations

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

In 2008, PacificNet and its gaming subsidiaries will focus on emerging gaming markets worldwide including Asia, South America and Europe. Specific markets will include the UK, Russia, Ukraine, Italy, Germany, Argentina, Colombia, India, Australia, Cambodia, and most notably, Macau, China. PacificNet has chosen to focus on emerging markets due to their projected growth and low barrier to entry.

RESULTS OF OPERATIONS

REVENUES

Revenues for the three and nine months ended September 30, 2008 amounted to $5,648,000 and $15,067,000 respectively, a year-over-year decline of 7% and 2% as compared to $5,254,000 and $15,314,000 for the same periods of the prior year. The year-over-year decrease in revenues was mainly due to the disposal of major legacy CRM and call center unit. Segmented financial information of the three business operating groups is set out below followed by a brief discussion of each business group.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

	Group 1	Group 2.	Group 3	Group 4
For The Three Months Ended September 30, 2008	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	591	369	4,649	39	5,648
Earnings / (Loss) from Operations	(61)	(156)	(105)	(1,400)	(1,722)

	Group 1	Group 2.	Group 3	Group 4
For The Three Months Ended September 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	510	360	4,349	35	5,254
Earnings / (Loss) from Operations	(82)	99	125	(325)	(183)

	Group 1	Group 2.	Group 3	Group 4
For The Nine Months Ended September 30, 2008	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	1,875	870	12,200	122	15,067
Earnings / (Loss) from Operations	(372)	(123)	(450)	(2,380)	(3,325)

	Group 1	Group 2.	Group 3	Group 4
For The Nine Months Ended September 30, 2007	Outsourcing Services	Telecom Value-Added Services	Products (Telecom & Gaming)	Other Business	Total
(In thousands of US Dollars)	($)	($)	($)	($)	($)
Revenues	1,575	1,261	12,268	211	15,314
Earnings / (Loss) from Operations	(106)	453	1,428	(1,791)	(16)

(1)	Outsourcing Services:

Revenues from outsourcing services for the three and nine months ended September 30, 2008 amounted to $591,000 and $1,875,000 respectively as compared to $510,000 and $1,575,000 for the same periods of last year. Outsourcing services revenues for the third quarter this year made up of 10 % of the Company’s total revenues and was mainly derived from the software development, R&D, and project management services.

(2)	Telecom Value-added Services (VAS):

Revenues for the three months and nine months ended September 30, 2008 were $369,000 and $870,000 respectively, a year-over-year increase of 3% and (31) % as compared to $360,000 and $1,261,000 for the same periods last year.

(3)	Products (Telecom & Gaming):

Revenues for the three and nine months ended September 30, 2008 were $4,649,000 and $12,200,000 respectively, as compared to $4,349,000 and $12,268,000 for the same periods of the prior year. Quarterly products revenues accounted for 82% of the Company's total revenues for the third quarter of FY2008, and mainly derived from mobile phone wholesaling and distribution business.

COST OF REVENUES

Cost of revenues for the three and nine months ended September 30, 2008 were $4,928,000 and $12,508,000 respectively, representing a year-over-year increase of 21% and 2% as compared to $4,075,000 and $11,638,000 for the same periods last year. Cost of revenues as a percentage of the corresponding revenues was approximately 87% and 83% for the three and nine months ended September 30, 2008 respectively as compared to 78% and 76% for the same periods of the prior year.

(1) Outsourcing services:

Cost of revenues from outsourcing services for the three and nine months ended September 30, 2008 were $496,000 and $1,451,000 respectively, a year-over-year increase of 20% and 22% as compared to $416,000 and $1,191,000 for the same periods last year. Increase in cost of revenues was largely due to headcount increase at service staff level.

(2) Telecom Value-added Services (VAS):

Cost of revenues from VAS for the three months and nine months ended September 30, 2008 were $335,000 and $489,000 respectively, a year-over-year increase of 309 % and 40% as compared to the same periods last year.

(3) Products (Telecom & Gaming):

Cost of revenues derived from Products for the three and nine months ended September 30, 2008 were $4,095,000 and $10,531,000 respectively, a year-over-year decrease of 12% and 5% as compared to the same periods last year. Approximately 96% of the cost of revenues related to Products for the third quarter of FY2008 was derived from the sales of mobile phones, and 3% was derived from the sales of electronic gaming machines.

GROSS PROFIT

Gross profit for the three and nine months ended September 30, 2008 was $720,000 and $2,559,000, a year-over-year decrease of 39 % and 30% as compared to $1,179,000 and $3,676,000 for the same periods of the prior year. Gross margin for the three and nine months ended September 30, 2008 was 13% and 17% respectively as compared to 22% and 24% for the same periods last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) totaled $2,336,000 and $5,576,000 for the three and nine months ended September 30, 2008 respectively, a year-over-year increase of 88% and 65% as compared to $1,242,000 and $3,371,000 for the same periods of the prior year. SG&A as a percentage of quarterly revenues, however, recorded a quarter-over-quarter increase from 24% to 41%. SG&A for the nine months ended September 30, 2008 was mainly derived from the provisions for bad debts of $1,506,000 against receivables, the stock-based compensation cost of $670,000 and the legal or professional expenses of $507,000. SG&A consist primarily of indirect staff salaries, office rental, insurance, advertising expenditure and traveling cost.

	Three months ended September 30		Percentage
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2008	2007	Change
(in thousands, except percentages)	($)	($)	(%)
Remuneration and related expenses	1,255	660	90
Office (majority is rental and utilities)	245	171	43
Travel	87	111	(21)
Entertainment	38	38	0
Professional (legal and consultant)	409	115	255
Audit	11	577	(98)
Selling	180	102	77
Recovery of provisions for doubtful accounts from subsequent collections	(134)	(655)	(80)
Other	245	124	98
Total	2,336	1,242	88

	Nine months ended September 30		Percentage
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2008	2007	Change
(in thousands, except percentages)	($)	($)	(%)
Remuneration and related expenses	2,611	2,284	14
Office (majority is rental and utilities)	588	500	18
Travel	286	282	1
Entertainment	119	92	29
Professional (legal and consultant)	649	449	44
Audit	167	689	(76)
Selling	496	226	119
Recovery of provisions for doubtful accounts from subsequent collections	393	(1,389)	(128)
Other	266	237	12
Total	5,576	3,371	65

INCOME (LOSS) FROM OPERATIONS

On a year-over-year basis, Loss from operations amounted to $1,722,000 and $3,325,000 for the three and nine months ended September 30, 2008, as compared to Loss from operations of $183,000 and $16,000 for the same periods of prior year. Operating loss for the nine months was mainly due to the year-over-year increased SG&A expenses amounted to $2,205,000 as the Company created approximately $1.5 million provisions for bad debts against receivables.

INCOME TAXES

Income tax provisions for the nine months ended September 30, 2008 was $3,000 (2007Q3: zero). The provision of income taxes depends on the tax rate and tax exemption. Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Certain subsidiaries and VIEs are qualified for preferred high technology or software enterprise tax status, and they are subject to preferential tax rate of 15% under PRC Income Tax Rules.

MINORITY INTERESTS

Minority interests for the three and nine months ended September 30, 2008 totaled $171,000 and $326,000 respectively as compared to $3,000 and $(524,000) for the same period of the prior year, representing minority ownership interests in subsidiaries in the Company’s consolidated financial statement.

NET INCOME (LOSS)

On a year-over-year basis, Net Loss amounted to $1,939,000 and $4,404,000 respectively for the three and nine months ended September 30, 2008, as compared to $220,000 and $639,000 for the same periods of the prior year. The year-over-year increased Net Loss was mainly due to the disposal of assets and the provisions for bad debts.

CASH

Net cash and cash equivalents at September 30, 2008 were approximately $1.08 million as compared to $1.91 million at December 31, 2007. This was primarily due to the cash flow-out from the purchase of Intellectual Property (IP) assets and Slot Machines., and the payment of Convertible Debenture.

CONTRACTUAL OBLIGATIONS

CONTRACTUAL OBLIGATIONS

Cash resources required to satisfy short and long term Contractual obligations as of September 30, 2008 are tabulated below:

Payments Due by Period

Contractual Obligations (in thousands)	Total	Less than 1 year	1-5 years	After 5 years
Line of credit	$5	5
Bank Loans	1,840	90	1,750
Operating leases	277	192	85
Total cash contractual obligations	$2,122	287	1,835

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet guarantees, interest rate swap transactions, foreign currency forward contracts or long term purchase commitments outstanding as of September 30, 2008. Further, the Company had not engaged in any non-exchange trading activities during the third quarter of 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Pursuant to Rule 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of and design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our disclosure controls and procedures were ineffective, as of the end of the period covered by this report, due to the material weakness in our internal control over financial reporting described below.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. We regularly review and document our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined by Exchange Act Rule 13a-15(f) and 15d-15(f). Our management carried out an evaluation with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO) in conducting its evaluation. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation described above, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Regarding the material weakness described above, we have identified the following changes necessary to improve our internal control over financial reporting. We have recently signed an agreement with MetricStream to install their software programs on our system and they will also assist us in the training of our accounting staff and implementation of the system as well as on-going compliance monitoring. MetricStream is a market leader in enterprise-wide governance, risk, compliance and quality solutions for global corporations. MetricStream solutions are used by leading corporations such as Pfizer, Covidien, NASDAQ, SanDisk, BP, Entergy, Subway, Fairchild Semiconductor, Hitachi and TaylorMade-Adidas Golf in diverse industries such as pharmaceuticals, medical devices, automotive, food, high tech manufacturing, energy and financial services to manage their quality processes, regulatory and industry-mandated compliance and corporate governance initiatives, as well as by over a million compliance professionals worldwide via complianceonline.com portal.

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

PACIFICNET INC.

Date: November 21, 2008	By:	/s/Victor Tong
Victor Tong Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2008	By:	/s/ Phillip Wong
Phillip Wong Chief Financial Officer (Principal Financial Officer)